Form 10-Q
period 2012-03-31
Nexeo Solutions Holdings, LLC
filed 2012-06-07
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-179870-02

NEXEO SOLUTIONS HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	27-4328755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9303 New Trails Drive, Suite 400 The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)

(281) 297-0700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 31, 2012, the registrant’s common equity consisted of membership interest, 99.4% of which was held by TPG Accolade, L.P. and the remaining interest was held by management of Nexeo Solutions Holdings, LLC.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our Predecessor’s existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our Predecessor’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	Downward pressure on prices and margins as a result of competition from other companies;

•	Disruptions in the supply of or an inability to supply products that we distribute;

•	Risks related to our supplier and customer contracts;

•	Demand fluctuations and other developments in the broader economy;

•	Price volatility of our raw material inputs;

•	Our significant working capital requirements and the risks associated with maintaining large inventories;

•	Inability to develop and maintain an effective system of internal controls;

•	Inability to arrange transportation and storage from third parties and meet the demands of our customers on a timely basis;

•	Inability to replace services provided by Ashland pursuant to the terms of our transition services agreement;

•	Our ability to expand our operations through acquisitions or growth into new geographic locations;

•	Any disruptions to our ERP system;

•	Inability to identify desirable acquisition targets and integrate recent and future acquisitions;

•	Our ability to attract and retain key employees;

•	Labor disruptions;

•	Impairment of intangible assets;

•	Complications involved with international operations;

•	Fluctuations in foreign exchange rates and interest rates;

•	Increased costs associated with operating as a company with registered securities;

•	Accidents, environmental damage or misuse of our products or adverse health effects caused by the foregoing;

•	Costs or liabilities resulting from new or existing environmental laws;

•	Inadequacy of insurance policies to cover liabilities;

•	Inability of Ashland to satisfy indemnity obligations;

•	Exposure to legal and regulatory actions;

•	Claims for personal injury related to exposure to hazardous materials and asbestos;

•	Our ability to comply with applicable laws relating to trade, export and import controls and economic sanctions;

•	Our ability to comply with the U.S. Foreign Corrupt Practices Act;

•	Risks related to our substantial indebtedness; and

•	Conflicts of interest among TPG and our noteholders.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Risk Factors” in our Registration Statement on Form S-4/A filed on May 10, 2012 (“Amendment No. 3”). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2012	September 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$58,144	$44,989
Accounts and notes receivable (less allowance for doubtful accounts of $3,486 and $1,278, respectively)	585,282	568,251
Inventories	309,074	315,801
Deferred income taxes	856	894
Other current assets	8,453	6,341

Total current assets	961,809	936,276

NON-CURRENT ASSETS
Property, plant and equipment, net	201,935	206,520
Goodwill	168,175	168,396
Intangibles, net of amortization	72,902	76,266
Non-current deferred income taxes	597	452
Other non-current assets	30,185	32,213

Total non-current assets	473,794	483,847

Total Assets	$1,435,603	$1,420,123

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations,	$3,436	$3,430
Accounts payable and other	394,756	355,834
Accrued expenses and other liabilities	36,511	35,945
Related party payables	10,000	10,000
Income taxes payable	1,112	1,645

Total current liabilities	445,815	406,854

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion, net	634,661	645,943
Non-current deferred income taxes	406	49
Employee benefit obligations	1,273	1,126
Other non-current liabilities	2,505	2,123

Total non-current liabilities	638,845	649,241

Total Liabilities	1,084,660	1,056,095

Commitments and Contingencies (see Note 10)

EQUITY
Members’ Equity:
Class A membership interest	442,747	451,950
Class B membership interest	1,646	414
Accumulated deficit	(82,889)	(78,091)
Other comprehensive loss	(10,561)	(10,245)

Total equity	350,943	364,028

Total Liabilities and Equity	$1,435,603	$1,420,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor				Ashland Distribution Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	For the Period November 4, 2010 (inception) to	Three Months Ended	Six Months Ended
	March 31, 2012		March 31, 2011		March 31, 2011

Sales and operating revenues	$1,047,299	$1,968,387	$—	$—	$1,013,311	$1,869,167
Cost of sales and operating expenses	947,258	1,795,146	—	—	925,416	1,706,627

GROSS PROFIT	100,041	173,241	—	—	87,895	162,540

Selling, general and administrative expenses	78,383	151,294	—	—	38,211	76,021
Corporate overhead allocation	—	—	—	—	24,991	48,577
Transaction related costs	2,149	4,100	63,092	63,092	—	—

OPERATING INCOME (LOSS)	19,509	17,847	(63,092)	(63,092)	24,693	37,942

OTHER INCOME	549	924	—	—	1,666	2,434

INTEREST INCOME (EXPENSE)
Interest income	73	183	—	—	—	—
Interest expense	(11,560)	(22,819)	(2,051)	(2,051)	—	—

INCOME (LOSS) BEFORE INCOME TAXES	8,571	(3,865)	(65,143)	(65,143)	26,359	40,376

INCOME TAX EXPENSE (BENEFIT)	1,341	933	(447)	(447)	9,326	14,484

NET INCOME (LOSS)	$7,230	$(4,798)	$(64,696)	$(64,696)	$17,033	$25,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Members’ Equity

(Unaudited, in thousands)

	Class A Membership Interest	Class B Membership Interest	Accumulated Deficit	Other Comprehensive Loss	Total
Balance September 30, 2011	$451,950	$414	$(78,091)	$(10,245)	$364,028
Investment by members	650	—	—	—	650
Member distributions	(9,828)	—	—	—	(9,828)
Repurchase of member units	(25)	—	—	—	(25)
Equity-based compensation	—	1,232	—	—	1,232
Comprehensive income (loss) (a):
Net loss	—	—	(4,798)	—	(4,798)
Other comprehensive loss	—	—	—	(316)	(316)

Balance March 31, 2012	$442,747	$1,646	$(82,889)	$(10,561)	$350,943

(a)	Reconciliation of net income (loss) to total comprehensive income (loss):

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor				Ashland Distribution Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	For the Period November 4, 2010 (inception) to	Three Months Ended	Six Months Ended
	March 31, 2012		March 31, 2011		March 31, 2011

Net income (loss)	$7,230	$(4,798)	$(64,696)	$(64,696)	$17,033	$25,892
Unrealized (loss) on interest rate hedges	(642)	(642)	—	—	—	—
Unrealized translation gain (loss)	5,787	326	—	—	1,741	(1,524)

Total comprehensive income (loss)	$12,375	$(5,114)	$(64,696)	$(64,696)	$18,774	$24,368

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Ashland Distribution Predecessor
	Six Months Ended	For the Period November 4, 2010 (inception) to	Three Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2011
CASH FLOWS FROM OPERATIONS
Net income (loss)	$(4,798)	$(64,696)	$17,033	$25,892

Adjustments to reconcile to cash flows from operations
Depreciation and amortization	20,802	—	7,315	14,207
Debt issuance cost amortization	3,218	—	—	—
Provision for bad debt	27	—	2,066	2,451
Provision (benefit) for deferred income taxes	213	(447)	(352)	1,040
Stock-based compensation charges	1,232	—	—	—
(Gain) loss from sales of property, plant and equipment	582	—	(426)	(794)
Changes in assets and liabilities		—
Accounts and notes receivable	(17,056)	—	(134,020)	(87,153)
Inventories	7,028	—	(1,322)	(14,391)
Other current assets	(2,031)	—	(2,108)	(6,287)
Accounts payable and other	39,744	—	139,034	92,585
Accrued expenses and other liabilities	566	—	4,016	(8,172)
Changes in other operating assets and liabilities, net	(916)	19,104	(3,816)	(4,151)

Net cash provided by/(used in) operating activities	48,611	(46,039)	27,420	15,227

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,575)	—	(820)	(2,869)
Proceeds from the disposal of property, plant and equipment	54	—	421	794
Asset purchase transaction	—	(979,032)	—	—

Net cash (used in) investing activities	(12,521)	(979,032)	(399)	(2,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership interest	650	451,000	—	—
Repurchase of member units	(25)	—
Member distributions	(9,828)	—	—	—
Proceeds from issuance of long-term debt, net of unamortized discount	158,300	647,662	—	—
Repayment of long-term debt and lease payments	(170,484)	—	—	—
Debt issuance costs	—	(34,961)	—	—
Transfers from Ashland, net	—	—	(27,021)	(13,152)

Net cash provided by/(used in) financing activities	(21,387)	1,063,701	(27,021)	(13,152)

Effect of exchange rate changes on cash and cash equivalents	(1,548)	—	—	—
INCREASE IN CASH AND CASH EQUIVALENTS	13,155	38,630	—	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,989	—	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,144	$38,630	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands)

1. Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company. On November 5, 2010, Nexeo Solutions, LLC (“Solutions”), a wholly owned subsidiary of Holdings, entered into several agreements with Ashland Inc. (“Ashland”) pursuant to which the Company acquired Ashland’s global distribution business (the “Distribution Business” or “Predecessor”) on March 31, 2011 (the “Ashland Distribution Acquisition”). Immediately after the Ashland Distribution Acquisition, TPG Accolade, L.P. (“TPG Accolade”) owned approximately 99.8% of Holdings, and the remaining approximately 0.2% is owned by management.

As a result of the Ashland Distribution Acquisition, Holdings and its subsidiaries (together, the “Company” or “Successor”) became a distributor of chemicals and composite raw materials in North America and plastics in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. The Company offers its customers over 25,000 products used in a broad cross section of industries, including construction, chemicals manufacturing, paints and coatings, transportation, retail, medical, marine, and personal care. The Company also provides waste disposal services in North America through its environmental services division. The Company distributes these products through over 140 owned, leased or third party warehouses, rail terminals and tank terminals in North America, EMEA and Asia. The Company connects a network of over 1,000 suppliers with a diverse base of more than 25,000 customers.

2. Basis of Presentation, Change in Accounting Principle and Recent Accounting Pronouncements

Basis of Presentation

The Successor financial information for the three months ended March 31, 2011 and the period from November 4, 2010 (inception) to March 31, 2011 reflects financial information of the Company prior to the Ashland Distribution Acquisition. The Successor financial information for the three and six months ended March 31, 2012 and as of March 31, 2012 and September 30, 2011 includes the effects of recording fair value adjustments and the capital structure subsequent to the Ashland Distribution Acquisition.

Prior to the Ashland Distribution Acquisition, the Distribution Business was an unincorporated commercial unit of Ashland. The financial information of the Distribution Business is referred to as “Predecessor” company information and was derived from the accounting records of Ashland and reflect the combined results of operations and cash flows of the Distribution Business as it was historically managed, adjusted as necessary to conform with accounting principles generally accepted in the United States (“U.S. GAAP”). The Distribution Business was comprised of a combination of unincorporated commercial units of Ashland and its various subsidiary companies and, in certain jurisdictions, separate legal entities. The financial statements include the results of operations and cash flows of these unincorporated commercial units of Ashland and its various subsidiary companies, which have been prepared using the Distribution Business’ previous basis of accounting.

Since the financial statements of the Predecessor and Successor are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Ashland Distribution Acquisition, they have been separately designated, as appropriate, in these condensed financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending September 30, 2012. Quarterly financial data for the Successor period should be read in conjunction with the Consolidated Financial Statements for the period November 4, 2010 (inception) to September 30, 2011. Quarterly financial data for the Predecessor Period (as defined below) should be read in conjunction with the Distribution Business Combined Financial Statements for the year ended September 30, 2010.

The condensed consolidated balance sheet data as of September 30, 2011 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Change in Accounting Principle

During the current year, the Company elected to change its method of accounting for U.S. inventories to the weighted average cost method from the last-in, first-out (“LIFO”) method and has applied this change in accounting retrospectively to March 31, 2011 (the date of the Ashland Distribution Acquisition). The Company believes that the weighted average cost method is more appropriate because the weighted average cost method (1) is the method predominately used in the distribution business, (2) provides a more meaningful presentation of financial position because the weighted average cost method more accurately reflects the current value of inventories on the condensed consolidated balance sheet and (3) conforms all of the Company’s inventories to a single costing method for both U.S. and non-U.S. inventories. The income tax effect of this change in accounting principle was not significant due to the Company’s tax status as a limited liability company. Successor financial statements for periods prior to the Ashland Distribution Acquisition were unaffected because the Company did not maintain inventory prior to that date.

The effect of the change in accounting was as follows:

Consolidated Income Statements

	As Computed under LIFO	Effect of Change	As Reported under Average Cost

Net income- three months ended March 31, 2012	$7,230	$—	$7,230

Net income (loss)- six months ended March 31, 2012	734	(5,532)	(4,798)

Consolidated Balance Sheet

	As of September 30, 2011
	As Originally Reported under LIFO	Effect of Change	As Reported under Average Cost

Inventories	$310,269	$5,532	$315,801
Total current assets	930,744	5,532	936,276
Total assets	1,414,591	5,532	1,420,123

Accumulated deficit	(83,623)	5,532	(78,091)
Total equity	358,496	5,532	364,028
Total liabilities and equity	1,414,591	5,532	1,420,123

As the Predecessor financial statements were prepared on a different basis of accounting than the Successor financial statements, the change in accounting was not applied to the Predecessor financial statements.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in Multiemployer Plan.” These amendments require an employer to provide additional quantitative and qualitative disclosures that provide users with more detailed information about an employer’s involvement in multiemployer pension plan(s). The disclosures include, among other things, the plan name(s) and identifying number(s), the employer’s contributions to the plan(s), the financial health of the plan(s) and nature of the employer commitments to the plan(s). The Company will be required to adopt these amendments for the annual fiscal year ending September 30, 2012, although early adoption is permitted. The adoption of these amendments requires enhanced disclosure of the Predecessor financial information and will not impact the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and other (Topic 350): Testing Goodwill for Impairment.” This amendment permits, but does not require, an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendment is required to be adopted by the Company beginning October 1, 2012, although early adoption is permitted. The Company will consider assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment in future periods. The adoption of this amendment is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This amendment will: (1) eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) require the consecutive presentation of the statement of net income and other comprehensive income; and (3) require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments require retrospective application and early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for

Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These amendments supersede certain pending paragraphs in ASU No. 2011-05 to effectively defer the presentation of reclassification adjustments out of accumulated other comprehensive income (Item 3 above). The amendments are expected to be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. As a result, the Company will be required to comply with items (1) and (2) for fiscal years, and interim periods within those years, beginning after September 30, 2012. The adoption of these amendments requires specific financial statement formats and will not impact the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (“Topic 820”) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” These amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company has adopted these amendments in the current quarter. The adoption of these amendments did not have an impact on the Company’s results of operations, financial condition or cash flows.

3. Relationship with Ashland

Transition Services Agreement (Successor)

In connection with the Ashland Distribution Acquisition, the Company and Ashland entered into a transition services agreement (“TSA”), which required Ashland to provide administrative and support services, including finance and accounting, treasury, tax, environmental, health and safety, human resources, logistics, engineering, supply chain and information systems services. In exchange for these services, the Company agreed to pay Ashland the direct actual costs incurred by Ashland to provide these services, plus an additional 6.35% of such direct actual costs. Ashland is obligated to make these services available to the Company through March 31, 2014 and the Company has the option to extend the term of the agreement for an additional six months.

Ashland Cost Allocations (Predecessor)

During periods prior to the Ashland Distribution Acquisition on March 31, 2011, referred to as the Predecessor Period, the Distribution Business utilized centralized functions of Ashland to support its operations, and in return, Ashland allocated certain of its expenses to the Distribution Business. Such expenses represented costs related, but not limited to, treasury, legal, accounting, insurance, information technology, payroll administration, human resources and other services. These costs, together with an allocation of central Ashland overhead costs, were included within the corporate overhead allocation in the Predecessor condensed consolidated statements of operations. Where it was possible to specifically attribute such expenses to activities of the Distribution Business, these amounts were charged or credited directly to the Distribution Business without allocation or apportionment. Allocation of all other such expenses were based on a reasonable reflection of the utilization of service provided or benefits received by the Distribution Business during the periods presented on a consistent basis, such as headcount, square footage, or sales.

The Distribution Business’ management supported the methods used to allocate expenses and believed these methods were reasonable estimates. However, these shared expenses may not represent the amounts that would have been incurred had such transactions been entered into with third parties at “arm’s length.”

Centralized and administrative support costs provided by Ashland under the TSA in the Successor three and six months ended March 31, 2012, and costs allocated to the Distribution Business in the Predecessor three and six months ended March 31, 2011 are summarized below:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Ashland Distribution Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2012		March 31, 2011

Supply chain (purchasing)	$1,118	$2,371	$7,989	$15,978
Information technology	4,268	8,606	4,065	8,130
Financial and accounting	509	1,018	2,815	5,631
Building services	731	1,463	2,488	4,976
Legal and environmental	370	741	1,139	2,278
Human resources	547	1,129	994	1,988
Other general and administrative	474	974	5,501	9,596

Total	$8,017	$16,302	$24,991	$48,577

TSA costs for the three and six months ended March 31, 2012 are included in selling, general and administrative expenses. No TSA costs were incurred by the Company during the three months ended March 31, 2011 or the period from November 4, 2010 (inception) to March 31, 2011.

Sales and Purchases

The Company’s sales to Ashland commercial units for the three and six months ended March 31, 2012 were $11,185 and $20,799, respectively. Sales to Ashland during the Predecessor three and six months ended March 31, 2011 were $6,446 and $12,295, respectively. The Company’s purchases from Ashland commercial units for the three and six months ended March 31, 2012 were $38,183 and $72,046, respectively. Purchases from Ashland during the Predecessor three and six months ended March 31, 2011 were $33,166 and $63,886, respectively. These purchases from Ashland commercial units, primarily consisted of purchases from Ashland’s Performance Materials commercial unit of resins and related products, and were made at market prices. The Successor recorded no sales to or purchases from Ashland commercial units for any periods prior to the Ashland Distribution Acquisition.

In addition, the Company provides warehouse and delivery services to Ashland. In exchange for these services, the Company received revenue of $953 and $1,856 for the three and six months ended March 31, 2012, respectively. Revenue for these services during the Predecessor three and six months ended March 31, 2011 were $1,122 and $2,198, respectively. The Successor recorded no warehouse and delivery revenue for any periods prior to the Ashland Distribution Acquisition.

4. Inventories

Inventories at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011

Finished products	$308,837	$315,659
Raw materials and supplies	237	142

Total	$309,074	$315,801

5. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the six months ended March 31, 2012 by reportable segment:

	Chemicals	Plastics	Other	Total

Balance at September 30, 2011	$79,953	$61,761	$26,682	$168,396
Foreign currency translation	—	(221)	—	(221)

Balance at March 31, 2012	$79,953	$61,540	$26,682	$168,175

Annual Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment for the Company. As of March 31, 2012, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired as of March 31, 2012.

Other Intangibles

Definite-lived intangible assets at March 31, 2012 and September 30, 2011 consisted of the following:

		March 31, 2012			September 30, 2011
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer-related intangible	14	$75,600	$(5,400)	$70,200	$75,600	$(2,700)	$72,900
Leasehold interest intangible	1 - 20	2,508	(872)	1,636	2,456	(423)	2,033
Non-competition agreement	3	1,600	(534)	1,066	1,600	(267)	1,333

Total		$79,708	$(6,806)	$72,902	$79,656	$(3,390)	$76,266

Amortization expense recognized on intangible assets was $1,713 and $3,409 for the three and six months ended March 31, 2012, respectively, and $51 and $122 for the three and six months ended March 31, 2011, respectively. The Successor recognized no amortization expense on intangible assets for any periods prior to the Ashland Distribution Acquisition.

6. Property, Plant and Equipment

Property, plant, and equipment at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011

Land	$40,865	$40,734
Plants and buildings	67,342	66,781
Machinery and equipment	115,177	110,321
Construction in progress	11,790	5,023

Total	235,174	222,859
Less accumulated depreciation	(33,239)	(16,339)

Property, plant and equipment, net	$201,935	$206,520

Net machinery and equipment includes $13,767 and $14,247 at March 31, 2012 and September 30, 2011, respectively, related to the Company’s enterprise resource planning (ERP) system and other software related capital expenditures. Total depreciation expense on property, plant and equipment was $9,111 and $17,496 for the three and six months ended March 31, 2012, respectively and $6,116 and $11,976 for the Predecessor three and six months ended March 31, 2011, respectively. The Successor recognized no depreciation expense for any periods prior to the Ashland Distribution Acquisition. Obligations associated with capital leases totaled $215 at March 31, 2012 and $318 at September 30, 2011.

7. Long-Term Debt

Long-term debt outstanding at March 31, 2012 and September 30, 2011 are summarized below:

	March 31, 2012	September 30, 2011

Asset based loan	$145,001	$154,789
Term loan facility	321,750	323,375
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	215	318

Total long-term debt	641,966	653,482
Less: unamortized debt discount	(3,869)	(4,109)
Less: current portion of long-term debt	(3,436)	(3,430)

Non-current portion of long-term debt	$634,661	$645,943

The Company’s accounts receivable and inventory are collateral under its asset-based loan facility (“ABL Facility”) and its senior secured term loan facility (“Term Loan Facility”).

On November 3, 2011, the Company obtained a waiver from the lenders under the asset-based loan facility pursuant to which the lenders agreed to waive any potential default as a result of an error made in the financial statements for the period ended June 30, 2011 provided to the lenders under the terms of the applicable credit facility agreement. The error had a minor impact on the fixed charge coverage ratio for the period ended June 30, 2011 under the asset-based facility and the Company subsequently circulated restated financial statements to the lenders to correct the error.

8. Other Long-Term Assets and Liabilities

Other non-current assets at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011

Debt issuance cost, net	$30,185	$31,983
Other	—	230

Total	$30,185	$32,213

Other non-current liabilities at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011

Insurance reserves	$1,626	$1,271
Deferred operating leases	605	670
Other	274	182

Total	$2,505	$2,123

The Company partially insures its workers compensation claims and other general business insurance needs. In the Predecessor Period, workers compensation and other general business insurance was carried by Ashland and charges for the costs of third-party insurance were proportionally allocated to the Distribution Business.

9. Employee Benefit Plans

Multi-employer Pension Plans

In the Predecessor Period, all qualifying Distribution Business employees were eligible to participate in Ashland’s defined-benefit pension plans, which typically provided pension payments based on an employee’s length of service and compensation during the years immediately preceding retirement. Ashland assumed all liabilities associated with the U.S.-based and certain non-U.S.-based pension plans and the liabilities associated with certain non-U.S. based pension plans were funded by Ashland in conjunction with the Ashland Distribution Acquisition. The liabilities under certain non-U.S. pension plans transferred to the Company by operation of law in connection with the Ashland Distribution Acquisition. The amount of net pension expense related to certain non-U.S.-based entities for the three and six months ended March 31, 2012 was $252 and $506, respectively, and the amounts allocated to the Predecessor Period and recorded as a component of selling, general and administrative expenses related to these multi-employer plans was $3,746 and $7,851 during the three and six months ended March 31, 2011, respectively. The Successor recognized no pension expense for any periods prior to the Ashland Distribution Acquisition.

Multi-employer Postretirement Plans

In the Predecessor Period, Ashland sponsored health care and life insurance plans for all eligible U.S. and Canadian employees. Ashland’s retiree life insurance plans were non-contributory, while Ashland shared the costs of providing healthcare coverage with its retired employees through premiums, deductibles and coinsurance provisions. The total net postretirement benefit cost of these plans allocated to the Distribution Business and recorded as a component of selling, general and administrative expenses based on pro-rata payroll dollars was $333 and $839 during the three and six months ended March 31, 2011, respectively. There were no material expenses associated with these plans in the Successor Periods.

Restricted Equity Plan

Holdings may issue unregistered Series B units to certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions. Units issued under the Equity Plan are initially deemed to be unvested. Fifty percent of the Series B units will vest twenty percent annually over a five year period, as long as the employee remains continuously employed with the Company (“Time-Based Units”), and fifty percent of the Series B units will become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The Board of Directors establishes each annual performance- based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. The fair value of the Series B units was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term of five to six years, 2) expected price volatility of 60.0% to 73.6%, 3) a risk-free interest rate of 1.37% to 2.11% and 4) an expected distribution yield of 0%.

During the period November 4, 2010 (inception) to September 30, 2011, the Company did not meet the pre-established EBITDA target. In November 2011, the Board of Directors accelerated the vesting of the Performance-Based Units such that 20% of the Performance-based Units will vest over the period November 3, 2011 to March 31, 2012. The accelerated vesting was accounted for as a modification of the existing plan, which required the Company to record an expense relating to the accelerated vesting of the Performance-Based units over the vesting period from November 3, 2011 to March 31, 2012. During the three and six months ended March 31, 2012 the Company recognized an expense of $754 and $1,232, respectively, which includes the expense related to the accelerated vesting. No expense was recorded under this Equity Plan in the Predecessor Period or in any Successor periods prior to the Ashland Distribution Acquisition.

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company contributed $2,665 and $5,503 to the 401(k) Plan in the three and six months ended March 31, 2012, respectively. The Successor made no 401(k) contributions for any periods prior to the Ashland Distribution Acquisition. In the Predecessor Period, Ashland sponsored a 401(k) plan for eligible employees. Distribution Business’ allocated expense related to this defined contribution plan was $641 and $1,988 for the three and six months ended March 31, 2011, respectively. Company contributions to the 401(k) plans are recorded as a component of selling, general and administrative expenses.

Curtailment Gain

At March 31, 2011, in conjunction with Ashland’s sale of the Distribution Business, a re-measurement was required for several of Ashland’s employee benefit plans. As a result, a $3,976 curtailment gain was recorded in selling, general and administrative expense for the three and six months ended March 31, 2011 for the Ashland Distribution employees that were exiting these plans. No amounts were recorded in any of the Successor periods or Successor periods prior to the Ashland Distribution Acquisition.

10. Commitments, Contingencies and Litigation

Environmental Remediation

Due to the nature of its business, the Company is subject to various laws and regulations pertaining to the environment and to the manufacture, sale, transportation and disposal of hazardous products. These laws pertain to, among other things, air and water, the management of solid and hazardous wastes, transportation, and human health and safety.

Ashland has agreed to retain all known environmental remediation liabilities (“Retained Specific Remediation Liabilities”) and all other environmental remediation liabilities arising prior to the closing date of March 31, 2011 of which Ashland receives written notice prior to the fifth anniversary of such closing date (“Other Retained Remediation Liabilities”). Ashland’s indemnification obligations for any Other Retained Remediation Liabilities are subject to an individual claim threshold of $175 and an aggregate claim deductible of $5,000, and Ashland’s indemnification for all Retained Specified Remediation Liabilities and Other Retained Remediation Liabilities (in each case any other such liabilities relating to off-site locations) is subject to an aggregate ceiling of $75,000. In addition, Ashland’s indemnification obligations resulting from or relating to any Retained Specified Remediation Liabilities, Other Retained Remediation Liabilities or retained litigation liabilities or the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are subject to an aggregate ceiling of $139,500, and Ashland’s total indemnification obligations under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) are subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

As a result, the Company does not currently have any environmental or remediation reserves for matters covered by the purchase agreement. However, if the Company were to become aware of any Other Retained Remediation Liabilities, the Company would be responsible for the first $5,000 in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Specific Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to take an appropriate environmental or remediation reserve. The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent of clean up and remediation efforts required, the choice of remediation and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

During the Predecessor period, Ashland estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. Environmental remediation expense (income) in the Predecessor period was included within the selling, general and administrative expense caption of the Condensed Consolidated Statements of Operations and on an aggregate basis amounted to $52 and $501, respectively, during the three and six months ended March 31, 2011. Environmental remediation expense, net of receivable activity and legal fees, was expense of $63 and $1,457 during the three and six months ended March 31, 2011, respectively.

Other Legal Proceedings

The Company is not currently a party to any legal proceedings that, if determined adversely against the Company, individually or in the aggregate, would have a material adverse effect on its financial position, results of operations or cash flows.

11. Income Taxes

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings is required to make quarterly distributions to members to fund their tax obligations, if any, attributable to Holdings’ taxable income. In some jurisdictions, Holdings makes such distributions in the form of tax payments paid directly to the taxing authority on behalf of its members. Such distributions are subject to the availability of funds, as determined by the Board of Directors. Holdings made tax distributions totaling $9,824 and $9,828 during the three and six months ended March 31, 2012, respectively. Holding’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

During the Predecessor Periods, income taxes were calculated on a separate return basis, although the operations were historically included in the Ashland U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Ashland’s global tax model was developed based on its entire portfolio of businesses. Accordingly, tax results as presented for the Predecessor Periods were not necessarily reflective of the results that would have been generated on a stand-alone basis.

Income tax expense for the three months ended March 31, 2012 was $1,341 compared to a tax expense of $9,326 for the three months ended March 31, 2011 resulting in an effective tax rate of 15.6% and 35.4% respectively. This decrease in the effective tax rate is largely due to Holdings being taxed as a partnership for U.S. income tax purposes, and as such, with the exception of a limited number of state and local jurisdictions, it is not subject to U.S. income taxes. The current period income tax expense was principally due to an increase in our deferred tax asset valuation allowance of $1,811. The increase in the valuation allowance more than offset our tax benefit resulting from losses in our foreign jurisdictions of $618 and state income tax expenses of $147.

Income tax expense decreased to $933 for the six months ended March 31, 2012 from $14,484 for the six months ended March 31, 2011, a decrease of $13,551 resulting in an effective tax rate of (24.2)% and 35.9% respectively. This decrease is largely due to Holdings being taxed as a partnership for U.S. income tax purposes, and as such, with the exception of a limited number of state and local jurisdictions, it is not subject to U.S. income taxes. Holdings incurred an income tax expense of $933 on a pretax loss of $3,865 for the six months ended March 31, 2012 principally due to an increase in our deferred tax asset valuation allowance of $3,331. The increase in the valuation allowance more than offset the tax benefit resulting from losses in foreign jurisdictions of $2,640 and state income tax expenses of $242.

For the six months ended March 31, 2012, Holdings computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method. Due to the on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections of the proportion of income earned and taxed in foreign jurisdictions, as well as accurate projections of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

As of March 31, 2012 and September 30, 2011, a valuation allowance of $4,626 and $1,295 has been recorded related to certain deferred tax assets, which are primarily associated with current year foreign net operating losses. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at March 31, 2012, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires Holdings to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Holdings to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Balance at September 30, 2011	$—
Increases related to positions taken on items from prior years	—
Decreases related to positions taken on items from prior years	—
Increases related to positions taken in the current year	1,376
Lapse of statute of limitations	—
Settlement of uncertain tax positions with tax authorities	—

Balance at March 31, 2012	$1,376

Holdings recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Condensed Consolidated Statements of Operations. There were no such interest and penalties during any of the periods presented.

Holdings or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. Foreign taxing jurisdictions significant to the Company include Spain, Italy, United Kingdom, Netherlands, and Canada. Within the United States, the Company is subject to state income tax examination by tax authorities for periods after March 2011. With respect to countries outside of the United States, with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2010.

12. Segment and Geographic Data

The Company manages its business in four lines of business or operating segments; Chemicals, Plastics, Composites and Environmental Services. The Chemicals and Plastics lines of business are reportable segments. The Composites and Environmental Services businesses do not individually meet the materiality threshold for separate disclosure. As a result, they are combined for presentation and disclosure purposes in an “Other” category. Chemicals, Plastics and Composites are distribution businesses, while the Environmental Services business provides hazardous and non-hazardous waste collection, recovery, recycling and disposal services. For ease of reference, we refer to Chemicals, Plastics, Composites and Environmental Services as lines of business. Each line of business represents a unique product group.

Each of the lines of business competes with national, regional and local companies throughout North America. Plastics also competes with other distribution companies in EMEA and Asia. Competition within each line of business is based primarily on the diversity of the product portfolio, service offerings, reliability of supply, technical support and price. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level. A brief description of each of the Company’s lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users, primarily in North America. Markets served include paint and coating, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, lubricants, energy and paper industries.

Plastics. The Plastics line of business is a leading distributor of plastics in North America and EMEA, supplying a very broad product line of prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. Plastics are sold in more than 70 countries worldwide. The Plastics line of business serves all markets, especially the medical and automotive industries. Plastics sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities.

Other. The Composites line of business supplies mixed truckload and less-than-truckload quantities of polyester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the cast polymer, corrosion, marine, building and construction, and other specialty reinforcement industries through distribution facilities located throughout North America. The Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services. These environmental services are offered through a North American network of distribution centers, including several transfer facilities that have been fully permitted by the United States Environmental Protection Agency.

The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM reviews net sales to unaffiliated customers and gross profit in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s CODM in evaluating line of business performance. These expenses include depreciation and amortization, corporate overhead allocations, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. No single customer accounted for more than 10% of revenues for any line of business for each of the periods reported and intersegment revenues were insignificant.

The Company does not disaggregate total assets at the line of business level. The assets attributable to the Company’s lines of business, that are reviewed by the CODM, consist primarily of trade accounts receivable, goodwill and inventories. The Company’s inventory of packaging materials and containers are generally not allocated to a line of business and are included in unallocated assets.

Summarized financial information relating to the Company’s segments is as follows:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
REVENUES
Chemicals	$490,245	$922,986	$455,198	$828,704
Plastics	443,187	828,336	448,609	831,482
Other	113,867	217,065	109,504	208,981
Corporate reconciling items	—	—	—	—

Total revenue	1,047,299	1,968,387	1,013,311	1,869,167

GROSS PROFIT
Chemicals	43,867	78,866	37,870	71,335
Plastics	41,807	68,084	36,757	65,529
Other	14,367	26,292	13,268	25,676
Corporate reconciling items	—	(1)	—	—

Total gross profit	100,041	173,241	87,895	162,540

Selling general & administrative	78,383	151,294	38,211	76,021
Corporate overhead allocation	—	—	24,991	48,577
Transaction related costs	2,149	4,100	—	—

Total operating income	19,509	17,847	24,693	37,942

OTHER INCOME	549	924	1,666	2,434

INTEREST INCOME (EXPENSE)
Interest income	73	183	—	—
Interest expense	(11,560)	(22,819)	—	—

Income (loss) before income taxes	8,571	(3,865)	26,359	40,376

INCOME TAX EXPENSE (BENEFIT)	1,341	933	9,326	14,484

NET INCOME (LOSS)	$7,230	$(4,798)	$17,033	$25,892

	March 31, 2012	September 30, 2011
Identifiable Assets
Chemicals	$466,614	$459,823
Plastics	472,854	470,097
Other	105,935	103,751

Total identifiable assets by segment	1,045,403	1,033,671
Unallocated assets	390,200	386,452

Total Assets	$1,435,603	$1,420,123

	March 31, 2012	September 30, 2011
Goodwill by segment
Chemicals	$79,953	$79,953
Plastics	61,540	61,761
Other	26,682	26,682

Total	168,175	168,396

The Successor did not have operating segments during any periods prior to the Ashland Distribution Acquisition.

Information about the Company’s domestic and international operations follows. No single customer represented more than 10% of sales in any of the periods presented. Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor				Distribution Predecessor	Distribution Predecessor
	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012	Three Months Ended March 31, 2011	From November 4, 2010 to March 31, 2011	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011

North America	$900,310	$1,690,007	$—	$—	$859,433	$1,582,715
Europe	145,410	275,253	—	—	152,469	283,210
China	1,579	3,127	—	—	1,409	3,242

Total	$1,047,299	$1,968,387	$—	$—	$1,013,311	$1,869,167

13. Related Party

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, “TPG”) pursuant to which it will provide the Company with ongoing management, advisory and consulting services. Under the terms of the agreement, TPG receives a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3.0 million), as well as reimbursements for out-of-pocket expenses incurred by it in connection with providing such management services. During the three and six months ended March 31, 2012, the Company recorded a management fee of $750 and $1,500, respectively, which was recorded in selling, general and administrative expenses.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program are $62.5 and $125 for the three and six months ended March 31, 2012 and are recorded within selling, general and administrative expenses. The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions.

The Company’s sales to TPG related entities for the three and six months ended March 31, 2012 were $1,853 and $3,163, respectively.

14. China Joint Venture Acquisition

On September 26, 2011 and December 24, 2011, the Company entered into definitive agreements to form a joint venture with the shareholders of Beijing PlasChem Trading Co, Ltd. (“Beijing PlasChem”) to expand the Company’s operations in China. Headquartered in Beijing China, Beijing PlasChem is a leading Chinese distributor of such products as engineering plastics, common plastics, chemical materials and additives. In accordance with the terms of the definitive agreements, another entity owned by the shareholders of Beijing PlasChem will be recapitalized with an equity contribution of cash of Renminbi (“RMB”) 63 million (approximately $10.0 million at March 31, 2012) contributed by the shareholders of Beijing PlasChem, an equity contribution by the Company of RMB 96 million (approximately $ 15.2 million at March 31, 2012), and a loan from the Company of RMB 254 million (approximately $40.2 million at March 31, 2012). The joint venture will acquire all of Beijing PlasChem’s operations, including existing supplier and customer relationships in exchange for cash consideration of approximately RMB 364 million (approximately $ 57.5 million at March 31, 2012) paid at closing. Within 30 days of closing, the Company will execute an additional loan to the joint venture for working capital of $10 million, which will be denominated in U.S. dollars.

After the Company’s initial investment, the Company will own 60% of the joint venture. In addition, the Company has the opportunity, and in certain situations the obligation, to acquire the remaining 40% of the joint venture from the shareholders of Beijing PlasChem in several steps for up to approximately RMB 650 million (approximately $102.8 million at March 31, 2012) if certain conditions are met. The shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after delivery of the audited financial statements for the years ended December 31, 2012 and December 31, 2013 for a payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to approximately RMB 500 million (approximately $79.1 million at March 31, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of 2013.

The Company expects to fund the acquisition of the initial 60% of the joint venture and loans to the joint venture, in part, with an additional $50 million equity investment from TPG. The Company plans to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional debt. In a future period, which is projected to be during 2013, one of the shareholders of Beijing PlasChem is expected to make a RMB 25 million (approximately $4.0 million at March 31, 2012) equity investment in the Company. As the formation of the joint venture requires a number of regulatory and other approvals, we do not expect to form the joint venture and close the acquisition of Beijing PlasChem’s operations until the second half of 2012.

15. Fair Value Measurements

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3—Measurement is based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Interest rate swaps are valued using quoted market prices and significant other observable and unobservable inputs. The fair values of these derivative contracts are based upon current quoted market prices. These financial instruments’ fair values are based upon trades in liquid markets and the valuation model inputs can generally be verified through over-the-counter markets and valuation techniques that do not involve significant management judgment. The fair values of such financial instruments are classified within Level 2 of the fair value hierarchy.

There were no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2011. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy as of March 31, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Other non-current assets:
Interest rate swaps	$—	$161	$—	$161

Accrued expenses and other liabilities
Interest rate swaps	$—	$702	$—	$702

Other non-current liabilities
Interest rate swaps	$—	$101	$—	$101

During the three and six months ended March 31, 2012, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity those instruments. The carrying value of the Company’s revolving credit facility and senior secured credit facility approximates fair value due to the variable rate of interest paid. The estimated fair value of the Company’s long-term, senior subordinated notes is based upon Level 3 inputs to fair value and was approximately $174,471 at March 31, 2012.

16. Derivatives

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275,000 to help manage the Company’s exposure to interest rate risk related to its variable rate Term Loan Facility. Details of the interest rate swap agreements are as follows:

	Notional Amount	Counter Party	Fixed Rate (pay)	Variable Rate (receive)	Maturity	Settlement frequency
1	$75,000	Barclays	1.693%	three month LIBOR (1)	January 31, 2015	quarterly
2	$80,000	Barclays	1.832%	three month LIBOR (1)	February 26, 2016	quarterly
3	$75,000	Bank of America	1.618%	three month LIBOR (1)	March 30, 2014	quarterly
4	$45,000	Bank of America	2.060%	three month LIBOR (1)	March 30, 2017	quarterly

(1)	Subject to a floor of 1.5%.

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges until the gain or loss is realized. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally recognized in income when the interest expense on the hedged item is recognized. During the three and six months ended March 31, 2012, the Company recognized a realized loss on the interest rate swaps of $171 which was recorded in interest expense. During the three and six months ended March 31, 2012, the Company recorded an unrealized loss on the interest rate swaps of $642 which was recorded in other comprehensive income. As of March 31, 2012, approximately $702 in unrealized losses are expected to be realized within the next twelve months.

17. Subsequent Events

The Company has considered subsequent events through the date of filing, which is the date the financial statements are issued.

On May 14, 2012, a registration statement on Form S-4 to exchange the senior subordinated notes issued by Solutions and Nexeo Solutions Finance Corporation in connection with the Ashland Distribution Acquisition with new notes registered under the Securities Act was declared effective by the Securities and Exchange Commission (the “SEC”). We expect to complete the exchange offer prior to the end of the third quarter.

18. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S-X issued by the SEC. The condensed consolidating financial statements reflect the financial position, results of operations and cash flows of the Successor and Predecessor as of and for the same periods as presented in the condensed consolidated financial statements.

As a result of the Ashland Distribution Acquisition, on March 31, 2011 Solutions and its wholly owned subsidiary, Nexeo Solutions Finance Corporation (“Co-issuer” and together with Solutions, the “Issuers”), issued $175,000 in aggregate principal amount of senior subordinated notes. The notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary Nexeo Solutions Sub Holding Corp. (“Sub Hold”). Solutions is also the primary borrower under the Term Loan Facility and the ABL Facility, which are guaranteed by Holdings and Sub Hold. The Co-issuer also is a guarantor under the Term Loan Facility.

There are no restrictions on the ability of Holdings’ subsidiaries, including the Issuers, to make investments in, or loans directly to, Holdings. The ability of Holdings’ subsidiaries, including the Issuers, to pay dividends to Holdings is restricted under the Company’s Term Loan Facility, subject to certain customary exceptions, including that dividends may be made to Holdings (i) in an aggregate amount not to exceed the greater of $40, 000 and 3.25% of total assets, as defined, plus the amount of excluded contributions, as defined, received by Holdings prior to such payment; (ii) if the consolidated net leverage ratio, as defined, would be less than or equal to 3.0 to 1.0 after giving effect to such payment; and (iii) out of the available amount, as defined, if the consolidated net leverage ratio, as defined, would be less than or equal to 4.5 to 1.0 after giving effect to such payment. Payment of dividends described in the foregoing clauses (i), (ii) and (iii) (other than with excluded contributions, as defined) are prohibited if at the time of, or after giving effect to, the dividend, a default, as defined, would exist under the credit agreement for the Term Loan Facility.

Holdings was formed on November 4, 2010, as parent company to Solutions, which acquired the distribution business of Ashland. Holdings has no predecessor and is not presented in the condensed consolidating financial statements in periods prior to that date.

The Co-issuer is a wholly owned finance subsidiary of Solutions which jointly and severally issued the securities. Sub Hold has no independent operations and minimal assets. Consequently, separate financial information of Sub Hold is not presented. The Co-Issuer was formed on February 11, 2011 and has no predecessor. The remaining subsidiaries (“Non-Guarantor Subsidiaries”) are not guarantors of the notes. The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets as of March 31, 2012 (Successor)

	Successor
	as of March 31, 2012
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$650	$—	$10,213	$47,281	$—	$58,144
Accounts and notes receivable, net	—	—	433,181	152,101	—	585,282
Inventories	—	—	248,117	60,957	—	309,074
Other current assets	—	—	6,847	2,462	—	9,309
Intercompany advances	—	—	11,484	—	(11,484)	—

Total current assets	650	—	709,842	262,801	(11,484)	961,809

Property, plant and equipment, net	—	—	182,529	19,406	—	201,935
Goodwill and other intangibles, net	—	—	185,334	55,743	—	241,077
Other non-current assets	—	—	30,288	494	—	30,782
Intercompany advances	—	—	96,924	—	(96,924)	—
Investment in subsidiaries	360,102	—	118,583	—	(478,685)	—

Total assets	$360,752	$—	$1,323,500	$338,444	$(587,093)	$1,435,603

Liabilities & Members’ Equity
Current Liabilities
Current portion of long-term debt	$—	$—	$3,436	$—	$—	$3,436
Accounts payable and accrued expenses	27	—	330,716	100,524	—	431,267
Related Party Payables	—	—	10,000	—	—	10,000
Income Taxes payable	—	—	296	816	—	1,112
Intercompany advances	—	—	—	11,484	(11,484)	—

Total current liabilities	27	—	344,448	112,824	(11,484)	445,815

Long-term debt	—	—	616,660	18,001	—	634,661
Other non-current liabilities	—	—	2,290	1,894	—	4,184
Intercompany advances	9,782	—	—	87,142	(96,924)	—

Total liabilities	9,809	—	963,398	219,861	(108,408)	1,084,660

Members’ Equity
Member Interests	444,393	—	453,538	139,908	(593,446)	444,393
Retained deficit	(82,889)	—	(82,875)	(5,028)	87,903	(82,889)
Unrealized foreign currency translation gain (loss)	(10,561)	—	(10,561)	(16,297)	26,858	(10,561)

Total members’ equity	350,943	—	360,102	118,583	(478,685)	350,943

Total liabilities and members’ equity	$360,752	$—	$1,323,500	$338,444	$(587,093)	$1,435,603

Condensed Consolidating Balance Sheets as of September 30, 2011 (Successor)

	Successor
	as of September 30, 2011
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1	$—	$7,972	$37,016	$—	$44,989
Accounts and notes receivable, net	—	—	413,747	154,504	—	568,251
Inventories	—	—	251,466	64,335	—	315,801
Other current assets	—	—	6,895	340	—	7,235

Total current assets	1	—	680,080	256,195	—	936,276

Property, plant and equipment, net	—	—	185,580	20,940	—	206,520
Goodwill and other intangibles, net	—	—	188,564	56,098	—	244,662
Other non-current assets	—	—	32,466	199	—	32,665
Intercompany advances	—	—	84,197	—	(84,197)	—
Investment in subsidiaries	364,027	—	129,417	—	(493,444)	—

Total assets	$364,028	$—	$1,300,304	$333,432	$(577,641)	$1,420,123

Liabilities & Members’ Equity
Current Liabilities
Current portion of long-term debt	$—	$—	$3,430	$—	$—	$3,430
Accounts payable and accrued expenses	—	—	306,176	97,248	—	403,424

Total current liabilities	—	—	309,606	97,248	—	406,854

Long-term debt	—	—	623,654	22,289	—	645,943
Other non-current liabilities	—	—	3,017	281	—	3,298
Intercompany advances	—	—	—	84,197	(84,197)	—

Total liabilities	—	—	936,277	204,015	(84,197)	1,056,095

Members’ Equity
Member Interests	452,364	—	452,363	138,526	(590,889)	452,364
Retained earnings (deficit)	(78,091)	—	(78,091)	3,667	74,424	(78,091)
Unrealized foreign currency translation gain (loss)	(10,245)	—	(10,245)	(12,776)	23,021	(10,245)

Total members’ equity	364,028	—	364,027	129,417	(493,444)	364,028

Total liabilities and members’ equity	$364,028	$—	$1,300,304	$333,432	$(577,641)	$1,420,123

Condensed Consolidating Statements of Operations for the Three Months Ended

March 31, 2012 (Successor)

	Successor
	For the three months ended March 31, 2012
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales and operating revenues	$—	$—	$824,532	$222,767	$—	$1,047,299
Cost of sales and operating expenses	—	—	741,899	205,359	—	947,258

Gross Profit	—		82,633	17,408	—	100,041
Selling, general and administrative expenses	13	—	57,229	23,290	—	80,532

Operating income (loss)	(13)	—	25,404	(5,882)	—	19,509
Other income (expense)
Interest expense, net	—	—	(11,280)	(207)	—	(11,487)
Equity in earnings of subsidiaries	7,243	—	(8,911)	—	1,668	—
Other income (expense)	—	—	2,030	(1,481)	—	549

Income (loss) before income taxes	7,230	—	7,243	(7,570)	1,668	8,571
Income tax expense	—	—	—	1,341	—	1,341

Net income (loss)	$7,230	$—	$7,243	$(8,911)	$1,668	$7,230

Condensed Consolidating Statements of Operations for the Six Months Ended

March 31, 2012 (Successor)

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Successor
	For the six months ended March 31, 2012
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales and operating revenues	$—	$—	$1,541,881	$426,506	$—	$1,968,387
Cost of sales and operating expenses	—	—	1,399,040	396,106	—	1,795,146

Gross Profit	—	—	142,841	30,400	—	173,241
Selling, general and administrative expenses	14	—	116,130	35,150	—	151,294
Transaction related costs	—	—	4,100	—	—	4,100

Operating income (loss)	(14)	—	22,611	(4,750)	—	17,847
Other income (expense)
Interest expense, net	—	—	(22,095)	(541)	—	(22,636)
Equity in earnings of subsidiaries	(4,784)	—	(8,695)	—	13,479	—
Other income (expense)	—	—	3,516	(2,592)	—	924

Income (loss) before income taxes	(4,798)	—	(4,663)	(7,883)	13,479	(3,865)
Income tax expense	—	—	121	812	—	933

Net income (loss)	$(4,798)	$—	$(4,784)	$(8,695)	$13,479	$(4,798)

Condensed Consolidating Statements of Operations for the Three Months Ended

March 31, 2011 (Successor)

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Successor
	For the three months ended March 31, 2011
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales and operating revenues	$—	$—	$—	$—	$—	$—
Cost of sales and operating expenses	—	—	—	—	—	—

Gross Profit	—		—	—	—	—
Selling, general and administrative expenses	—	—	63,092	—	—	63,092

Operating income (loss)	—	—	(63,092)	—	—	(63,092)
Other income (expense)
Interest expense, net	—	—	(2,051)	—	—	(2,051)
Equity in earnings of subsidiaries	(64,696)	—	—	—	64,696	—
Other income (expense)	—	—	—	—	—	—

Income (loss) before income taxes	(64,696)	—	(65,143)	—	64,696	(65,143)
Income tax expense	—	—	(447)	—	—	(447)

Net income (loss)	$(64,696)	$—	$(64,696)	$—	$64,696	$(64,696)

Condensed Consolidating Statements of Operations for the Period From November 4, 2010 (inception) to March 31, 2011 (Successor)

	Successor
	For the period from November 4, 2010 (inception) to March 31, 2011
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales and operating revenues	$—	$—	$—	$—	$—	$—
Cost of sales and operating expenses	—	—	—	—	—	—

Gross Profit	—		—	—	—	—
Selling, general and administrative expenses	—	—	63,092	—	—	63,092

Operating income (loss)	—	—	(63,092)	—	—	(63,092)
Other income (expense)
Interest expense, net	—	—	(2,051)	—	—	(2,051)
Equity in earnings of subsidiaries	(64,696)	—	—	—	64,696	—
Other income (expense)	—	—	—	—	—	—

Income (loss) before income taxes	(64,696)	—	(65,143)	—	64,696	(65,143)
Income tax expense	—	—	(447)	—	—	(447)

Net income (loss)	$(64,696)	$—	$(64,696)	$—	$64,696	$(64,696)

Condensed Consolidating Statements of Operations for the Three Months Ended

March 31, 2011 (Predecessor)

	Predecessor
	For the three months ended March 31, 2011
	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales and operating revenues	$797,914	$215,397	$—	$1,013,311
Cost of sales and operating expenses	728,005	197,411	—	925,416

Gross Profit	69,909	17,986	—	87,895
Selling, general and administrative expenses	71,091	(7,889)	—	63,202

Operating income (loss)	(1,182)	25,875	—	24,693
Other income (expense)
Equity in earnings of subsidiaries	26,821	—	(26,821)	—
Other income (expense)	720	946	—	1,666

Income before income taxes	26,359	26,821	(26,821)	26,359
Income tax expense	9,326	—	—	9,326

Net income	$17,033	$26,821	$(26,821)	$17,033

Condensed Consolidating Statements of Operations for the Six Months Ended

March 31, 2011 (Predecessor)

	Predecessor
	For the six months ended March 31, 2011
	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales and operating revenues	$1,454,732	$414,435	$—	$1,869,167

Cost of sales and operating expenses	1,324,173	382,454	—	1,706,627

Gross Profit	130,559	31,981	—	162,540

Selling, general and administrative expenses	99,468	25,130	—	124,598

Operating income	31,091	6,851	—	37,942
Other income (expense)
Interest expense, net	—	—	—	—
Equity in earnings of subsidiaries	8,043	—	(8,043)
Other income (expense)	1,242	1,192	—	2,434

Income before income taxes	40,376	8,043	(8,043)	40,376
Income tax expense	14,484	—	—	14,484

Net income	$25,892	$8,043	$(8,043)	$25,892

Condensed Consolidating Statements of Cash Flows for the Six Months Ended

March 31, 2012 (Successor)

	Successor
	For the six months ended March 31, 2012
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows From Operations
Net cash provided by operations	$10,168	$—	$22,717	$16,758	$(1,032)	$48,611

Cash Flows From Investing Activities
Additions to plant, property and equipment	—	—	(12,014)	(561)	—	(12,575)
Proceeds from disposal of property plant and equipment	—	—	54	—	—	54

Net cash (used in) investing activities	—	—	(11,960)	(561)	—	(12,521)
Cash Flows From Financing Activities
Proceeds from the sales of membership interest	650	—	—	—	—	650
Repurchase of membership units	(25)	—	—	—	—	(25)
Member Distributions	(9,828)	—	—	—	—	(9,828)
Proceeds from the issuance of debt, net	—	—	150,836	7,464	—	158,300
Repayment of long-term debt and leases	—	—	(158,484)	(12,000)	—	(170,484)

Net cash (used in) financing activities	(9,203)	—	(7,648)	(4,536)	—	(21,387)
Effect of exchange rate changes on cash	(316)	—	(868)	(1,396)	1,032	(1,548)

Increase in cash	649		2,241	10,265	—	13,155
Beginning cash balance	1	—	7,972	37,016	—	44,989

Ending cash balance	$650	$—	$10,213	$47,281	$—	$58,144

Condensed Consolidating Statements of Cash Flows for the Period From November 4, 2010 (inception) to March 31, 2011 (Successor)

	Successor
	For the period from November 4, 2010 (inception) to March 31, 2011
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows From Operations
Net cash (used in) operations	$—	$—	$(46,039)	$—	$—	$(46,039)

Cash Flows From Investing Activities
Additions to plant, property and equipment	—	—	—	—	—	—
Proceeds from disposal of property plant and equipment	—	—	—	—	—	—
Asset purchase transaction	—	—	(979,032)	—	—	(979,032)

Net cash (used in) investing activities	—		(979,032)	—	—	(979,032)
Cash Flows From Financing Activities
Proceeds from the sales of membership interest	—	—	451,000	—	—	451,000
Repurchase of membership units	—	—	—	—	—	—
Member Distributions	—	—	—	—	—	—
Proceeds from the issuance of debt, net	—	—	647,662	—	—	647,662
Debt issuance costs	—	—	(34,961)	—	—	(34,961)

Net cash provided by financing activities	—	—	1,063,701	—	—	1,063,701
Effect of exchange rate changes on cash	—	—	—	—	—	—

Increase in cash	—		38,630	—	—	38,630
Beginning cash balance	—	—	—	—	—	—

Ending cash balance	$—	$—	$38,630	$—	$—	$38,630

Condensed Consolidating Statements of Cash Flows for the Six Month Period Ended

March 31, 2011 (Predecessor)

	Predecessor
	For the six months ended March 31, 2011
	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows From Operations
Net cash provided by (used in) operations	$38,784	$(23,557)	$—	$15,227

Cash Flows From Investing Activities
Additions to plant, property and equipment	(3,443)	574	—	(2,869)
Proceeds from disposal of property plant and equipment	—	794	—	794
Asset purchase transaction	—	—	—	—

Net cash provided by (used in) investing activities	(3,443)	1,368	—	(2,075)
Cash Flows From Financing Activities
Proceeds from the sales of membership interest	—	—	—	—
Proceeds from the issuance of debt, net	—	—	—	—
Repayment of long-term debt and leases	—	—	—	—
Debt issuance costs	—	—	—	—
Transfers (to) from affiliates	(35,341)	22,189	—	(13,152)

Net cash provided by (used in) financing activities	(35,341)	22,189	—	(13,152)
Effect of exchange rate changes on cash	—	—	—	—

Increase in cash	—	—	—	—
Beginning cash balance	—	—	—	—

Ending cash balance	$—	$—	$—	$—

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q. To the extent this discussion and analysis contains forward-looking statements, these statements involve risks and uncertainties. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us as the Successor will be those that are anticipated. Actual results may differ materially from those anticipated in these forward-looking statements.

The terms “Nexeo Solutions Holdings,” “the Company,” “we,” “us,” “our,” and similar terms in this report refer to Nexeo Solutions Holdings, LLC and its consolidated subsidiaries. The term “Holdings” refers only to Nexeo Solutions Holdings, LLC, a Delaware limited liability company that owns 100% of the issued and outstanding capital stock of Nexeo Solutions, LLC, a Delaware limited liability company. Holdings has no significant assets or operations other than its ownership of Nexeo Solutions, LLC. The operations of Nexeo Solutions, LLC and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

Overview

We were formed on November 4, 2010 to acquire the Distribution Business from Ashland. On November 5, 2010, we entered into several agreements with Ashland pursuant to which we acquired the Distribution Business on March 31, 2011. As a result of the Ashland Distribution Acquisition, we became a stand-alone distributor of chemicals and composite raw materials in North America, and plastics in North America, EMEA and Asia. We also provide environmental services, including hazardous and nonhazardous waste collection, recovery, recycling and disposal, in North America. Under Ashland, the Distribution Business was operated as a segment with a primary focus on being a distribution outlet for certain Ashland products. Critical activities were provided to the Distribution Business by Ashland, including most executive, financial, human resources, legal and information technology functions. In addition, the Distribution Business relied upon Ashland to provide financing, working capital, and capital investment. Since the closing of the Ashland Distribution Acquisition on March 31, 2011, we have focused on building stand-alone capabilities and completing the financial and operational carve out from Ashland while simultaneously operating the business with a renewed focus on growth in our core distribution businesses and our Environmental Services business.

We have assembled a new management team and are still in the process of staffing our organization to focus on key initiatives that we believe will enhance the value of our business for all key stakeholders. As we continue to build our internal capabilities, we are reliant on Ashland to provide administrative functions under a Transition Services Agreement, or TSA. This has, and will continue to, result in duplicate costs in some functions for a period of time. We paid Ashland approximately $8.0 million for transition services for the three months ended March 31, 2012. We have also hired over 370 people since completing the Ashland Distribution Acquisition. While we have up to three years to exit the TSA with Ashland, we believe that we are on track to exit the TSA before the end of the contractual period. Our ability to execute this plan will largely depend on our ability to attract and retain talent in the functions that are served by the TSA.

Operational and Financial Highlights

While our company was formed on November 4, 2010, we did not begin operating the Distribution Business until April 1, 2011. Since then, we have made significant progress toward becoming a stand-alone company. Important accomplishments include the following:

•	closed and funded the $972.4 million acquisition of the Distribution Business of Ashland with a combination of equity and debt;

•	established a Board of Directors, including an independent director, with key committees and governance processes;

•	hired a new senior management team with extensive experience in a variety of industries and deep functional expertise;

•	established budgetary controls and management incentives based on key performance metrics that align management interests with those of our shareholders;

•	hired over 370 people across various functions and made significant capital investments in information technology systems to build our stand-alone capabilities and prepare for exiting the TSA;

•	launched a number of initiatives to improve growth, margins and efficiency throughout our business;

•	began efforts to create our own unique culture focused on the elements required to become a growth-oriented, performance-based business;

•	established executive offices in The Woodlands, Texas to be closer to our major North American suppliers and key customer end markets;

•	enhanced our sales and marketing efforts with new managers and a new focus on key end markets and products;

•	signed a definitive joint venture agreement in China, which is anticipated to close in the second half of calendar year 2012 after a number of regulatory and other approvals are received; and

•	on May 14, 2012, our registration statement on Form S-4 to exchange our senior subordinated notes with new notes registered under the Securities Act was declared effective by the SEC.

China Joint Venture Acquisition

On September 26, 2011 and December 24, 2011, we entered into definitive agreements to form a joint venture with the shareholders of Beijing PlasChem Trading Co, Ltd. to expand our operations in China. Headquartered in Beijing, China, Beijing PlasChem is a leading Chinese distributor of products such as engineering plastics, common plastics, chemical materials and additives. Under the terms of the definitive agreements, another entity owned by the shareholders will be recapitalized with an equity contribution of cash of RMB 63 million (approximately $10.0 million at March 31, 2012) contributed by the shareholders, an equity contribution by us of RMB 96 million (approximately $15.2 million at March 31, 2012) and a loan from us of RMB 254 million (approximately $40.2 million at March 31, 2012). The joint venture will acquire all of Beijing PlasChem’s operations, including existing supplier and customer relationships, in exchange for cash consideration of approximately RMB 364 million (approximately $57.5 million at March 31, 2012) paid at closing. Within 30 days of closing, we will provide an additional loan to the joint venture for working capital of $10.0 million, which will be denominated in U.S. dollars. The joint venture will not be a guarantor of the notes, the ABL Facility or the Term Loan Facility.

After our initial investment we will own 60% of the joint venture. In addition, we have the opportunity, and in certain situations the obligation, to acquire the remaining 40% of the joint venture from the shareholders of Beijing PlasChem in several steps for up to approximately RMB 650 million (approximately $102.8 million at March 31, 2012) if certain conditions are met. The shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to us after delivery of the audited financial statements for the years ended December 31, 2012 and December 31, 2013 for a payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to approximately RMB 500 million (approximately $79.1 million at March 31, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of 2013.

We expect to fund the acquisition of the initial 60% of the joint venture and loans to the joint venture, in part, with an additional $50.0 million equity investment from TPG. We plan to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional debt. In addition, one of the shareholders of Beijing PlasChem is expected to make a RMB 25 million (approximately $4.0 million at March 31, 2012) equity investment in Solutions, which is anticipated to occur in calendar year 2013. As the formation of the joint venture requires a number of regulatory and other approvals, we do not expect to form the joint venture and close the acquisition of Beijing PlasChem’s operations until the second half of calendar year 2012. In the event that the agreement is terminated under certain situations, we are obligated to pay a termination fee equal to RMB 30 million (approximately $4.7 million at March 31, 2012).

Segment Overview

We manage our Company in four lines of business, or operating segments: Chemicals, Plastics, Composites and Environmental Services. Our Chemicals and Plastics lines of business are reportable segments. The Composites and Environmental Services lines of business do not individually meet the materiality threshold for separate disclosure. As a result, they are combined for presentation and disclosure purposes in an “Other” category. Chemicals, Plastics and Composites are distribution businesses, while our Environmental Services business provides hazardous and non-hazardous waste collection, recovery, recycling and disposal services. For ease of reference, we refer to Chemicals, Plastics, Composites and Environmental Services as lines of business.

Factors Affecting Comparability of Successor and Predecessor Financial Results

Prior to the Ashland Distribution Acquisition, the Distribution Business operated as an unincorporated commercial unit of Ashland and used centralized functions of Ashland to support its operations, and, in return, Ashland allocated certain of its expenses to the Distribution Business. Since the Ashland Distribution Acquisition, we have operated as a stand-alone company and our results of operations are not directly comparable to the historical results of operations for the periods presented, primarily because:

•

The working capital of the Distribution Business has historically been part of Ashland’s centralized corporate-wide cash management program. Accordingly, none of the Ashland cash, cash equivalents, investments, debt, or related interest income/expense at the corporate level has been assigned to the Distribution Business in the consolidated financial statements. Due to the stand-alone nature of our operations and the Ashland Distribution Acquisition-related financing transactions, our working capital, working capital requirements and related expenses are materially different since we incur cash interest expenses, amortization of financing costs, and maintain our own cash balances.

•

Prior to the Ashland Distribution Acquisition, selling, general and administrative costs attributable to the services provided, and benefits received from Ashland, together with an allocation of Ashland’s overhead costs, were included in costs and expenses in the consolidated statements of operations of the Distribution Business as corporate overhead allocation. The expense and cost allocations were intended to reflect the utilization of services provided or the benefits received during the periods presented.

These allocations may not reflect the expenses that would have been incurred if we had been operating as a separate stand-alone entity and accordingly may not compare with our results of operations, financial position and cash flows.

Some of our administrative functions continue to be provided by Ashland through the TSA. We pay Ashland for the provision of services according to the terms of the TSA. These services include certain information technology, treasury, accounting, human resources and other functions. Since the close of the Ashland Distribution Acquisition, we have been hiring personnel and entering into third party arrangements in order to be in a position to opt-out of these transition services earlier than the contractual timelines of the TSA. We have established our executive offices in The Woodlands, Texas and relocated a portion of our staff to that office.

•

Ashland retained and has agreed to indemnify us for certain liabilities relating to the Distribution Business arising prior to the closing of the sale, which include pension and other post-retirement benefits, as well as certain other potential liabilities, including litigation and environmental liabilities relating to the pre-closing period.

•

The income taxes of the Distribution Business are calculated on a separate return basis, although the operations have historically been included in the Ashland U.S. federal and state tax returns or non-U.S. jurisdictions’ tax returns. Ashland’s global tax model has been developed based on its entire portfolio of businesses and, accordingly, it is not necessarily reflective of the tax model for the distribution business as a stand-alone company. Additionally, Ashland conducted its operations as a corporation, whereas we conduct operations as a limited liability company with substantially all earnings taxed at the member level. Accordingly, we will not be subject to U.S. federal or certain state income taxes at an entity level, although we will remain subject to certain state income taxes and income and other taxes in Canada, Mexico, EMEA and Asia.

During the current period, we elected to change our method of accounting for U.S. inventories to the weighted average cost method from the LIFO method and applied this change in accounting retrospectively to March 31, 2011 (the “Ashland Distribution Acquisition date”). We believe weighted average cost method is more appropriate because the weighted average cost method:

•	is the method predominately used in the distribution business;

•

provides a more meaningful presentation of financial position because the weighted average cost method more accurately reflects the current value of inventories on the condensed consolidated balance sheet; and

•	conforms all of our inventories to a single costing method for both U.S and non-U.S. inventories.

The income tax effect of this change in accounting principle was not significant due to our tax status as a limited liability company.

Predecessor U.S. inventories are accounted for under the LIFO method. The Distribution Business, as a component of Ashland, was a mature business that built up a large amount of excess replacement costs over LIFO carrying values for U.S. inventories. LIFO assumes that goods sold are those purchased most recently and that goods remaining in inventory at period end are those acquired in chronological order since we adopted LIFO. The effect of using LIFO in times of rising prices is that the value of the most recently purchased, higher cost items are included in cost of goods sold while the older, lower cost goods remain in inventory. The difference between the weighted average cost method (which approximates first-in, first-out) of valuing inventory and the LIFO method of valuing inventory is referred to as a “LIFO reserve.” The Distribution Business had a LIFO reserve of $110.6 million at the Ashland Distribution Acquisition date of March 31, 2011.

Applying the acquisition method of accounting resulted in the inventory being “stepped-up” $125.3 million in value to reflect fair value at the time of the Ashland Distribution Acquisition. The $125.3 million step-up was comprised of the elimination of the LIFO reserve of $110.6 million and a step-up of the average cost inventory value to fair value of $14.7 million.

As a result of the factors listed above, historical results of operations and certain balance sheet and other financial data, period-to-period comparisons of these results, and certain financial data may not be comparable or indicative of future results.

Outlook

Because we distribute thousands of products across a diverse set of industries and end markets, our business is affected by broad macroeconomic trends that affect growth in gross domestic product (“GDP”) in the various economies in which we operate. In addition, our business is affected by trends in market prices of primary raw materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. The market prices of downstream derivatives of crude oil and natural gas are in turn affected by the production choices our suppliers make and the relative capacity they choose to make available for production of the various products. In inflationary environments, our average selling prices typically rise as producers raise their market prices. In such an environment, our customers maximize the amount of inventory they carry in anticipation of higher prices. This has a favorable impact on our volumes and gross profits due to the lag between rising prices and cost of goods. When deflationary forces drive market prices of products down, we must quickly adjust our inventory buying patterns to respond to the declining prices and replace inventories at lower costs.

In 2011, the global economy continued to slowly recover from the severe recession that began during 2008 and continued through most of 2010. Global industrial end-markets, which were some of the most significantly impacted end-markets during the recession, demonstrated a more consistent recovery throughout the year in nearly all regions. Markets driven by consumer spending, particularly those driven by discretionary consumer spending, remained relatively weak due to persistent unemployment and a lack of consumer confidence. Activity levels in construction markets in the developed regions of North America and Europe remained challenging. The North American economy generally followed the global trends with improving industrial activity despite persistent concerns about unemployment, consumer spending and consumer confidence. In Europe, economies in 2011 generally underperformed in comparison with most other major economies, led by recurring concerns over government debt loads and the ability to sustain or refinance the debt loads. Several major European countries initiated significant austerity measures to rein in spending and maintain access to debt markets. Unemployment levels in most countries in the region remained high, and the effects of the austerity measures were not fully reflected given that most of them were only beginning to be implemented in the latter stages of 2011.

Entering the second half of our fiscal year ending September 30, 2012, we expect the economic recovery to slowly gain strength and broaden in most end-markets and most regions. The growth rate in emerging global regions is expected to moderate somewhat, but still easily outpace the developed regions. We anticipate that the North American recovery will continue with higher industrial activity, higher levels of employment and improved conditions in the financial markets. The recovery rate in Europe in 2012 is expected to once again lag that of Asia, Latin America and North America, as export growth moderates and further impacts are realized from austerity measures. Demand in most European economies is also not expected to follow a consistent pattern as responses to the changing political environment cause additional uncertainty. It should be noted that actual economic activity could be vastly different than our expectations particularly given the continued uncertainties in the Eurozone and the impact on consumers in the United States as tax policy becomes an issue in a re-election year.

In the second fiscal quarter of 2012, we experienced an inflationary pricing environment in both our Chemicals and Plastics lines of business, a reversal of the trend we experienced in the first quarter of 2012. [As the market prices of commodities increased throughout the quarter, customers maximized the amount of inventory they carried in anticipation of higher prices having a favorable impact on volumes and gross profits. Our gross profit margins generally increase in inflationary price environments because we are selling inventory that was purchased at lower prices, but the reverse is true in deflationary price environments. The current inflationary environment could change at any time based on macro-economic factors described above. To minimize our risk in deflationary pricing environments, we closely monitor economic indicators and manage our inventory levels. We anticipate pricing levels to follow normal cyclical patterns during the remainder of the fiscal year 2012, and we will stock inventory accordingly.

We will remain intensely focused on the initiatives we launched in fiscal year 2011 to enhance growth and profitability, including:

•	leveraging our centralized business model by more closely integrating our customer service functions with our distribution network to significantly enhance customer service;

•	improving our pricing methodologies to reflect market conditions and optimize margins;

•	enhancing the processes and tools used by our sales force to increase productivity and provide them with a much greater opportunity to enjoy the success of our incentive programs;

•	expanding our footprint globally and focusing on end markets we believe will grow faster than the overall market; and

•	attracting and retaining the talent we need to create new capabilities within our company, complete the separation from Ashland and operate as a standalone company.

Results of Operations

Three Month Period Ended March 31, 2012 (Successor) Compared with Three Month Period Ended March 31, 2011 (Successor)

	Successor				Percentage of Sales and
	Three Months	Three Months	Period Over Period		Operating Revenues For the
	Ended	Ended	$ Change	% Change	Respective Period Ended
(Dollars in millions)	March 31, 2012	March 31, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	March 31, 2012	March 31, 2011

Sales and operating revenues	$1,047.3	—	$1,047.3	—	100.0%	—
Cost of sales and operating expenses	947.3	—	(947.3)	—	90.5	—

Gross profit	100.0	—	100.0	—	9.5	—
				—
Selling, general and administrative expenses	78.4	—	(78.4)	—	7.5	—
Transaction related costs	2.1	$63.1	61.0	96.7	0.2	—

Operating income (loss)	19.5	(63.1)	82.6	—	1.8	—
				—
Other income	0.5	—	0.5	—	—	—
Interest expense	(11.5)	(2.1)	(9.4)	(447.6)	(1.1)	—

Income (loss) before income taxes	8.5	(65.2)	73.7	—	0.7	—
Income tax expense (benefit)	1.3	(0.4)	(1.7)	—	0.1	—

Net income (loss)	$7.2	$(64.8)	$72.0	—	0.6%	—

Sales and operating revenues

For the three months ended March 31, 2012, sales and operating revenues were $1,047.3 million. We commenced operations after the Ashland Distribution Acquisition date; therefore, there were no sales and operating revenues for the Successor for the three months ended March 31, 2011.

Cost of sales and other operating expenses

Cost of sales and other operating expenses for the fiscal quarter ended March 31, 2012 were $947.3 million. There were no costs of sales or other operating expenses for the three months ended March 31, 2011 as we had not yet begun operations.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $78.4 million. There were no selling, general and administrative expenses for the Successor for the three months ended March 31, 2011.

Transaction related costs

We incurred $2.1 million in transaction related costs for the three months ended March 31, 2012 compared to $63.1 million for the three months ended March 31, 2011, a decrease of $61.0 million or 96.7%. The $63.1 million related to the Ashland Distribution Acquisition while the $2.1 million related primarily to legal and consulting fees incurred in connection with the Beijing Plaschem joint venture and other potential transactions.

Interest expense

Interest expense for the three months ended March 31, 2012 was $11.5 million compared to $2.1 million for the three months ended March 31, 2011. We executed the $325 million Term Loan Facility and $175 million of senior subordinated notes on March 9, 2011 in connection with the Ashland Distribution Acquisition, resulting in interest expense of $2.1 million on this debt through March 31, 2011. The $9.4 million increase for the three months ended March 31, 2012 reflects a full quarter of interest expense on the Term Loan Facility, the ABL Facility and the senior subordinated notes compared to the partial month recorded in the prior year period for the Term Loan Facility and the senior subordinated notes.

Income tax expense

Income tax expense for the three months ended March 31, 2012 was $1.3 million compared to a benefit of $0.4 million for the three months ended March 31, 2011. The income tax benefit recorded during the prior year period related to a state tax benefit on the $65.2 million of transaction related costs and interest expense.

Segment Analysis

For the three months ended March 31, 2011, there were no segment level operating revenues or expenses for the Successor. Accordingly, no Successor segment level results of operations are presented for this period.

Six Month Period Ended March 31, 2012 (Successor) Compared with Period November 4, 2010 (inception) to March 31, 2011 (Successor)

	Successor
	Six Months	November 4, 2010	Period Over Period		Percentage of Sales and Operating Revenues For the
	Ended	(inception) to	$ Change	% Change	Respective Period Ended
(Dollars in millions)	March 31, 2012	March 31, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	March 31, 2012	March 31, 2011

Sales and operating revenues	$1,968.4	—	$1,968.4	—	100.0%	—
Cost of sales and operating expenses	1,795.2	—	(1,795.2)	—	91.2	—

Gross profit	173.2	—	173.2	—	8.8	—

Selling, general and administrative expenses	151.3	—	(151.3)	—	7.7	—
Transaction related costs	4.1	$63.1	59.0	93.5	0.2	—

Operating income (loss)	17.8	(63.1)	80.9	—	0.9	—

Other income	0.9	—	0.9	—	—	—
Interest expense	(22.6)	(2.1)	(20.5)	(976.2)	(1.1)	—

Income (loss) before income taxes	(3.9)	(65.2)	61.3	—	(0.2)	—
Income tax expense (benefit)	0.9	(0.4)	(1.3)	—	—	—

Net income (loss)	$(4.8)	$(64.8)	$60.0	—	(0.2)%	—

Sales and operating revenues

For the six months ended March 31, 2012, sales and operating revenues were $1,968.4 million. We commenced operations after the Ashland Distribution Acquisition date; therefore, there were no sales and operating revenues for the Successor for the period from inception to March 31, 2011.

Cost of sales and other operating expenses

Cost of sales and other operating expenses for the six months ended March 31, 2012 were $1,795.2 million. There were no costs of sales or other operating expenses for the prior year period from November 4, 2010 to March 31, 2011 as we had not yet begun operations.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2012 were $151.3 million. There were no selling, general and administrative expenses for the Successor, for the three months ended March 31, 2011.

Transaction related costs

We incurred $4.1 million in transaction related costs for the six months ended March 31, 2012 compared to $63.1 million for the prior year period from November 4, 2010 to March 31, 2011, a decrease of $59.0 million or 93.5%. The $63.1 million related to the Ashland Distribution acquisition while the $4.1 million related primarily to legal and consulting fees incurred in connection with the Beijing PlasChem joint venture and other potential transactions.

Interest expense

Interest expense for the six months ended March 31, 2012 was $22.6 million compared to $2.1 million for the period from November 4, 2010 to March 31, 2011. We executed the $325 million Term Loan Facility and $175 million of senior subordinated notes on March 9, 2011 in connection with the Ashland Distribution Acquisition, resulting in interest expense of $2.1 million on this debt through March 31, 2011. The $20.5 million increase for the six months ended March 31, 2012 reflects a full six months of interest expense on the Term Loan Facility, senior subordinated notes and ABL Facility compared to the partial month recorded in the prior period for the Term Loan Facility and senior subordinated notes.

Income tax expense

Income tax expense for the six months ended March 31, 2012 was $0.9 million compared to a benefit of $0.4 million for the period from November 4, 2010 to March 31, 2011. The income tax benefit recorded during the prior year period related to a state tax benefit on the $65.2 million of transaction related costs and interest expense.

Segment Analysis

For the period from November 4, 2010 (inception) to March 31, 2011, there were no segment level operating revenues or expenses for the Successor. Accordingly, no Successor segment level results of operations are presented for this period.

Three Month Period Ended March 31, 2012 (Successor) Compared with Three Month Period Ended March 31, 2011 (Predecessor)

	Successor	Predecessor
		Distribution Business	Period Over Period		Percentage of Sales and Operating Revenues For the
	Three Months	Three Months	$ Change	% Change	Respective Period Ended
(Dollars in millions)	Ended March 31, 2012	Ended March 31, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	March 31, 2012	March 31, 2011

Sales and operating revenues	$1,047.3	$1,013.3	$34.0	3.4%	100.0%	100.0%
Cost of sales and operating expenses	947.3	925.4	(21.9)	(2.4)	90.5	91.3

Gross profit	100.0	87.9	12.1	13.8	9.5	8.7

Selling, general and administrative expenses	78.4	38.2	(40.2)	(105.2)	7.5	3.8
Corporate overhead allocation	—	25.0	25.0	100.0	—	2.5
Transaction related costs	2.1	—	(2.1)	—	0.2	—

Operating income (loss)	19.5	24.7	(5.2)	(21.1)	1.8	2.4

Other income (expense), net	0.5	1.7	(1.2)	(70.6)	0.0	0.2
Interest expense	(11.5)	—	(11.5)	—	(1.1)	—

Income before income taxes	8.5	26.4	(17.9)	(67.8)	0.7	2.6
Income tax expense	1.3	9.3	8.0	86.0	0.1	0.9

Net income	$7.2	$17.1	$(9.9)	(57.9)%	0.6	1.7

Sales and operating revenues

For the three months ended March 31, 2012, sales and operating revenues increased $34.0 million or 3.4% compared to the Predecessor period in the prior year. Approximately $33.9 million of the increase in sales was attributable to increases in the average selling prices of our products, while $7.8 million of the increase was attributable to increases in volume. The price and volume gains were partially offset by unfavorable foreign exchange rates, primarily with the euro during the three months ended March 31, 2012, which reduced sales by $7.7 million.

The average price of a barrel of crude oil increased 10.0% from the three month period ended March 31, 2011 contributing to price increases in our products. The primary raw materials our suppliers use in the production of chemicals and plastics are crude oil, natural gas and the many derivatives of these two raw materials. In addition, the prices of key feedstocks propylene and ethylene are affected by numerous factors, including choices made by producers for uses of these feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry) and capacity devoted to production of these feedstocks. As a result of these factors, our average selling prices increased 2.4% compared to the same period in 2011, led by the Chemicals line of business which had an increased average selling prices of 6.0%. Average selling prices in our Plastics line of business, prior to unfavorable foreign exchange impacts, increased 0.4% for the three months ended March 31, 2012 compared to the prior period.

Cost of sales and operating expenses

Cost of sales and operating expenses for the three months ended March 31, 2012 increased $21.9 million or 2.4% compared to the prior year quarter. We are a distributor and thus highly impacted by raw material prices set by producers. These prices fluctuate based on market demands, feed stock cost and other macroeconomic factors that impact producers. We generally benefit from inflationary price environments because we are selling inventory that was purchased at lower prices, but the reverse is true in deflationary price environments. To minimize our risk in deflationary pricing environments, we closely monitor and manage inventory levels. Price increases (net of exchange rate impacts) of raw material inputs for our products accounted for $10.9 million of the increase, primarily due to the 10.0% increase in the per barrel price of crude oil from the three months ended March 31, 2011. Increased sales volumes accounted for $6.4 million of the increase. We also experienced increases in delivery and warehouse costs of $4.6 million (net of exchange rate impacts) attributable to higher depreciation expense resulting from the increase in valuation of the assets on the date of the Ashland Distribution Acquisition, which represented the remaining increase in cost of sales and operating expenses.

Gross profit

Gross profit was $100.0 million for the three months ended March 31, 2012, a 13.8% increase, compared to $87.9 million gross profit recorded for the three month ended March 31, 2011. This increase of $12.1 million was directly attributable to higher pricing in all our segments, improved product margin management, volume growth in our Chemicals and Composites lines of business and gross margin gains in Chemicals, Plastics and Composites lines of businesses primarily due to the inflationary price environment during the second quarter of 2012. These favorable results were partially offset by increased freight and warehouse expenses and unfavorable foreign exchange impacts. Gross profit as a percentage of sales was 9.5% for the three months ended March 31, 2012 compared to 8.7% for the same period in the prior year.

Selling, general, and administrative expenses and overhead allocation

Selling, general, and administrative expenses were $78.4 million for the three months ended March 31, 2012, which is an increase of $15.2 million, or 24.1%, compared to the combined amount of $63.2 million consisting of selling, general, and administrative expenses and corporate overhead allocation to our Predecessor for the three months ended March 31, 2011. The absence of the corporate overhead allocation of $25.0 million for the three month period ended March 31, 2012 was offset by the continued development of the corporate infrastructure necessary for stand-alone operations in preparation for the exit from the TSA, which resulted in an increase in payroll and benefits expenses of $18.0 million over the Predecessor period ended March 31, 2011. In addition, we recorded $8.0 million in expense under the TSA during the quarter ended March 31, 2012, as well as an additional $11.4 million of costs incurred for outside service providers, contractor staffing and consulting services to supplement needs not covered under the TSA or developed on a stand-alone basis. The remaining $2.8 million in increased costs were incurred due to an increase in other expenses associated with being a standalone company.

Transaction related costs

We incurred transaction related costs totaling $2.1 million for the three months ended March 31, 2012 for nonrecurring legal, consulting, and other expenses associated with the Beijing PlasChem joint venture and pursing other potential transactions. During the same period in 2011, our Predecessor incurred no such transaction related costs.

Interest expense

We incurred interest expense of $11.5 million for the second fiscal quarter of 2012 on $638.1 million of borrowings (including capital leases) as of March 31, 2012, which were primarily incurred in connection with the Ashland Distribution Acquisition, compared with no interest expense for the fiscal quarter ended March 31, 2011.

Income tax expense

Income tax expense for the three months ended March 31, 2012 was $1.3 million compared to a tax expense of $9.3 million for the prior year quarter. This decrease is largely due to the fact we are taxed as a partnership for U.S. income tax purposes, and as such, with the exception of a limited number of state and local jurisdictions, are not subject to U.S. income taxes. The current period income tax expense was principally due to an increase in our deferred tax asset valuation allowance of $1.8 million. The increase in the valuation allowance more than offset our tax benefit resulting from losses in our foreign jurisdictions of $0.6 million and state income tax expenses of $0.1 million. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon our current expectations at March 31, 2012, we believe it is not more likely than not that we will realize the majority of our deferred tax assets.

Segment Analysis

	Successor	Predecessor	Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Respective Periods
(Dollars in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change Favorable (unfavorable)	% Change Favorable (unfavorable)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Chemicals
Sales and operating revenues	$490.2	$455.2	$35.0	7.7%	46.8%	44.9%
Gross Profit	$43.9	$37.9	$6.0	15.8%	43.9%	43.1%
Gross Profit %	9.0%	8.3%

Plastics
Sales and operating revenues	$443.2	$448.6	$(5.4)	(1.2)%	42.3%	44.3%
Gross Profit	$41.8	$36.7	$5.1	13.9%	41.8%	41.8%
Gross Profit %	9.4%	8.2%

Other
Sales and operating revenues	$113.9	$109.5	$4.4	4.0%	10.9%	10.8%
Gross Profit	$14.3	$13.3	$1.0	7.5%	14.3%	15.1%
Gross Profit %	12.6%	12.1%

Consolidated
Sales and operating revenues	$1,047.3	$1,013.3	$34.0	3.4%	100.0%	100.0%
Gross Profit	$100.0	$87.9	$12.1	13.8%	100.0%	100.0%
Gross Profit %	9.5%	8.7%

Chemicals

For the three months ended March 31, 2012, sales and operating revenues for the Chemicals line of business increased $35.0 million, or 7.7%, from the comparable period in 2011. Price increases (net of unfavorable foreign exchange rates) accounted for $27.8 million or 6.1% growth compared to the same quarter in the prior year. Average selling prices increased by $0.05 per pound over the prior year quarter, which was primarily attributable to increases in the price of feedstock. The average price of a barrel of crude oil, which is the primary raw material used by our suppliers in the production of chemicals, increased 10.0% compared to the prior year quarter. The increased cost of raw materials to our suppliers led to supplier price increases and higher average selling prices due to rising commodity prices. Sales volume increases contributed $7.2 million, or 1.6%, when compared to the prior year quarter, primarily due to volume increases in commodity chemical products. Volume increases were due to improving demand across a broad range of end markets including chemical manufacturing, energy, personal care, pharmaceutical, and food and beverage markets. However, we do not necessarily expect the volume increases realized for the quarter ended March 31, 2012 to be sustained over a broad base of markets in future quarters. Gross profit increased $6.0 million, or 15.8%, for the fiscal quarter compared to the same period in the prior year. Gross profit improvement was, in part, the result of better product margin management, which drove higher unit gross margins across specialty and other products. This improvement was partially offset by higher delivery and warehouse costs in the amount of $3.7 million, primarily the result of rising fuel costs and increased depreciation due to fair value adjustments to fixed assets at the date of the acquisition.

Plastics

Sales and operating revenues for the Plastics line of business decreased $5.4 million, or 1.2%, for the three months ended March 31, 2012 compared to the same period in 2011. Overall, volume for the three months ended March 31, 2012 compared to the comparable period for 2011 was flat. Volume gains in EMEA, driven by customers building inventory stocks in anticipation of price increases across all commodities, were offset by lower North America volume as sales of polypropylene declined due to rapidly changing market pricing dynamics and particularly strong volumes in the March 31, 2011 quarter in advance of closing the Acquisition. A positive price impact of $1.6 million, or 0.4%, driven by higher costs was offset by unfavorable foreign exchange rates, primarily the euro, of $7.1 million. During the second quarter of our fiscal year 2012, Plastics entered into an inflationary period as suppliers increased prices. While overall volume was flat, demand across all product categories was higher as customers purchased products ahead of rapid price increases. Gross profit increased $5.1 million or 13.9% for the current quarter and gross profit as a percentage of Plastics sales increased to 9.4% for the quarter ended March 31, 2012 compared to 8.2% for the prior year quarter. The increase in gross profit is attributable to volume growth in EMEA, higher pricing, and better product margin management. Gross profit gains were partly offset by an unfavorable impact of currency and higher warehouse and delivery costs resulting from depreciation expense of the increased valuation of assets.

Other

Combined sales and operating revenues for the Other category increased $4.4 million, or 4.0%, in the three months ended March 31, 2012 compared to the same quarter in the prior year, primarily due to growth in our Composites line of business of $4.6 million, offset by declining revenues in the Environmental Services line of business of $0.2 million due to the completion of one-time projects and expiring contracts. Growth in the Composites line of business is attributed to growth in the corrosion market, resulting in increased sales of fiberglass products, primarily in the oil and gas exploration market. Gross profit for the Other category increased $1.0 million, or 7.5%. As a percentage of sales for the Other category, it increased to 12.6% for the quarter ended March 31, 2012 compared to 12.1% for the same quarter in the prior year as a result of improved pricing strategy in the Environmental Services line of business and a lower than normal prior period in the Composites line of business due primarily to a more unfavorable mix in the prior period.

Six Month Period Ended March 31, 2012 (Successor) Compared with Six Month Period Ended March 31, 2011 (Predecessor)

	Successor	Predecessor
		Distribution Business	Period Over Period		Percentage of Sales and Operating Revenues For the
	Six Months	Six Months	$ Change	% Change	Respective Period Ended
(Dollars in millions)	Ended March 31, 2012	Ended March 31, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	March 31, 2012	March 31, 2011

Sales and operating revenues	$1,968.4	$1,869.2	$99.2	5.3%	100.0%	100.0%
Cost of sales and operating expenses	1,795.2	1,706.6	(88.6)	(5.2)	91.2	91.3

Gross profit	173.2	162.6	10.5	6.5	8.8	8.7

Selling, general and administrative expenses	151.3	76.0	(75.3)	(99.1)	7.7	4.1
Corporate overhead allocation	—	48.6	48.6	100.0	—	2.6
Transaction related costs	4.1	—	(4.1)	—	0.2	—

Operating income (loss)	17.8	38.0	(20.2)	(53.0)	0.9	2.0

Other income	0.9	2.4	(1.5)	(62.5)	—	0.1
Interest expense	(22.6)	—	(22.6)	—	(1.1)	—

Income (loss) before income taxes	(3.9)	40.4	(44.3)	(109.6)	(0.2)	2.1
Income tax expense	0.9	14.5	13.6	93.8	—	0.8

Net income (loss)	$(4.8)	$25.9	$(30.7)	(118.5)%	(0.2)%	1.3%

Sales and operating revenues

We recorded sales and operating revenues of $1,968.4 million for the six months ended March 31, 2012 compared to $1,869.2 million for the Predecessor for the prior year period, an increase of $99.2 million, or 5.3%. The six month period ended March 31, 2012 included price increases of $77.1 million (net of $10.4 million in unfavorable foreign exchange rates) as average selling prices for products increased 3.1% during the period. This increase is a result of upward movements in the underlying commodity prices of the raw material inputs. Volume in pounds sold increased 2.1% compared to the same period in 2011 and generated an additional $22.1 million in sales as the Chemical business grew dollar sales 11.4% for the six month period ended March 31, 2012 due to higher pricing and improved demand across a broad range of consumer markets. Plastics sales, prior to unfavorable impacts of foreign exchange, were up $6.2 million, or 0.7%, for the six months ended March 31, 2012 compared to the same period of the prior year as pricing increases due to commodity inputs drove higher selling prices. The dollar sales gain in Plastics was offset by negative foreign exchange impacts of $9.4 million resulting in a slight decline of 0.4% for the six months ended March 31, 2012 compared to the comparable period of 2011. Composites grew sales $10.5 million, or 6.8%, due to increased fiberglass business in the growing corrosion market as oil and gas exploration in North America outpaced GDP growth.

Cost of sales and operating expenses

Cost of sales and operating expenses were $1,795.2 million for the six months ended March 31, 2012 compared to $1,706.6 million for the six months ended March 31, 2011, an increase of $88.6 million, or 5.2%. Cost of sales and operating expenses as a percentage of sales was 91.2% for the six months ended March 31, 2012 compared to 91.3% for the same period in the prior year. Products from our Chemicals, Plastics and Composites line of businesses are derivatives of crude oil and natural gas, thus prices generally vary with the underlying prices of these raw materials. However, this correlation is not perfect. Price movements in the underlying commodities are generally indicative of movements in the prices of our products. The average price of crude oil increased approximately 10.2% compared to the six months ended March 31, 2011. As our costs rose due to the increasing price of oil, we were able to effectively manage our margins and pass cost increases on to our customers.

We also experienced increases in delivery and warehouse costs of $9.5 million attributable to higher depreciation expense resulting from an increase in valuation of the assets on the Ashland Distribution Acquisition date, and increased freight expenses resulting from higher fuel costs and additional volume transported.

Gross profit

Gross profit was $173.2 million for the six months ended March 31, 2012, a 6.5% increase, compared to $162.6 million gross profit recorded for the six months ended March 31, 2011. This increase of $10.6 million was directly attributable to higher pricing in all our segments, improved product margin management and strong volume growth in our Chemicals and Composites lines of business. These favorable results were partially offset by a reduction in volume in our Plastics line of business in the first fiscal quarter of 2012, increased freight and warehouse expenses and unfavorable foreign exchange impacts. Gross profit as a percentage of sales was 8.8% for the six months ended March 31, 2012 compared to 8.7% for the same period in the prior year.

Selling, general, and administrative expenses and corporate overhead allocation

Selling, general, and administrative expenses were $151.3 million for the six months ended March 31, 2012, which is an increase of $26.7 million, or 21.4%, compared to the combined amount of $124.6 million of selling, general, and administrative expenses and corporate overhead allocation for the Predecessor’s six months ended March 31, 2011. Selling, general, and administrative expenses as a percentage of sales was 7.7% for the six months ended March 31, 2012 compared to 4.1% for the same period in the prior year. The increase is due to the continued development of the corporate infrastructure necessary for a stand-alone operation. Increases in expenses for salaries and related employee expenses of $32.7 million, as well as contract staffing and consulting services of $19.2 million, TSA costs of $16.3 million and $7.1 million in other costs associated with operating as a standalone company were largely offset by a decrease of $48.6 million in expenses due to the Ashland corporate allocation no longer being applicable.

Interest expense

We incurred interest expense of $22.6 million for the six months ended March 31, 2012 on $638.1 million of borrowings (including capital leases) as of March 31, 2012. The interest expense was primarily incurred in connection with the Ashland Distribution Acquisition, compared with no interest expense for the Predecessor period ended March 31, 2011.

Income tax expense

Income tax expense decreased to $0.9 million for the six months ended March 31, 2012 from $14.5 million for the six months ended March 31, 2011, a decrease of $13.6 million. This decrease is largely due to the fact that we are taxed as a partnership for U.S. income tax purposes, and as such, with the exception of a limited number of state and local jurisdictions, are not subject to U.S. income taxes. We incurred an income tax expense of $0.9 million on a pretax loss of $3.9 million for the six months ended March 31, 2012 principally due to an increase in our deferred tax asset valuation allowance of $3.3 million. The increase in the valuation allowance more than offset our tax benefit resulting from losses in our foreign jurisdictions of $2.6 million and state income tax expenses of $0.2 million. In assessing whether our deferred tax assets can be realized, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon our current expectations at March 31, 2012, we believe it is not more likely than not that we will not realize the majority of our deferred tax assets.

Segment Analysis

	Successor	Predecessor	Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Respective Periods
(Dollars in millions)	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	$ Change Favorable (unfavorable)	% Change Favorable (unfavorable)	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

Chemicals
Sales and operating revenues	$923.0	$828.7	$94.3	11.4%	46.9%	44.3%
Gross Profit	$78.9	$71.3	$7.6	10.7%	45.5%	43.8%
Gross Profit %	8.5%	8.6%

Plastics
Sales and operating revenues	$828.3	$831.5	$(3.2)	—	42.1%	44.5%
Gross Profit	$68.1	$65.5	$2.6	4.0%	39.3%	40.3%
Gross Profit %	8.2%	7.9%

Other
Sales and operating revenues	$217.1	$209.0	$8.1	3.9%	11.0%	11.2%
Gross Profit	$26.3	$25.7	$0.6	2.3%	15.2%	15.8%
Gross Profit %	12.1%	12.3%

Corporate Reconciling items
Sales and operating revenues	$—	$—	—	—	—	—
Gross Profit	$(0.1)	$0.1	(0.2)	—	—	0.1%

Consolidated
Sales and operating revenues	$1,968.4	$1,869.2	$99.2	5.3%	100.0%	100.0%
Gross Profit	$173.2	$162.6	$10.6	6.5%	100.0%	100.0%
Gross Profit %	8.8%	8.7%

Chemicals

For the six months ended March 31, 2012, the Chemicals line of business recorded sales of $923.0 million compared to $828.7 million for the six months ended March 31, 2011, an increase of $94.3 million or 11.4%. Price increases (net of unfavorable foreign exchange rates) accounted for $54.6 million, or 6.6%, while volume increases contributed $39.7 million, or 4.8%. Average selling prices increased $0.05 per pound due to rising commodity prices. Volume increases were due to improving demand across a broad range of end markets including chemical manufacturing, energy, and personal care markets. Gross profit for the six months ended March 31, 2012 was $78.9 million compared to $71.3 million for the six months ended March 31, 2011, an increase of $7.6 million or 10.7%. Improved gross profit was due primarily to better product margin management which resulted in higher unit gross margins on specialty and other products. This improvement was partially offset by unfavorable product mix from lower margin commodity products and $7.7 million in higher delivery and warehouse costs compared to the prior year six month period, primarily the result of rising fuel costs, increased volume and increased depreciation due to fair value adjustments to fixed assets at the date of the acquisition.

Plastics

The Plastics line of business remained relatively flat, recording sales of $828.3 million for the six months ended March 31, 2012 compared to $831.5 million for the six months ended March 31, 2011. Price increases accounted for $23.0 million, or 2.8%, of growth, which was offset by unfavorable currency rates of $9.4 million and volume decreases of $16.8 million, or 2.0%. Gross profit reported for Plastics was $68.1 million compared to $65.5 million for the prior year period, an increase of $2.6 million or 4.0%. For the six months ended March 31, 2012, we experienced price increases in commodity markets due to feedstock based supply and demand fluctuations in the polymer market. Volume growth in EMEA, due to customers purchasing product prior to pricing increases, was offset by declines in North America as demand during the first fiscal quarter was affected by a deflationary pricing environment and weaker seasonal demand for most commodities. Demand for products of Plastics in North America improved during the quarter ended March 31, 2012 as customers purchased volumes in advance of rising prices and we filled increased demand for engineered polymers, primarily in the automotive sector.

Other

The Other category recorded sales of $217.1 million for the six months ended March 31, 2012 compared to $209.0 million for the prior year period, an increase of $8.1 million, or 3.9%. Composites revenues increased $10.5 million, offset by decreases of $2.4 million in Environmental Services revenues. The Other category reported gross profit of $26.3 million compared to $25.7 million for the six months ended March 31, 2011, an increase of $0.6 million, or 2.3%. Volume in the Composites line of business increased as a result of the improved fiberglass sales in the growing corrosion market, a direct result of our increased sales efforts to capture the growing North America oil and gas exploration markets.

Liquidity and Capital Resources Overview

Our primary sources of liquidity are cash flows generated by operating activities and borrowings under the ABL Facility, subject to borrowing base availability. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals, plastics and composite raw materials. Our ability to generate these cash flows in the normal course of business will be significantly influenced by general economic conditions. The amount of borrowings permitted at any time under our ABL Facility is limited by a borrowing base that is comprised of the value of our eligible inventories and accounts receivables held in certain of our subsidiaries. As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, one-time acquisition-related costs, and investor payments. We believe our most significant non-operating cash use during the next twelve months will be for interest payments, investor distributions for estimated taxes, funding for the initial investment in the joint venture with Beijing PlasChem and acquisition-related expenses.

Within 30 days of the closing of the joint venture’s acquisition of Bejing PlasChem’s operations, we will provide an additional loan to the joint venture for working capital of $10.0 million, which will be denominated in U.S. dollars. Beijing PlasChem’s business has historically not had a significant level of capital expenditures as the company does not own any facilities, outsources all warehouse and logistics activities to third parties and leases all of its office facilities. In addition, Beijing PlasChem has no debt, has generated positive cash flows over the past three years and has conducted the majority of its business on a cash-on-delivery basis. Based on Beijing PlasChem’s historical business performance, we believe that any future working capital needs of the joint venture will be funded from cash flow from operations of the joint venture. In the event that the joint venture does require additional funding for its operations that cannot be funded out of operating cash flow, such additional funding will be at the discretion of the board of directors of the joint venture, which is controlled by us. Other than the initial $10.0 million working capital loan, there is currently no obligation to fund any amounts for the joint venture’s operation, including any losses. As previously disclosed, the joint venture will be capitalized by (a) equity from the shareholders of Beijing PlasChem and us in the amount of RMB160 million (approximately $25.3 million at March 31, 2012) and (b) shareholder loans from us in the amounts of RMB 254 million (approximately $40.2 million at March 31, 2012) and $10.0 million. These shareholder loans will not be guaranteed by any shareholder to the joint venture.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distribution to members to make estimated tax payments is subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members.

Capital expenditures for the three months and six months ended March 31, 2012 were $6.7 million and $12.6 million, respectively, primarily for information technology to ensure business continuity as we transition out of the information technology services provided by Ashland under the TSA. We expect our aggregate capital expenditures for the 2012 fiscal year to be between $25.0 million and $35.0 million, primarily relating to fixed asset replacements and betterments, and to pursue investments and future growth initiatives. We expect to fund our initial cash requirements under the definitive agreements relating to the joint venture with Beijing PlasChem primarily with an additional $50.0 million equity investment from TPG, with the remaining portion funded with a combination of operating cash flow and additional borrowings under our ABL Facility. The formation of the joint venture requires a number of regulatory and other approvals and is expected to close in the second half of 2012. Any subsequent payments or purchases of additional equity interests in the joint venture would not occur prior to 2013. See “—China Joint Venture Acquisition.”

We are required to make semi-annual interest payments on our notes of approximately $7.3 million. In addition, we are required to make quarterly interest payments under the ABL Facility based on principal amounts outstanding, and quarterly payments of principal and interests under the Term Loan Facility. Interest expense relating to the notes and the Credit Facilities was $11.5 million for the three months ended March 31, 2012. Our ABL Facility matures on March 31, 2016, our Term Loan Facility matures on September 9, 2017, and our senior subordinated notes mature on March 1, 2018. We filed a registration statement with the SEC on March 2, 2012 to exchange the senior subordinated notes with new notes registered under the Securities Act. The terms of the new notes will be identical to the terms of the old notes that were issued on March 9, 2011, except that the new notes will be registered under the Securities Act and will not contain restrictions on transfer, registration rights or provisions for additional interest. The filing of the registration statement was made pursuant to a registration rights agreement that we entered into concurrent with the issuance of the original notes in which we agreed to use our reasonable best efforts to cause the exchange offer to be completed by July 2, 2012.

We had $58.1 million in cash and cash equivalents at March 31, 2012. Of this amount, $10.8 million was held in the United States and the remaining $47.3 million was held outside of the United States, primarily in Canada and the Netherlands.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, borrowings available to us under the ABL Facility and a planned additional $50.0 million equity investment from TPG, are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of March 31, 2012, we had $58.1 million in cash and cash equivalents and $318.8 million available under our ABL Facility, net of borrowings and letters of credit, influenced by an increase in borrowing base due to seasonal fluctuations in our inventory and accounts receivable balances.

In addition, under our ABL Facility, as of any date of determination when Threshold Excess Availability (as defined in the section entitled “Description of Other Indebtedness” in Amendment No. 3) is below certain thresholds or upon certain defaults, the ABL Borrowers will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. As of March 31, 2012, Threshold Excess Availability under our ABL Facility was $304.8 million, which was $243.7 million in excess of the $61.1 million threshold that would trigger the foregoing requirements.

Our long-term liquidity needs are primarily debt payments that are due in 2016, 2017 and 2018 and the acquisition of additional interests in Beijing PlasChem if certain conditions are met. While there can be no assurance, we anticipate that cash flows from operations will provide the majority of our long-term liquidity needs. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

As of March 31, 2012, we had $58.1 million in cash and cash equivalents. Of this amount, $47.3 million was held by our foreign subsidiaries outside of the United States. Of the $47.3 million in non-U.S. cash, $24.1 million is held by our Canadian affiliate predominantly in Canadian dollars and $16.5 million was held by our Netherlands affiliates predominantly in euros. Currently, there are no material cash or cash equivalent balances denominated in highly illiquid currencies that are not readily convertible into other currencies or U.S. dollars. As such, we do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of our cash and cash equivalents held by our foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

The following table sets forth the major categories of our cash flows for the six month period ended March 31, 2012, November 4, 2010 (inception) to March 31, 2011, and the Distribution Business for the six month period ended March 31, 2011.

Major Categories of Cash Flows

	Successor		Predecessor
(Dollars in millions)	Six Months Ended March 31, 2012	For The Period November 4, 2010 (inception) to March 31, 2011	Six Months Ended March 31, 2011

Net cash provided by/(used in) operating activities	$48.6	$(46.1)	$15.2

Net cash (used in) investing activities	(12.5)	(979.0)	(2.1)

Net cash provided by/(used in) financing activities	(21.4)	1,063.7	(13.1)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	—	—

Increase in cash and cash equivalents	13.2	38.6	—

Cash and cash equivalents at beginning of period	45.0	—	—

Cash and cash equivalents at end of period	$58.2	$38.6	$—

Six Month Period Ended March 31, 2012 (Successor) Compared with Period November 4, 2010 (inception) to March 31, 2011 (Successor)

Cash flows from operations

Net cash provided by operating activities for the six months ended March 31, 2012 was $48.6 million. We commenced operations on April 1, 2011, and, therefore, there were no cash generation activities from operations for the period ended March 31, 2011. As a result, during the period from November 4, 2010 to March 31, 2011, operating activities used $46.1 million in cash primarily resulting from a net loss of $64.7 million, partially offset by an increase in other operating assets and liabilities of $19.1 million.

Cash flows from investing activities

Investing activities used $12.5 million for the six months ended March 31, 2012, primarily for information technology as we continue to build capabilities and ensure business continuity as we transition out of the information technology services provided by Ashland under the TSA. During the period from November 4, 2010 to March 31, 2011, net cash used by investing activities was $979.0 million paid as consideration for the Ashland Distribution Acquisition.

Cash flows from financing activities

Financing activities used $21.4 million for the six months ended March 31, 2012, principally due to net repayment of debt of $12.2 million and member distributions of $9.8 million for tax payments. During the period from November 4, 2010 to March 31, 2011, financing activities provided $1,063.7 million in cash, principally from the issuance of debt related to the Distribution acquisition and the issuance of $451.0 million in Class A member interests.

Six Month Period Ended March 31, 2012 (Successor) Compared with Six Month Period Ended March 31, 2011 (Predecessor)

Cash flows from operations

Successor: Net cash provided by operating activities for the six months ended March 31, 2012 was $48.6 million. The net loss of $4.8 million plus non-cash depreciation and amortization of $20.8 million provided $16.0 million, changes in accounts payable provided $39.7 million in operating cash flows as days payable outstanding increased by two days, and a decrease in our inventories provided an additional $7.0 million. Operating cash flows were adversely affected by approximately $17.0 million due to an increase in accounts and notes receivable.

Predecessor: Net cash provided by operating activities for the six months ended March 31, 2011 was $15.2 million. The cash was provided primarily from net income of $25.9 million plus non-cash depreciation and amortization expense of $14.2 million and other non-cash items of $2.7 million. Changes in working capital accounts used $27.6 million in cash flows which partially offset cash inflows provided by net income.

Cash flows from investing activities

Successor: Investing activities used $12.5 million, consisting of $12.6 in property, plant and equipment additions offset by $0.1 in disposal of equipment, for the six months ended March 31, 2012. The additions to property, plant and equipment were primarily for information technology as we build capabilities and ensure business continuity as we transition out of the IT portion of the TSA. The IT portion of the TSA is the most substantive in terms of costs.

Predecessor: During the six month period ended March 31, 2011, investing activities used $2.1 million of cash, principally due to $2.9 million in purchases of transportation equipment, which was partially offset by proceeds from sales of used equipment of $0.8 million.

Cash flows from financing activities

Successor: Financing activities used $21.4 million for the six months ended March 31, 2012, principally due to net repayment of debt of $12.2 million and member distributions of $9.8 million for tax payments.

Predecessor: The financing activities of the Distribution Business related solely to the sweep of the Distribution Business’s cash balances or the funding of cash requirements by Ashland. During the six months ended March 31, 2011, Ashland funded $13.1 million of cash requirements for the Distribution Business.

Contractual Obligations and Commitments

	Payments Due by Period (Dollars in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total

Long-term debt obligations (a)	$3.4	$9.8	$148.3	$480.5	$642.0
Estimated interest payments (b)	35.9	71.0	66.7	27.6	201.2
Operating lease obligations (c)	11.1	15.7	9.5	4.4	40.7
Purchase obligations (d)	2.6	1.0	—	—	3.6
Other long-term obligations (e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet, including pension liabilities (f)	—	—	—	0.8	0.8
Definitive agreement to form a joint venture with the management team of Beijing PlasChem Trading Co. Ltd. (g)	57.5	—	—	—	57.5

Total	$113.5	$103.5	$230.5	$513.3	$960.8

(a)	Long-term obligations include: (i) the payment of our $175.0 million notes at maturity, (ii) the payment of $145.0 million in outstanding principal (as of March 31, 2012) under our ABL Facility, (iii) payment of $321.8 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.
(b)	Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of March 31, 2012 held constant to maturity.
(c)	Operating lease obligations represent payments for a variety of facilities and equipment under operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment. This includes facilities leased under the TSA with Ashland.
(d)	Purchase obligations represent estimated obligation costs to relocate employees or locate new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in the first fiscal quarter in 2013, although it is not practicable to establish definite completion dates for each employee’s relocation.
(e)	Other long term obligations are recurring minimum fees paid to TPG for services under our management services agreement with TPG. TPG is paid a quarterly management fee in connection with providing management services. The management fee has a minimum amount defined as $750 thousand per quarter and a potential additional amount equal to 2.0% of the Adjusted EBITDA as defined in the management services agreement for the immediate preceding fiscal quarter minus $750 thousand. This is known as a “percentage fee” in addition to the minimum management fee of $750 thousand, and is payable as soon as practicable following Adjusted EBITDA determination. The amounts reflect the minimum annual fee of $3.0 million per year for the next five years.
(f)	Liabilities under the non-U.S. pension plans transferred to us by operation of law in connection with the Ashland Distribution Acquisition.
(g)	Amount represents required funding under our definitive agreements to form a joint venture with the shareholders of Beijing PlasChem Trading Co., Ltd. See “—China Joint Venture Acquisition.”

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2012.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in Multiemployer Plan.” These amendments require an employer to provide additional quantitative and qualitative disclosures that provide users with more detailed information about an employer’s involvement in multiemployer pension plan(s). The disclosures include, among other things, the plan name(s) and identifying number(s), the employer’s contributions to the plan(s), the financial health of the plan(s) and nature of the employer commitments to the plan(s). We will be required to adopt these amendments for our annual fiscal year ending September 30, 2012, although early adoption is permitted. The adoption of these amendments requires enhanced disclosure of the Predecessor financial information and will not impact our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and other (Topic 350): Testing Goodwill for Impairment.” This amendment permits, but does not require, an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We will consider assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment in future periods. The adoption of this amendment is not expected to have a material impact on our financial position or results of operations.

In June 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This amendment will: (1) eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) require the consecutive presentation of the statement of net income and other comprehensive income; and (3) require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments require retrospective application and early adoption is permitted.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These amendments supersede certain pending paragraphs in ASU No. 2011-05 to effectively defer the presentation of reclassification adjustments out of accumulated other comprehensive income (Item 3 above). The amendments are expected to be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. As a result, we will be required to comply with items (1) and (2) for fiscal years, and interim periods within those years, beginning after September 30, 2012. The adoption of these amendments requires specific financial statement formats and will not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (“Topic 820”) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” These amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We adopted these amendments in the current quarter. The adoption of these amendments did not have an impact on our results of operations, financial condition or cash flows.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of certain raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our margins. Although we do not speculate on changes in prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products. Using derivatives would be impractical and largely ineffective. We actively manage our product price risk by managing our inventory on a centralized basis through a sophisticated ERP system that forecasts customer demand based on historical practices and we also collaborate directly with customers to enhance the accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices significantly reduce our exposure to changes in product selling prices or costs, however, significant unanticipated changes in market conditions or commodity prices could still adversely affect our results of operations and financial condition as the prices of products we purchase and sell are volatile.

Credit Risk

We are subject to the risk of losses arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on all customers requesting credit. We generally do not require collateral with respect to credit extended to customers but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

Interest Rate Risk

Interest rate risks can occur due to changes in the market interest rates. The risks result from changes in the fair values of fixed-interest financial instruments or in changes in the cash flows of variable interest-rate financial instruments. The optimal structure of variable and fixed interest rates is determined as part of interest rate risk management. It is not possible to simultaneously minimize both kinds of interest rate risk.

Borrowings under our ABL Facility bear interest at a variable rate which was a weighted average rate of 2.91% as of March 31, 2012. For each $100.0 million drawn on the ABL facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate which was 5.0% as of March 31, 2012. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $3.2 million increase in annual interest expense.

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility. Details of the interest rate swap agreements are as follows:

Interest Rate Swap Information

	Notional Amount	Counter Party	Fixed Rate (pay)	Variable Rate (receive)		Maturity	Settlement frequency
1	$75 Million	Barclays	1.693%	three month LIBOR	(1)	January 31, 2015	quarterly
2	$80 million	Barclays	1.832%	three month LIBOR	(1)	February 26, 2016	quarterly
3	$75 million	Bank of America	1.618%	three month LIBOR	(1)	March 30, 2014	quarterly
4	$45 million	Bank of America	2.060%	three month LIBOR	(1)	March 30, 2017	quarterly

(1)	Subject to a floor of 1.5%.

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges until the gain or loss is realized. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally recognized in income when the interest expense on the hedged item is recognized. During the three and six months ended March 31, 2012, we recognized a realized loss on the interest rate swaps of $0.2 million which was recorded in interest expense. During the three and six months ended March 31, 2012, we recorded an unrealized loss on the interest rate swaps of $0.6 million which was recorded in other comprehensive income. As of March 31, 2012, approximately $0.7 million in unrealized losses are expected to be realized within the next twelve months.

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. While the reporting currency of our consolidated financial statements is the U.S. dollar, a substantial portion of our sales and costs of sales are denominated in other currencies. Fluctuations in exchange rates could significantly affect our reported results from period to period, as we translate the results of our foreign operations from local currencies into U.S. dollars.

Where practical, we attempt to minimize foreign currency risk operationally by matching revenues and expenses in the same currency, and matching assets and liabilities in the same currency, as well as keeping inventory at optimal levels in order to minimize foreign exchange exposure while continuing to meet customer demand. For the three months and six months ended March 31, 2012 we recognized a foreign exchange gain of $0.5 million and $0.3 million respectively. We currently do not utilize financial derivatives to manage our foreign currency risk but we will continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may utilize financial derivatives from time to time to mitigate losses associated with these risks. We do not currently, and do not intend to, engage in the practice of trading currency derivatives for speculative purposes.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Ashland and its subsidiaries, however, were named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting the Distribution Business prior to the Ashland Distribution Acquisition date, including certain environmental claims and employee-related matters. While the outcome of these lawsuits, investigations and claims against Ashland cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on the Distribution Business or our business, results of operations, cash flows or financial condition. We have not assumed any liabilities arising out of these existing lawsuits, investigations and claims against Ashland. In addition, under the purchase agreement for the Ashland Distribution Acquisition, Ashland agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Ashland’s indemnification obligations for any Other Retained Remediation Liabilities are subject to an individual claim threshold of $175,000 and an aggregate claim deductible of $5.0 million, and Ashland’s indemnification for all Retained Specified Remediation Liabilities and Other Retained Remediation Liabilities (in each case other than such liabilities relating to off-site locations) is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from or relating to the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) or any Retained Specified Remediation Liabilities, Other Retained Remediation Liabilities or Retained Litigation Liabilities are subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligations under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) are subject to an aggregate ceiling in the amount of the $930.0 million purchase price for the Distribution Business (subject to any purchase price adjustments).

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the NLRB, alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the underfunded union-affiliated multi-employer pension plan in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and each case is expected to be scheduled for hearings before an administrative law judge in April 2012. In each case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the underfunded union-affiliated multi-employer pension plan in which the employees participated as employees of the Distribution Business. Neither case includes a request for a specific dollar amount of damages in the applicable claims. We intend to vigorously challenge these allegations, however, no assurances can be given to the outcome of these pending complaints. Regardless, we do not believe these cases could have a material adverse effect on our business, financial condition and results of operations.

We expect that, from time to time, we may be involved in lawsuits, investigations and claims arising out of our operations in the ordinary course of business.

Item 1A.  Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in Amendment No. 3. The risks described in Amendment No. 3 could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risks described in Amendment No. 3. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 6.  Exhibits

Those exhibits to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexeo Solutions Holdings, LLC,

June 6, 2012	/s/ Ross J. Crane
(Date)	Ross J. Crane
Executive Vice President, Chief Financial Officer, and Assistant Treasurer (Principle Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Formation of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.2	Certificate of Amendment of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	First Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	Second Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.1	Letter Agreement for Chairman’s Services (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.2	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Ross J. Crane (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and September 30, 2011; (ii) Condensed Consolidated Statements of Operations of the Successor for the three and six months ended March 31, 2012 and the three months ended March 31, 2011 and the period from November 4, 2010 (inception) to March 31, 2011, Condensed Consolidated Statements of Operations of the Predecessor for the three and six months ended March 31, 2011; (iii) Condensed Consolidated Statement of Members’ Equity for the six months ended March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows of the Successor for the six months ended March 31, 2012 and the period from November 4, 2010 (inception) to March 31, 2011, Condensed Consolidated Statements of Cash Flows of the Predecessor for the three and six months ended March 31, 2011; and (v) the Notes to Condensed Consolidated Financial Statements.

†	Filed herewith.
††	Furnished herewith.
*	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.