Form 10-Q
period 2012-06-30
Nexeo Solutions Holdings, LLC
filed 2012-08-13
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The equity interests of the registrant are not publicly held. At July 26, 2012, the registrant’s common equity consisted of membership interest, 99.5% of which was held by TPG Accolade, L.P. and the remaining interest was held by management of Nexeo Solutions Holdings, LLC.

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

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our Predecessor’s historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2012	September 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$60,560	$44,989
Accounts and notes receivable (less allowance for doubtful accounts of $7,322 and $1,278, respectively)	592,063	568,251
Inventories	321,190	315,801
Deferred income taxes	1,082	894
Other current assets	14,078	6,341

Total current assets	988,973	936,276

NON-CURRENT ASSETS
Property, plant and equipment, net	199,831	206,520
Goodwill	165,456	168,396
Intangibles, net of amortization	71,167	76,266
Non-current deferred income taxes	230	452
Other non-current assets	29,001	32,213

Total non-current assets	465,685	483,847

Total assets	$1,454,658	$1,420,123

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations, net	$3,437	$3,430
Accounts payable and other	396,884	355,834
Accrued expenses and other liabilities	35,344	35,945
Related party payables	10,000	10,000
Income taxes payable	1,413	1,645

Total current liabilities	447,078	406,854

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion	649,787	645,943
Non-current deferred income taxes	830	49
Employee benefit obligations	1,538	1,126
Other non-current liabilities	9,241	2,123

Total non-current liabilities	661,396	649,241

Total liabilities	1,108,474	1,056,095

Commitments and contingencies (see note 11)

EQUITY
Members’ Equity:
Class A membership interest	440,968	451,950
Class B membership interest	1,972	414
Accumulated deficit	(76,288)	(78,091)
Other comprehensive loss	(20,468)	(10,245)

Total equity	346,184	364,028

Total liabilities and equity	$1,454,658	$1,420,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries				Ashland Distribution
	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	For the Period November 4, 2010 (inception) to	Six Months Ended
	June 30, 2012		June 30, 2011		March 31, 2011
Sales and operating revenues	$1,051,854	$3,020,241	$1,038,851	$1,038,851	$1,869,167
Cost of sales and operating expenses	954,184	2,749,330	957,628	957,628	1,706,627

Gross profit	97,670	270,911	81,223	81,223	162,540
Selling, general and administrative expenses	79,219	230,513	66,780	66,780	76,021
Corporate overhead allocation	—	—	—	—	48,577
Transaction related costs	804	4,904	5,328	68,419	—

Operating income (loss)	17,647	35,494	9,115	(53,976)	37,942

Other income	823	1,747	447	447	2,434

INTEREST INCOME (EXPENSE)
Interest income	62	245	47	47	—
Interest expense	(11,165)	(33,984)	(11,167)	(13,218)	—

Income (loss) before income taxes	7,367	3,502	(1,558)	(66,700)	40,376

Income tax expense (benefit)	766	1,699	95	(352)	14,484

Net income (loss)	$6,601	$1,803	$(1,653)	$(66,348)	$25,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Members’ Equity

(Unaudited, in thousands)

	Class A Membership Interest	Class B Membership Interest	Accumulated Deficit	Other Comprehensive Loss	Total
Balance September 30, 2011	$451,950	$414	$(78,091)	$(10,245)	$364,028
Investment by members	865	—	—	—	865
Member distributions	(11,447)	—	—	—	(11,447)
Repurchase of member units	(400)	—	—	—	(400)
Equity-based compensation	—	1,558	—	—	1,558
Comprehensive income (loss) (a):
Net income	—	—	1,803	—	1,803
Other comprehensive loss	—	—	—	(10,223)	(10,223)

Balance June 30, 2012	$440,968	$1,972	$(76,288)	$(20,468)	$346,184

(a)	Reconciliation of net income to total comprehensive income (loss):

	Nexeo Solutions Holdings, LLC and Subsidiaries				Ashland Distribution
	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	For the Period November 4, 2010 (inception) to	Six Months Ended
	June 30, 2012		June 30, 2011		March 31, 2011
Net income (loss)	$6,601	$1,803	$(1,653)	$(66,348)	$25,892
Unrealized (loss) on interest rate hedges	(996)	(1,638)	—	—	—
Unrealized translation gain (loss)	(8,911)	(8,585)	1,718	1,530	(1,524)

Total comprehensive income (loss)	$(3,306)	$(8,420)	$65	$(64,818)	$24,368

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries		Ashland Distribution
	Successor		Predecessor
	Nine Months Ended	For the Period November 4, 2010 (inception) to	Six Months Ended
	June 30, 2012	June 30, 2011	March 31, 2011
CASH FLOWS FROM OPERATIONS
Net income (loss)	$1,803	$(66,348)	$25,892
Adjustments to reconcile to cash flows from operations
Depreciation and amortization	30,256	9,957	14,207
Debt issuance cost amortization	4,886	1,599	—
Provision for bad debt	1,071	1,593	2,451
Provision (benefit) for deferred income taxes	1,003	(183)	1,040
Stock-based compensation charges	1,558	317	—
(Gain) loss from sales of property, plant and equipment	119	—	(794)
Changes in assets and liabilities:
Accounts and notes receivable	(32,831)	(19,036)	(87,153)
Inventories	(8,069)	(30,212)	(14,391)
Other current assets	(7,925)	2,486	(6,287)
Accounts payable and other	47,502	5,246	92,585
Accrued expenses and other liabilities	(589)	11,549	(8,172)
Changes in other operating assets and liabilities, net	4,790	19,587	(4,151)

Net cash provided by/(used in) operating activities	43,574	(63,445)	15,227

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(19,181)	(2,387)	(2,869)
Proceeds from the disposal of property, plant and equipment	1,012	—	794
Asset purchase transaction	—	(979,032)	—

Net cash used in investing activities	(18,169)	(981,419)	(2,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership interest	865	451,000	—
Repurchase of member units	(400)	—	—
Member distributions	(11,447)	—	—
Proceeds from issuance of long-term debt, net of unamortized discount	358,800	701,024	—
Repayment of long-term debt and lease payments	(355,311)	(6,114)	—
Debt issuance costs	—	(34,961)	—
Transfers from Ashland, net	—	—	(13,152)

Net cash provided by/(used in) financing activities	(7,493)	1,110,949	(13,152)

Effect of exchange rate changes on cash and cash equivalents	(2,341)	705	—
Increase in cash and cash equivalents	15,571	66,790	—
Cash and cash equivalents at beginning of period	44,989	—	—

Cash and cash equivalents at end of period	$60,560	$66,790	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, currencies in thousands)

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

2. Basis of Presentation, Change in Accounting Principle and Recent Accounting Pronouncements

Basis of Presentation

The Successor financial information for the period from November 4, 2010 (inception) to June 30, 2011, the three months ended June 30, 2011, three and nine months ended June 30, 2012, and at June 30, 2012 and September 30, 2011 includes the effects of recording fair value adjustments and the capital structure subsequent to the Ashland Distribution Acquisition.

Prior to the Ashland Distribution Acquisition, the Distribution Business was an unincorporated commercial unit of Ashland. The financial information of the Distribution Business is referred to as “Predecessor” company information and was derived from the accounting records of Ashland and reflects the combined results of operations and cash flows of the Distribution Business as it was historically managed, adjusted as necessary to conform with accounting principles generally accepted in the United States (“U.S. GAAP”). The Distribution Business was comprised of a combination of unincorporated commercial units of Ashland and its various subsidiary companies and, in certain jurisdictions, separate legal entities. The financial statements include the results of operations and cash flows of these unincorporated commercial units of Ashland and its various subsidiary companies, which have been prepared using the Distribution Business’ previous basis of accounting.

Since the financial statements of the Predecessor and Successor are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Ashland Distribution Acquisition, they have been separately designated, as appropriate, in these condensed financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending September 30, 2012. Quarterly financial data for the Successor period should be read in conjunction with the Consolidated Financial Statements for the period November 4, 2010 (inception) to September 30, 2011. Quarterly financial data for the Predecessor period should be read in conjunction with the Distribution Business Combined Financial Statements for the year ended September 30, 2010.

The condensed consolidated financial statements data as of September 30, 2011 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Change in Accounting Principle

During the first quarter of the current fiscal year, the Company elected to change its method of accounting for U.S. inventories to the weighted average cost method from the last-in, first-out (“LIFO”) method and has applied this change in accounting retrospectively to March 31, 2011 (the date of the Ashland Distribution Acquisition). The Company believes that the weighted average cost method is more appropriate because the weighted average cost method (1) is the method predominately used in the distribution business, (2) provides a more meaningful presentation of financial position because the weighted average cost method more accurately reflects the current value of inventories on the condensed consolidated balance sheet and (3) conforms all of the Company’s inventories to a single costing method for both U.S. and non-U.S. inventories. The income tax effect of this change in accounting principle was not significant due to the Company’s tax status as a limited liability company. Successor financial statements for periods prior to the Ashland Distribution Acquisition were unaffected because the Company did not maintain inventory prior to that date.

The effect of the change in accounting was as follows:

Consolidated Income Statements

	As Computed under LIFO	Effect of Change	As Reported under Average Cost
Net income—three months ended June 30, 2012	6,601	—	6,601
Net income—nine months ended June 30, 2012	7,335	(5,532)	1,803

Consolidated Balance Sheet

	At September 30, 2011
	As Originally Reported under LIFO	Effect of Change	As Reported under Average Cost
Inventories	$310,269	$5,532	$315,801
Total current assets	930,744	5,532	936,276
Total assets	1,414,591	5,532	1,420,123
Accumulated deficit	(83,623)	5,532	(78,091)
Total equity	358,496	5,532	364,028
Total liabilities and equity	1,414,591	5,532	1,420,123

As the Predecessor financial statements were prepared on a different basis of accounting than the Successor financial statements, the change in accounting was not applied to the Predecessor financial statements.

Recent Accounting Pronouncements

In July 2012, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" (the “Update”). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. While the Company has intangible assets other than goodwill, they are all amortized as definite lived intangible assets. Therefore, this new standard does not apply to the Company.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in Multiemployer Plan.” These amendments require an employer to provide additional quantitative and qualitative disclosures that provide users with more detailed information about an employer’s involvement in multiemployer pension plan(s). The disclosures include, among other things, the plan name(s) and identifying number(s), the employer’s contributions to the plan(s), the financial health of the plan(s) and nature of the employer commitments to the plan(s). The Company will be required to adopt these amendments for the annual fiscal year ending September 30, 2012, although early adoption is permitted. The adoption of these amendments requires enhanced disclosure of the Predecessor financial information and will not impact the Company’s financial position or results of operations.

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

Centralized and administrative support costs provided by Ashland under the TSA in the Successor three and nine months ended June 30, 2012, the three months ended June 30, 2011, the inception to date period ended June 30, 2011, and costs allocated to the Distribution Business in the Predecessor six months ended March 31, 2011 are summarized below:

	Nexeo Solutions Holdings, LLC and Subsidiaries				Ashland Distribution
	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	For the Period November 4, 2010 (inception) to	Six Months Ended
	June 30, 2012		June 30, 2011		March 31, 2011
Supply chain (purchasing)	$854	$3,225	$1,342	$1,342	$15,978
Information technology	3,458	12,064	4,348	4,348	8,130
Financial and accounting	468	1,486	703	703	5,631
Building services	88	1,551	749	749	4,976
Legal and environmental	224	965	370	370	2,278
Human resources	452	1,580	582	582	1,988
Other general and administrative	348	1,322	516	516	9,596

Total	$5,892	$22,193	$8,610	$8,610	$48,577

TSA costs for the three and nine months ended June 30, 2012 and the three months ended June 30, 2011 are included in selling, general and administrative expenses. No TSA costs were incurred by the Company during the period from November 4, 2010 (inception) to March 31, 2011.

Sales and Purchases

The Company’s sales to Ashland commercial units were $11,697 and $32,497 for the three and nine months ended June 30, 2012, respectively, $8,949 for the three months ended June 30, 2011 and the period November 4, 2010 to June 30, 2011. Sales to Ashland during the Predecessor six months ended March 31, 2011 were $12,295. The Company’s purchases from Ashland commercial units were $43,287 and $115,333 for the three and nine months ended June 30, 2012, respectively, and $42,876 for the three months ended June 30, 2011 and the period November 4, 2010 to June 30, 2011. Purchases from Ashland during the Predecessor six months ended March 31, 2011 were $63,886. These purchases from Ashland commercial units, primarily consisted of purchases from Ashland’s Performance Materials commercial unit of resins and related products, and were made at market prices. The Successor recorded no sales to or purchases from Ashland commercial units for any periods prior to the Ashland Distribution Acquisition.

In addition, the Company provides warehouse and delivery services to Ashland. In exchange for these services, the Company received revenue of $1,122 and $2,978 for the three and nine months ended June 30, 2012, respectively, and $1,334 for the three months ended June 30, 2011 and the period November 4, 2010 to June 30, 2011. Revenue for these services during the Predecessor six months ended March 31, 2011 were $2,198. The Successor recorded no warehouse and delivery revenue for any periods prior to the Ashland Distribution Acquisition.

4. Cash and Cash Equivalents – Risks and Uncertainties

As of June 30, 2012, the Company had $60,560 in cash and cash equivalents. Of this amount, $51,768 was held by foreign subsidiaries outside of the United States. Of the $51,768 in non-U.S. cash, $33,801 was held by a Canadian affiliate, predominantly in Canadian dollars and $15,021 was held by a Netherlands affiliate, predominantly in euros. Currently, there are no material cash or cash equivalent balances denominated in highly illiquid currencies that are not readily convertible into other currencies or U.S. dollars. As such, the Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

5. Inventories

Inventories at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
Finished products	$320,993	$315,659
Raw materials and supplies	197	142

Inventories	$321,190	$315,801

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the nine months ended June 30, 2012 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2011	$79,953	$61,761	$26,682	$168,396
Foreign currency translation	—	(2,940)	—	(2,940)

Balance at June 30, 2012	$79,953	$58,821	$26,682	$165,456

Annual Goodwill Impairment Test

Goodwill is tested for impairment annually at March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment for the Company. At March 31, 2012, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired.

Other Intangibles

Definite-lived intangible assets at June 30, 2012 and September 30, 2011 consisted of the following:

		June 30, 2012			September 30, 2011
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangible	14	$75,600	$(6,750)	$68,850	$75,600	$(2,700)	$72,900
Leasehold interest intangible	1 - 20	2,462	(1,079)	1,383	2,456	(423)	2,033
Non-competition agreement	3	1,600	(666)	934	1,600	(267)	1,333

Total		$79,662	$(8,495)	$71,167	$79,656	$(3,390)	$76,266

Amortization expense recognized on intangible assets was $1,701 and $5,109 for the three and nine months ended June 30, 2012, respectively, and $1,608 for the three months ended June 30, 2011 and the period November 4, 2010 to June 30, 2011. Amortization expense was $122 for the Predecessor six months ended March 31, 2011. The Successor recognized no amortization expense on intangible assets for any periods prior to the Ashland Distribution Acquisition.

7. Property, Plant and Equipment

Property, plant, and equipment at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
Land	$40,750	$40,734
Plants and buildings	67,735	66,781
Machinery and equipment	115,199	110,321
Construction in progress	16,196	5,023

Total	239,880	222,859
Less accumulated depreciation	(40,049)	(16,339)

Property, plant and equipment, net	$199,831	$206,520

Net machinery and equipment includes $13,945 and $14,247 at June 30, 2012 and September 30, 2011, respectively, related to Nexeo’s enterprise resource planning (ERP) system and other software related capital expenditures. Total depreciation expense on property, plant and equipment was $7,677 and $25,173 for the three and nine months ended June 30, 2012, respectively, and $8,355 for three months ended June 30, 2011 and the period November 4, 2010 to June 30, 2011. Depreciation expense was $11,976 for the Predecessor six months ended March 31, 2011. The Successor recognized no depreciation expense for any periods prior to the Ashland Distribution Acquisition.

8. Long-Term Debt

Long-term debt outstanding at June 30, 2012 and September 30, 2011 is summarized below:

	June 30, 2012	September 30, 2011
Asset based loan facility	$160,863	$154,789
Term loan facility	320,938	323,375
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	169	318

Total long-term debt	656,970	653,482
Less: unamortized debt discount	(3,746)	(4,109)
Less: current portion of long-term debt	(3,437)	(3,430)

Non-current portion of long-term debt	$649,787	$645,943

The Company’s accounts receivable and inventory are collateral under its asset based loan facility (“ABL Facility”) and its senior secured term loan facility (“Term Loan Facility”).

On November 3, 2011, the Company obtained a waiver from the lenders under the ABL Facility pursuant to which the lenders agreed to waive any potential default as a result of an error made in the financial statements for the period ended June 30, 2011 provided to the lenders under the terms of the applicable credit facility agreement. The error had a minor impact on the fixed charge coverage ratio for the period ended June 30, 2011 under the ABL Facility and the Company subsequently circulated restated financial statements to the lenders to correct the error.

9. Other Long-Term Assets and Liabilities

Other non-current assets at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
Debt issuance cost, net	$28,791	$31,983
Other	210	230

Other non-current assets	$29,001	$32,213

Other non-current liabilities at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
Insurance reserves	$1,822	$1,271
Deferred revenue (1)	5,763	—
Interest rate swap liability	948	—
Deferred operating leases	543	670
Other	165	182

Other non-current liabilities	$9,241	$2,123

(1)	Deferred revenue represents customer payments received in advance of recognizing revenue.

The Company partially insures its workers compensation claims and other general business insurance needs. In the Predecessor period, workers compensation and other general business insurance was carried by Ashland and charges for the costs of third-party insurance were proportionally allocated to the Distribution Business.

10. Employee Benefit Plans

Multi-employer Pension Plans

In the Predecessor Period, all qualifying Distribution Business employees were eligible to participate in Ashland’s defined-benefit pension plans, which typically provided pension payments based on an employee’s length of service and compensation during the years immediately preceding retirement. Ashland assumed all liabilities associated with the U.S.-based and certain non-U.S.-based pension plans and the liabilities associated with these non-U.S. based pension plans were funded by Ashland in conjunction with the Ashland Distribution Acquisition. The liabilities under these non-U.S. pension plans transferred to the Company by operation of law in connection with the Ashland Distribution Acquisition. The amount of net pension expense related to these non-U.S.-based entities for the three and nine months ended June 30, 2012 was $215 and $721, respectively, and $215 for three months ended June 30, 2011 and the period November 4, 2010 to June 30, 2011. Amounts allocated to the Predecessor period and recorded as a component of selling, general and administrative expenses related to these multi-employer plans was $7,851 for the six months ended March 31, 2011. The Successor recognized no pension expense for any periods prior to the Ashland Distribution Acquisition.

Multi-employer Postretirement Plans

In the Predecessor period, Ashland sponsored health care and life insurance plans for all eligible U.S. and Canadian employees. Ashland’s retiree life insurance plans were non-contributory, while Ashland shared the costs of providing healthcare coverage with its retired employees through premiums, deductibles and coinsurance provisions. The total net postretirement benefit cost of these plans allocated to the Distribution Business and recorded as a component of selling, general and administrative expenses based on pro-rata payroll dollars was $839 for the six months ended March 31, 2011. There were no material expenses associated with these plans in the Successor periods.

Restricted Equity Plan

Holdings may issue unregistered Series B units to certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions. Units issued under the Equity Plan are initially deemed to be unvested. Fifty percent of the Series B units will vest twenty percent annually over a five year period, as long as the employee remains continuously employed with the Company (“Time-Based Units”), and fifty percent of the Series B units will become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The Board of Directors establishes each annual performance- based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. The fair value of the Series B units was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term of five to six years, 2) expected price volatility of 60.0% to 73.6%, 3) a risk-free interest rate of 1.37% to 2.11% and 4) an expected distribution yield of 0.0%.

During the period November 4, 2010 (inception) to September 30, 2011, the Company did not meet the pre-established EBITDA target. In November 2011, the Board of Directors accelerated the vesting of the Performance-Based Units such that 20.0% of the Performance-based Units vested over the period November 3, 2011 to March 31, 2012. The accelerated vesting was accounted for as a modification of the existing plan, which required the Company to record an expense relating to the accelerated vesting of the Performance-Based units over the vesting period from November 3, 2011 to March 31, 2012. During the three and nine months ended June 30, 2012 the Company recognized expense of $327 and $1,558, respectively, and $317 for the three month period ended June 30, 2011 and the period from November 4, 2010 to June 30, 2011, which includes the expense related to the accelerated vesting. No expense was recorded under this Equity Plan in the Predecessor period or in any Successor periods prior to the Ashland Distribution Acquisition.

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company contributed $2,665 and $8,168 to the 401(k) Plan in the three and nine months ended June 30, 2012, respectively, and $2,397 for the three months ended June 30, 2011 and the period November 4, 2010 to June 30, 2011. The Successor made no 401(k)

contributions for any periods prior to the Ashland Distribution Acquisition. In the Predecessor period, Ashland sponsored a 401(k) plan for eligible employees. The Distribution Business’ allocated expense related to this defined contribution plan was $1,988 for the six months ended March 31, 2011, respectively. Company contributions to the 401(k) plans are recorded as a component of selling, general and administrative expenses.

Curtailment Gain

At March 31, 2011, in conjunction with Ashland’s sale of the Distribution Business, a re-measurement was required for several of Ashland’s employee benefit plans. As a result, a $3,976 curtailment gain was recorded in selling, general and administrative expense for the six months ended March 31, 2011 for the Ashland Distribution employees who were exiting these plans. No amounts were recorded in any of the Successor periods or Successor periods prior to the Ashland Distribution Acquisition.

11. Commitments, Contingencies and Litigation

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

During the Predecessor period, Ashland estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. Environmental remediation expense (income) in the Predecessor period was included within the selling, general and administrative expense caption of the Condensed Consolidated Statements of Operations and on an aggregate basis amounted to $501 during the six months ended March 31, 2011. Environmental remediation expense, net of receivable activity and legal fees, was $1,457 during the six months ended March 31, 2011.

Other Legal Proceedings

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

12. Income Taxes

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings is required to make quarterly distributions to members to fund their tax obligations, if any, attributable to Holdings’ U.S. taxable income. In addition to direct distributions to the members, Holdings also remits tax payments to some U.S. taxing authorities on behalf of its members. Distributions are subject to the availability of funds, as determined by the Board of Directors. Holdings made tax distributions totaling $1,619 and $11,447 during the three and nine months ended June 30, 2012, respectively. Holdings’ controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions; as such, no distributions have been made to the members related to the earnings of those corporations.

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

Income tax expense for the three months ended June 30, 2012 was $766 compared to a tax expense of $95 for the three months ended June 30, 2011, an increase of $671. The tax expense reflects an effective tax rate of 10.4% and 6.1%, respectively. The increase in current period income tax expense is principally the result of additional foreign income tax accruals on profitable European operations.

Income tax expense increased to $1,699 for the nine months ended June 30, 2012 from a benefit of $352 for the period from November 4, 2010 to June 30, 2011, an increase of $2,051. The tax expense reflects an effective tax rate of 48.5% and 0.5%, respectively. The increase in current period income tax expense is primarily the result of additional foreign income tax accruals on profitable European operations, increased valuation allowances on foreign losses, reductions in the anticipated tax rate on deferred tax assets, and increased U.S. profits.

For the nine months ended June 30, 2012, Holdings computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method. Due to the on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections of the proportion of income earned and taxed in foreign jurisdictions, as well as accurate projections of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

At June 30, 2012 and September 30, 2011, a valuation allowance of $2,654 and $1,295 had been recorded related to certain deferred tax assets, which are primarily associated with current year foreign net operating losses. In assessing the potential realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at June 30, 2012, management believes that it is more likely than not that a significant portion of its deferred tax assets will not be realized.

Unrecognized Tax Benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires Holdings to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Holdings to recognize in the financial statements each tax position that meets the more likely than not criteria, measured as the amount of benefit that has a greater than 50% likelihood of being realized.

During the quarter ended June 30, 2012, it was determined that a tax position established in the quarter ended December 31, 2011 would not be applied due to a change in estimate. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Balance at September 30, 2011	$—
Increases related to positions taken on items from prior years	—
Decreases related to positions taken on items from prior years	—
Increases related to positions taken in the current year	1,376
Decreases related to positions taken in the current year	(1,376)
Lapse of statute of limitations	—
Settlement of uncertain tax positions with tax authorities	—

Balance at June 30, 2012	$—

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

13. Segment and Geographic Data

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

The Company aggregates assets at the line of business level. The assets attributable to the Company’s lines of business, that are reviewed by the CODM, consist primarily of trade accounts receivable, goodwill and inventories. The Company’s inventory of packaging materials and containers are generally not allocated to a line of business and are included in unallocated assets.

Summarized financial information relating to the Company’s segments is as follows:

	Nexeo Solutions Holdings, LLC and Subsidiaries				Distribution Business
	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	November 4, 2010 (inception) to	Six Months Ended March 31, 2011
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
REVENUE
Chemicals	$488,933	$1,411,918	$483,562	$483,562	$828,704
Plastics	446,187	1,274,524	440,711	440,711	831,482
Other	116,734	333,799	114,578	114,578	208,981
Corporate reconciling items	—	—	—	—	—

Total revenue	1,051,854	3,020,241	1,038,851	1,038,851	1,869,167

GROSS PROFIT
Chemicals	46,980	125,845	38,446	38,446	71,335
Plastics	36,399	104,484	30,617	30,617	65,529
Other	14,291	40,583	12,160	12,160	25,676
Corporate reconciling items	—	(1)	—	—	—

Total gross profit	97,670	270,911	81,223	81,223	162,540

Selling general & administrative	79,219	230,513	66,780	66,780	76,021
Corporate overhead allocation	—	—	—	—	48,577
Transaction related costs	804	4,904	5,328	68,419	—

Total operating income (loss)	17,647	35,494	9,115	(53,976)	37,942

Other income	823	1,747	447	447	2,434

INTEREST INCOME (EXPENSE)
Interest income	62	245	47	47	—
Interest expense	(11,165)	(33,984)	(11,167)	(13,218)	—

Income (loss) before income taxes	7,367	3,502	(1,558)	(66,700)	40,376

Income tax expense (benefit)	766	1,699	95	(352)	14,484

Net income (loss)	$6,601	$1,803	$(1,653)	$(66,348)	$25,892

	June 30, 2012	September 30, 2011
Identifiable Assets
Chemicals	$468,939	$459,823
Plastics	477,722	470,097
Other	105,237	103,751

Total identifiable assets by segment	1,051,898	1,033,671
Unallocated assets	402,760	386,452

Total assets	$1,454,658	$1,420,123

	June 30, 2012	September 30, 2011
Goodwill by Segment
Chemicals	$79,953	$79,953
Plastics	58,821	61,761
Other	26,682	26,682

Total goodwill	165,456	168,396

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

Information about the Company’s domestic and international operations follows. No single customer represented more than 10% of sales in any of the periods presented. Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Nexeo Solutions Holdings, LLC and Subsidiaries				Ashland Distribution
	Successor				Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	From November 4, 2010 to	Six Months Ended
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011	March 31, 2011
North America	$913,404	$2,603,411	$891,943	$891,943	$1,582,715
Europe	136,045	411,298	146,337	146,337	283,210
China	2,405	5,532	571	571	3,242

Total	$1,051,854	$3,020,241	$1,038,851	$1,038,851	$1,869,167

14. Related Party

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, “TPG”) pursuant to which it will provide the Company with ongoing management, advisory and consulting services. Upon execution of the management services agreement, TPG received a one-time aggregate transaction fee of $15,000 as well as reimbursements of $5,508 in out-of-pocket expenses incurred in connection with the Ashland Distribution Acquisition ($20,508 total transaction related fees). Approximately $5,246 of the total transaction fees represent debt issuance related costs, and is recorded within other noncurrent assets as of June 30, 2011, and the remaining $15,262 represents due diligence and other facilitative costs, which was recorded as expense within acquisition-related and other costs for the period November 4, 2010 to June 30, 2011, and no costs were recorded in the three months ended June 30, 2011. Additionally, under the terms of the agreement, TPG receives a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3.0 million). During the three and nine months ended June 30, 2012, the Company recorded a management fee of $916 and $2,416, respectively, and $750 for the three months ended June 30, 2011 and the period from November 4, 2010 to June 30, 2011, which was recorded in selling, general and administrative expenses.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. During the three and nine months ended June 30, 2012, the Company recorded consulting fees to TPG of $714 and $2,228, respectively, and $493 and $1,060, respectively for the three months ended June 30, 2011 and the period from November 4, 2010 to June 30, 2011 which was recorded in selling, general and administrative expenses.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program are $31 and $156 for the three and nine months ended June 30, 2012, respectively, and $63 for the three months ended June 30, 2011 and the period from November 4, 2010 to June 30, 2011, which was recorded within selling, general and administrative expenses. The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions.

The Company’s sales to TPG related entities for the three and nine months ended June 30, 2012 were $1,715 and $4,878, respectively, and $ 1,963 during the three months ended June 30, 2011 and the period November 4, 2010 to June 30, 2011. There were no purchases from TPG related entities for the three and nine months ended June 30, 2012, the three months ended June 30, 2011, and the period November 4, 2010 to June 30, 2011.

15. China Joint Venture Acquisition

On September 26, 2011 and December 24, 2011, the Company entered into definitive agreements to form a joint venture with the shareholders of Beijing PlasChem Trading Co, Ltd. (“Beijing PlasChem”) to expand the Company’s operations in China. Headquartered in Beijing, China, Beijing PlasChem is a leading Chinese distributor of such products as engineering plastics, common plastics, chemical materials and additives. In accordance with the terms of the definitive agreements, another entity owned by the shareholders of Beijing PlasChem will be recapitalized with an equity contribution of cash of Renminbi (“RMB”) 63,000 (approximately $9,908 at June 30, 2012) contributed by the shareholders of Beijing PlasChem, an equity contribution by the Company of RMB 96,000 (approximately $15,098 at June 30, 2012), and a loan from the Company of RMB 254,000 (approximately $39,947 at June 30, 2012). The joint venture will acquire all of Beijing PlasChem’s operations, including existing supplier and customer relationships in exchange for cash consideration of approximately RMB 364,000 (approximately $57,247 at June 30, 2012) paid at closing. Within 30 days of closing, the Company will execute an additional loan to the joint venture for working capital of $10,000, which will be denominated in U.S. dollars.

After the Company’s initial investment, the Company will own 60% of the joint venture. In addition, the Company has the opportunity, and in certain situations the obligation, to acquire the remaining 40% of the joint venture from the shareholders of Beijing PlasChem in several steps for up to approximately RMB 650,000 (approximately $102,226 at June 30, 2012) if certain conditions are met. The shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after delivery of the audited financial statements for the years ended December 31, 2012 and December 31, 2013 for a payment that could range from the minimum amount required under People’s Republic of China (“PRC”) law for transfer of the joint venture interest up to approximately RMB 500,000 (approximately $78,636 at June 30, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of 2013.

The Company expects to fund the acquisition of the initial 60% of the joint venture and loans to the joint venture, in part, with an additional $50,000 equity investment from TPG. The Company plans to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional debt. In a future period, which is projected to be during 2013, one of the shareholders of Beijing PlasChem is expected to make a RMB 25,000 (approximately $3,932 at June 30, 2012) equity investment in the Company. As the formation of the joint venture requires a number of regulatory and other approvals, we do not expect to form the joint venture and close the acquisition of Beijing PlasChem’s operations until after the fiscal year ending September 30, 2012. The joint venture is expected to be a consolidated entity in the Company’s financial statements.

16. Fair Value Measurements

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is as follows:

• Level 1 —	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

• Level 2 —	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

• Level 3 —	Measurement is based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

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

There were no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2011. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy at June 30, 2012:

	Level 1	Level 2	Level 3	Total
Accrued expenses and other liabilities
Interest rate swaps	$—	$690	$—	$690

Other non-current liabilities
Interest rate swaps	$—	$948	$—	$948

During the three and nine months ended June 30, 2012, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. The carrying value of the Company’s revolving credit facility and senior secured credit facility approximates fair value due to the variable rate of interest paid. The estimated fair value of the Company’s long-term, senior subordinated notes is based upon Level 3 inputs to fair value and was approximately $174,595 at June 30, 2012, based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs.

17. Derivatives

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

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally recognized in income when the interest expense on the hedged item is recognized. During the three and nine months ended June 30, 2012, the Company recognized a realized loss on the interest rate swaps of $136 and $307, respectively, which was recorded in interest expense. During the three and nine months ended June 30, 2012, the Company recorded an unrealized loss on the interest rate swaps of $996 and $1,638, respectively, which was recorded in other comprehensive income. At June 30, 2012, approximately $690 in unrealized losses are expected to be realized within the next twelve months.

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

There are no restrictions on the ability of Holdings’ subsidiaries, including the Issuers, to make investments in, or loans directly to, Holdings. The ability of Holdings’ subsidiaries, including the Issuers, to pay dividends to Holdings is restricted under the Company’s Term Loan Facility, subject to certain customary exceptions, including that dividends may be made to Holdings (i) in an aggregate amount not to exceed the greater of $40,000 and 3.25% of total assets, as defined, plus the amount of excluded contributions, as defined, received by Holdings prior to such payment; (ii) if the consolidated net leverage ratio, as defined, would be less than or equal to 3.0 to 1.0 after giving effect to such payment; and (iii) out of the available amount, as defined, if the consolidated net leverage ratio, as defined, would be less than or equal to 4.5 to 1.0 after giving effect to such payment. Payment of dividends described in the foregoing clauses (i), (ii) and (iii) (other than with excluded contributions, as defined) are prohibited if at the time of, or after giving effect to, the dividend, a default, as defined, would exist under the credit agreement for the Term Loan Facility.

Holdings was formed on November 4, 2010, as the parent company to Solutions, which acquired the distribution business of Ashland. Holdings has no predecessor and is not presented in the condensed consolidating financial statements in periods prior to that date.

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

Condensed Consolidating Balance Sheets at June 30, 2012 (Successor)

	Successor
	at June 30, 2012
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$868	$—	$7,924	$51,768	$—	$60,560
Accounts and notes receivable, net	—	—	440,702	151,361	—	592,063
Inventories	—	—	257,767	63,423	—	321,190
Deferred income taxes	—	—	338	744	—	1,082
Other current assets	—	—	11,719	2,359	—	14,078
Intercompany advances	—	—	2,673	—	(2,673)	—

Total current assets	868	—	721,123	269,655	(2,673)	988,973
NON-CURRENT ASSETS
Property, plant and equipment, net	—	—	182,476	17,355	—	199,831
Goodwill and other intangibles, net	—	—	183,718	52,905	—	236,623
Non current deferred income taxes	—	—	—	230	—	230
Other non-current assets	—	—	28,791	210	—	29,001
Intercompany advances	—	—	85,693	—	(85,693)	—
Investment in subsidiaries	346,201	—	126,779	—	(472,980)	—

Total assets	$347,069	$—	$1,328,580	$340,355	$(561,346)	$1,454,658

CURRENT LIABILITIES
Current portion of long-term debt	$—	$—	$3,437	$—	$—	$3,437
Accounts payable and accrued expenses	52	—	332,763	99,413	—	432,228
Related party payables	—	—	10,000	—	—	10,000
Income taxes payable	—	—	(125)	1,538	—	1,413
Intercompany advances	—	—	—	2,673	(2,673)	—

Total current liabilities	52	—	346,075	103,624	(2,673)	447,078
NON-CURRENT LIABILITIES
Long-term debt	—	—	626,924	22,863	—	649,787
Non current deferred income taxes	—	—	—	830	—	830
Other non-current liabilities	—	—	9,380	1,399	—	10,779
Intercompany advances	833	—	—	84,860	(85,693)	—

Total liabilities	885	—	982,379	213,576	(88,366)	1,108,474

EQUITY
Member interests	442,940	—	442,940	148,808	(591,748)	442,940
Retained earnings (accumulated deficit)	(76,288)	—	(76,271)	9,028	67,243	(76,288)
Unrealized foreign currency translation loss	(20,468)	—	(20,468)	(31,057)	51,525	(20,468)

Total equity	346,184	—	346,201	126,779	(472,980)	346,184

Total liabilities and equity	$347,069	$—	$1,328,580	$340,355	$(561,346)	$1,454,658

Condensed Consolidating Balance Sheets at September 30, 2011 (Successor)

	Successor
	at September 30, 2011
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$7,972	$37,016	$—	$44,989
Accounts and notes receivable, net	—	—	413,747	154,504	—	568,251
Inventories	—	—	251,466	64,335	—	315,801
Other current assets	—	—	6,895	340	—	7,235

Total current assets	1	—	680,080	256,195	—	936,276

NON-CURRENT ASSETS
Property, plant and equipment, net	—	—	185,580	20,940	—	206,520
Goodwill and other intangibles, net	—	—	188,564	56,098	—	244,662
Other non-current assets	—	—	32,466	199	—	32,665
Intercompany advances	—	—	84,197	—	(84,197)	—
Investment in subsidiaries	364,027	—	129,417	—	(493,444)	—

Total assets	$364,028	$—	$1,300,304	$333,432	$(577,641)	$1,420,123

CURRENT LIABILITIES
Current portion of long-term debt	$—	$—	$3,430	$—	$—	$3,430
Accounts payable and accrued expenses	—	—	306,176	97,248	—	403,424

Total current liabilities	—	—	309,606	97,248	—	406,854

NON-CURRENT LIABILITIES
Long-term debt	—	—	623,654	22,289	—	645,943
Other non-current liabilities	—	—	3,017	281	—	3,298
Intercompany advances	—	—	—	84,197	(84,197)	—

Total liabilities	—	—	936,277	204,015	(84,197)	1,056,095

EQUITY
Member interests	452,364	—	452,363	138,526	(590,889)	452,364
Retained earnings (accumulated deficit)	(78,091)	—	(78,091)	3,667	74,424	(78,091)
Unrealized foreign currency translation loss	(10,245)	—	(10,245)	(12,776)	23,021	(10,245)

Total equity	364,028	—	364,027	129,417	(493,444)	364,028

Total liabilities and equity	$364,028	$—	$1,300,304	$333,432	$(577,641)	$1,420,123

Condensed Consolidating Statements of Operations for the Three Months Ended

June 30, 2012 (Successor)

	Successor
	For the Three Months ended June 30, 2012
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$835,473	$216,381	$—	$1,051,854
Cost of sales and operating expenses	—	—	751,298	202,886	—	954,184

Gross profit	—	—	84,175	13,495	—	97,670
Selling, general and administrative expenses	3	—	77,687	1,529	—	79,219
Transaction related costs	—	—	804	—	—	804

Operating income (loss)	(3)	—	5,684	11,966	—	17,647
Other income (expense)
Interest expense, net	—	—	(10,893)	(210)	—	(11,103)
Equity in earnings of subsidiaries	6,604	—	10,703	—	(17,307)	—
Other income	—	—	660	163	—	823

Income before income taxes	6,601	—	6,154	11,919	(17,307)	7,367
Income tax expense (benefit)	—	—	(450)	1,216	—	766

Net income	$6,601	$—	$6,604	$10,703	$(17,307)	$6,601

Condensed Consolidating Statements of Operations for the Nine Months Ended

June 30, 2012 (Successor)

	Successor
	For the Nine Months Ended June 30, 2012
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$2,375,168	$645,000	$73	$3,020,241
Cost of sales and operating expenses	—	—	2,148,701	600,556	73	2,749,330

Gross profit	—	—	226,467	44,444	—	270,911
Selling, general and administrative expenses	17	—	193,954	36,542	—	230,513
Transaction related costs	—	—	4,904	—	—	4,904

Operating income (loss)	(17)	—	27,609	7,902	—	35,494
Other income (expense)
Interest expense, net	—	—	(32,988)	(751)	—	(33,739)
Equity in earnings of subsidiaries	1,820	—	5,361	—	(7,181)	—
Other income (expense)	—	—	2,130	(383)	—	1,747

Income before income taxes	1,803	—	2,112	6,768	(7,181)	3,502
Income tax expense	—	—	292	1,407	—	1,699

Net income	$1,803	$—	$1,820	$5,361	$(7,181)	$1,803

Condensed Consolidating Statements of Operations for the Three Months Ended

June 30, 2011 (Successor)

	Successor
	For the three months ended June 30, 2011
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$815,861	$222,989	$1	$1,038,851
Cost of sales and operating expenses	—	—	747,164	210,463	1	957,628

Gross profit	—		68,697	12,526	—	81,223
Selling, general and administrative expenses	—	—	53,673	13,107	—	66,780
Transaction related costs	—	—	5,328	—	—	5,328

Operating income (loss)	—	—	9,696	(581)	—	9,115
Other income (expense)
Interest expense, net	—	—	(11,122)	2	—	(11,120)
Equity in earnings of subsidiaries	(1,653)	—	(558)	—	2,211	—
Other income	—	—	331	116	—	447

Loss before income taxes	(1,653)	—	(1,653)	(463)	2,211	(1,558)
Income tax expense	—	—	—	95	—	95

Net loss	$(1,653)	$—	$(1,653)	$(558)	$2,211	$(1,653)

Condensed Consolidating Statements of Operations for the Period from November 4, 2010 (inception) to June

30, 2011 (Successor)

	Successor
	For the period from November 4, 2010 (inception) to June 30, 2011
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$815,863	$222,988	$—	$1,038,851
Cost of sales and operating expenses	—	—	747,165	210,463	—	957,628

Gross profit	—	—	68,698	12,525	—	81,223
Selling, general and administrative expenses	—	—	53,673	13,107	—	66,780
Transaction related costs	—	—	68,419	—	—	68,419

Operating loss	—	—	(53,394)	(582)	—	(53,976)
Other income (expense)
Interest expense, net	—	—	(10,124)	(3,047)	—	(13,171)
Equity in earnings of subsidiaries	(66,348)	—	(3,131)	—	69,479	—
Other income	—	—	301	146	—	447

Loss before income taxes	(66,348)	—	(66,348)	(3,483)	69,479	(66,700)
Income tax expense	—	—	—	(352)	—	(352)

Net loss	$(66,348)	$—	$(66,348)	$(3,131)	$69,479	$(66,348)

Condensed Consolidating Statements of Operations for the Six Months Ended

March 31, 2011 (Predecessor)

	Predecessor
	For the six months ended March 31, 2011
	Predecessor to Solutions	Predecessors to Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$1,454,732	$414,435	$—	$1,869,167
Cost of sales and operating expenses	1,324,173	382,454	—	1,706,627

Gross profit	130,559	31,981	—	162,540
Selling, general and administrative expenses	99,468	25,130	—	124,598

Operating income (loss)	31,091	6,851	—	37,942
Other income (expense)
Interest expense, net	—	—	—	—
Equity in earnings of subsidiaries	8,043	—	(8,043)	—
Other income	1,242	1,192	—	2,434

Income before income taxes	40,376	8,043	(8,043)	40,376
Income tax expense	14,484	—	—	14,484

Net income	$25,892	$8,043	$(8,043)	$25,892

Condensed Consolidating Statements of Cash Flows for the Nine Month Period Ended

June 30, 2012 (Successor)

	Successor
	For the Nine Months Ended June 30, 2012
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATIONS
Net cash provided by operations	$11,849	$—	$13,457	$18,268	$—	$43,574

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment	—	—	(18,239)	(942)	—	(19,181)
Proceeds from disposal of property plant and equipment	—	—	640	372	—	1,012

Net cash used in investing activities	—		(17,599)	(570)	—	(18,169)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sales of membership interest	865	—	—	—	—	865
Repurchase of membership units	(400)	—	—	—	—	(400)
Member Distributions	(11,447)	—	—	—	—	(11,447)
Proceeds from the issuance of debt, net	—	—	335,800	23,000	—	358,800
Repayment of long-term debt and leases	—	—	(332,311)	(23,000)	—	(355,311)

Net cash provided by/(used in) financing activities	(10,982)	—	3,489	—	—	(7,493)
Effect of exchange rate changes on cash	—	—	605	(2,946)	—	(2,341)

Increase in cash	867		(48)	14,752	—	15,571
Beginning cash balance	1	—	7,972	37,016	—	44,989

Ending cash balance	$868	$—	$7,924	$51,768	$—	$60,560

Condensed Consolidating Statements of Cash Flows for the Period from November 4, 2010 (inception) to June 30, 2011 (Successor)

	Successor
	For the period from November 4, 2010 (inception) to June 30, 2011
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW FROM OPERATIONS
Net cash used in operations	$—	$—	$(48,707)	$(12,713)	$(2,025)	$(63,445)

CASH FLOWS FROM INVESTING ACTIVITITES
Additions to plant, property and equipment	—	—	(2,284)	(103)	—	(2,387)
Proceeds from disposal of property plant and equipment	—	—	—	—	—	—
Asset purchase transaction	—	—	(979,032)	—	—	(979,032)

Net cash used in investing activities	—		(981,316)	(103)	—	(981,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sales of membership interest	—	—	451,000	—	—	451,000
Repurchase of membership units	—	—	—	—	—	—
Member distributions	—	—	—	—	—	—
Transfers (to) from affiliates	—	—	(60,899)	53,229	7,670	—
Proceeds from the issuance of debt, net	—	—	678,051	22,973	—	701,024
Repayment of long-term debt and leases	—	—	(1,114)	(5,000)	—	(6,114)
Debt issuance costs	—	—	(34,869)	(92)	—	(34,961)

Net cash provided by financing activities	—	—	1,032,169	71,110	7,670	1,110,949
Effect of exchange rate changes on cash	—	—	705	—	—	705

Increase in cash	—	—	2,851	58,294	5,645	66,790
Beginning cash balance	—	—	—	—	—	—

Ending cash balance	$—	$—	$2,851	$58,294	$5,645	$66,790

Condensed Consolidating Statements of Cash Flows for the Six Months Ended

March 31, 2011 (Predecessor)

	Predecessor
	For the six months ended March 31, 2011
	Predecessor to Solutions	Predecessors to Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATIONS
Net cash provided by/(used in) operations	$38,784	$(23,557)	$—	$15,227

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment	(3,443)	574	—	(2,869)
Proceeds from disposal of property plant and equipment	—	794	—	794
Asset purchase transaction	—	—	—	—

Net cash provided by/(used in) investing activities	(3,443)	1,368	—	(2,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sales of membership interest	—	—	—	—
Proceeds from the issuance of debt, net	—	—	—	—
Repayment of long-term debt and leases	—	—	—	—
Debt issuance costs	—	—	—	—
Transfers (to) from affiliates	(35,341)	22,189	—	(13,152)

Net cash provided by/(used in) financing activities	(35,341)	22,189	—	(13,152)
Effect of exchange rate changes on cash	—	—	—	—

Increase in cash	—	—	—	—
Beginning cash balance	—	—	—	—

Ending cash balance	$—	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and with our Form S-4, Amendment No. 3, filed with the SEC on May 10, 2012. To the extent this discussion and analysis contains forward-looking statements, these statements involve risks and uncertainties. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us as the Successor will be those that are anticipated. Actual results may differ materially from those anticipated in these forward-looking statements.

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

We have assembled a new management team and are still in the process of staffing our organization to focus on key initiatives that we believe will enhance the value of our business for all key stakeholders. As we continue to build our internal capabilities, we are reliant on Ashland to provide administrative functions under a Transition Services Agreement, or TSA. This has resulted, and will continue to result, in duplicate costs in some functions for a period of time. We paid Ashland approximately $5.8 million for transition services for the three months ended June 30, 2012. We have also had over 400 net new hires since completing the Ashland Distribution Acquisition. While we have up to three years from the effective date of March 31, 2011 to exit the TSA with Ashland, we believe that we are on track to exit the TSA before the end of the contractual period. Our ability to execute this plan will largely depend on our ability to attract and retain talent in the functions that are served by the TSA.

Operational and Financial Highlights

While our company was formed on November 4, 2010, we did not begin operating the Distribution Business until April 1, 2011. Since then, we have made significant progress toward becoming a stand-alone company. Important accomplishments include the following:

•	closed and funded the $972.4 million acquisition of the Distribution Business of Ashland with a combination of equity and debt;

•	established a Board of Directors, including independent directors, with key committees and governance processes;

•	hired a new senior management team with extensive experience in a variety of industries and deep functional expertise;

•	established budgetary controls and management incentives based on key performance metrics that align management interests with those of our shareholders;

•	hired over 400 net new hires across various functions and made significant capital investments in information technology systems to build our stand-alone capabilities and prepare for exiting the TSA;

•	launched a number of initiatives to improve growth, margins and efficiency throughout our business;

•	began efforts to create our own unique culture focused on the elements required to become a growth-oriented, performance-based business;

•	established executive offices in The Woodlands, Texas to be closer to our major North American suppliers and key customer end markets;

•	enhanced our sales and marketing efforts with new managers and a new focus on key end markets and products;

•	signed a definitive joint venture agreement in China, which is anticipated to close in the second half of calendar year 2012 after a number of regulatory and other approvals are received;

•	on May 14, 2012, our registration statement on Form S-4 to exchange our senior subordinated notes with new notes registered under the Securities Act was declared effective by the SEC; and

•	on June 15, 2012, the exchange offer of our senior subordinated notes was completed with 100% of the outstanding principal amount of notes being tendered for exchange.

China Joint Venture Acquisition

On September 26, 2011 and December 24, 2011, we entered into definitive agreements to form a joint venture with the shareholders of Beijing PlasChem Trading Co, Ltd. to expand our operations in China. Headquartered in Beijing, China, Beijing PlasChem is a leading Chinese distributor of products such as engineering plastics, common plastics, chemical materials and additives. Under the terms of the definitive agreements, another entity owned by the shareholders will be recapitalized with an equity contribution of cash of RMB 63 million (approximately $9.9 million at June 30, 2012) contributed by the shareholders, an equity contribution by us of RMB 96 million (approximately $15.1 million at June 30, 2012) and a loan from us of RMB 254 million (approximately $39.9 million at June 30, 2012). The joint venture will acquire all of Beijing PlasChem’s operations, including existing supplier and customer relationships, in exchange for cash consideration of approximately RMB 364 million (approximately $57.2 million at June 30, 2012) paid at closing. Within 30 days of closing, we will provide an additional loan to the joint venture for working capital of $10.0 million, which will be denominated in U.S. dollars. The joint venture will not be a guarantor of the notes, the ABL Facility or the Term Loan Facility.

After our initial investment we will own 60% of the joint venture. In addition, we have the opportunity, and, in certain situations, the obligation to acquire the remaining 40% of the joint venture from the shareholders of Beijing PlasChem in several steps for up to approximately RMB 650 million (approximately $102.2 million at June 30, 2012) if certain conditions are met. The shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to us after delivery of the audited financial statements for the years ended December 31, 2012 and December 31, 2013 for a payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to approximately RMB 500 million (approximately $78.6 million at June 30, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of 2013.

We expect to fund the acquisition of the initial 60% of the joint venture and loans to the joint venture, in part, with an additional $50.0 million equity investment from TPG. We plan to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional debt. In addition, one of the shareholders of Beijing PlasChem is expected to make a RMB 25 million (approximately $3.9 million at June 30, 2012) equity investment in Holdings, which is anticipated to occur in calendar year 2013. As the formation of the joint venture requires a number of regulatory and other approvals, we do not expect to form the joint venture and close the acquisition of Beijing PlasChem’s operations until after the fiscal year ending September 30, 2012. In the event that the agreement is terminated under certain situations, we are obligated to pay a termination fee equal to RMB 30 million (approximately $4.7 million at June 30, 2012).

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

Factors Affecting Comparability of Successor and Predecessor Financial Results

Prior to the Ashland Distribution Acquisition, the Distribution Business operated as an unincorporated commercial unit of Ashland and used centralized functions of Ashland to support its operations, and, in return, Ashland allocated certain of its expenses to the Distribution Business. Since the Ashland Distribution Acquisition, we have operated as a stand-alone company and our operating results are not directly comparable to the historical results of operations for the periods presented for the Distribution Business, primarily because:

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

•

Prior to the Ashland Distribution Acquisition, selling, general and administrative costs attributable to the services provided, and benefits received from Ashland, together with an allocation of Ashland’s overhead costs, were included in costs and expenses in the consolidated statements of operations of the Distribution Business as corporate overhead allocation. The expense and cost allocations were intended to reflect the utilization of services provided or the benefits received during the periods presented. These allocations may not reflect the expenses that would have been incurred if we had been operating as a separate standalone entity and accordingly may not compare with our results of operations, financial position and cash flows. Some of our administrative functions continue to be provided by Ashland through the TSA. We pay Ashland for the provision of services according to the terms of the TSA. These services include certain information technology, treasury, accounting, human resources and other functions. Since the close of the Ashland Distribution Acquisition, we have been hiring personnel and entering into third party arrangements in order to be in a position to opt-out of these transition services earlier than the contractual timelines of the TSA. We have established our executive offices in The Woodlands, Texas and relocated a portion of our staff to that office.

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

During the second quarter of our current fiscal year, we elected to change our method of accounting for U.S. inventories to the weighted average cost method from the LIFO method and applied this change in accounting retrospectively to March 31, 2011 (the “Ashland Distribution Acquisition Date”). We believe the weighted average cost method is more appropriate because the weighted average cost method:

•	is the method predominately used in the distribution industry;

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

In 2011, the global economy continued to slowly recover from the severe recession that began during 2008 and continued through most of 2010. Global industrial end-markets, which were some of the most significantly impacted end-markets during the recession, demonstrated a more consistent recovery throughout the year in nearly all regions. Markets driven by consumer spending, particularly discretionary consumer spending, remained relatively weak due to persistent unemployment and a lack of consumer confidence. Activity levels in construction markets in the developed regions of North America and Europe remained challenging. The North American economy generally followed the global trends with improving industrial activity despite persistent concerns about unemployment, consumer spending and consumer confidence. In Europe, economies in 2011 generally underperformed in comparison with most other major economies, led by recurring concerns over government debt loads and the ability to sustain or refinance the debt loads. Several major European countries initiated significant austerity measures to rein in spending and maintain access to debt markets. Unemployment levels in most countries in the region remained high, and the effects of the austerity measures were not fully reflected given that most of them were only beginning to be implemented in the latter stages of 2011.

Entering the final quarter of our fiscal year ending September 30, 2012, we expect the economic recovery to be slow and inconsistent in the near term as economic indicators present conflicting signals regarding the direction of the global economy. The growth rate in emerging global regions is expected to moderate somewhat, but still easily outpace the developed regions. We anticipate that the North American recovery will continue but will occur over a much longer time period than we originally thought with higher industrial activity, higher levels of employment and conditions in the financial markets improving very slowly. In addition, a European recovery in 2012 is becoming less likely as export growth moderates and further impacts are realized from austerity measures. Demand in most European economies is also not expected to follow a consistent pattern as responses to the changing political environment cause additional uncertainty. It should be noted that actual economic activity could be vastly different than our expectations particularly given the continued uncertainties in the Eurozone and the impact on consumers in the United States as tax policy becomes an issue in a re-election year.

In the third fiscal quarter of 2012, we entered into a deflationary pricing environment in both our Chemicals and Plastics lines of business, a reversal of the trend we experienced in the second quarter of 2012. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices, but the reverse is true in inflationary price environments. The current deflationary environment could change at any time based on the macro-economic factors described above. To minimize our risk in deflationary pricing environments, we closely monitor economic indicators and manage our inventory levels. We anticipate volatility in pricing levels during the remainder of the 2012 fiscal year, and we will stock inventory accordingly.

We remain intensely focused on the initiatives we launched in fiscal year 2011 to enhance growth and profitability, including:

•	leveraging our centralized business model by more closely integrating our customer service functions with our distribution network to significantly enhance customer service;

•	improving our pricing methodologies to reflect market conditions and optimize margins;

•	enhancing the processes and tools used by our sales force to increase productivity and provide them with a much greater opportunity to enjoy the success of our incentive programs;

•	expanding our footprint globally and focusing on end markets we believe will grow faster than the overall market; and

•	attracting and retaining the talent we need to create new capabilities within our company, complete the separation from Ashland and operate as a standalone company.

Results of Operations

Three Month Period Ended June 30, 2012 (Successor) Compared with Three Month Period Ended June 30, 2011 (Successor)

	Successor				Percentage of Sales and Operating Revenues For the Respective Period Ended
	Three Months Ended	Three Months Ended	Period Over Period
			$ Change	% Change
(Dollars in millions)	June 30, 2012	June 30, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	June 30, 2012	June 30, 2011
Sales and operating revenues	$1,051.9	$1,038.9	$13.0	1.3%	100.0%	100.0%
Cost of sales and operating expenses	954.2	957.7	3.5	0.4	90.7	92.2

Gross profit	97.7	81.2	16.5	20.3	9.3	7.8
Selling, general and administrative expenses	79.2	66.8	(12.4)	(18.6)	7.5	6.4
Transaction related costs	0.8	5.3	4.5	84.9	0.1	0.5

Operating income	17.7	9.1	8.6	94.5	1.7	0.9
Other income	0.8	0.5	0.3	60.0	0.1	—
Net interest expense	11.1	11.2	0.1	0.9	1.1	1.1

Income (loss) before income taxes	7.4	(1.6)	9.0	n/m	0.7	(0.2)
Income tax expense	0.8	0.1	(0.7)	n/m	0.1	—

Net income (loss)	$6.6	$(1.7)	$8.3	n/m	0.6%	(0.2)%

*	n/m—not meaningful

Sales and operating revenues

For the three months ended June 30, 2012, sales and operating revenues were $1,051.9 million compared to $1,038.9 million for the three months ended June 30, 2011, an increase of $13.0 million or 1.3%. This increase was due primarily to additional volume sold of 33 million pounds, or 3.5%, versus the same period in 2011 driven primarily by increased Plastics sales as low prices drove customers to build inventory. The increase in volume outweighed the negative impact of lower selling prices. Average selling prices were down $0.03 or 2.3% versus the same period in 2011 due to the deflationary environment created by lower prices for crude,, which is one of the primary feedstocks for the products we distribute.

Cost of sales and other operating expenses

Cost of sales and other operating expenses for the fiscal quarter ended June 30, 2012 were $954.2 million compared to $957.7 million for the three months ended June 30, 2011, a decrease of $3.5 million or 0.4%. The prior year period included a $14.7 million step up charge related to the valuation of inventory in conjunction with the Ashland Distribution acquisition. Excluding this one-time charge, cost of sales and other operating expenses increased $11.3 million or 1.2%, primarily due to increased volumes sold during the quarter. Warehouse and delivery expenses for the three months ended June 30, 2012 were $48.0 million compared to $46.1 million for the three months ended June 30, 2011, an increase of $1.9 million or 4.1%. The increase was due primarily to increases in freight costs driven by increased volume and common carrier price increases, partially offset by a lag in hiring and the sale of the compounding facility in Barcelona.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $79.2 million compared to $66.8 million for the three months ended June 30, 2011, an increase of $12.4 million or 18.6%. Payroll and benefit expenses increased by $5.7 million and contract staffing and consulting expenses increased by $9.4 million for the quarter ended June 30, 2012, while TSA expenses decreased by $2.7 million as a result of the successful migration of certain functions during the quarter. We continue to develop the corporate infrastructure necessary for stand-alone operations; specifically, the hiring and training of new employees to fill open positions as we get closer to exiting the remaining functions still provided by Ashland under the TSA.

Transaction related costs

We incurred $0.8 million in transaction related costs for the three months ended June 30, 2012 compared to $5.3 million for the three months ended June 30, 2011, a decrease of $4.5 million or 84.9%. The costs for the current period relate primarily to legal and consulting fees incurred in connection with the Beijing PlasChem joint venture and other potential transactions. The higher transactional costs in the prior period related to the Ashland Distribution Acquisition.

Interest expense

Net interest expense for the three months ended June 30, 2012 was $11.1 million compared to $11.2 million for the three months ended June 30, 2011. The interest for both periods is related to the $325.0 million Term loan, the $175.0 million senior subordinated notes and the ABL Facility along with the amortization of the costs associated with issuing the debt. The variance relates primarily to the timing of draws and repayments under the ABL Facility during the two fiscal quarters. During the three months ended June 30, 2012, we had an average outstanding balance on the U.S. tranche of the ABL Facility of approximately $127.9 million, compared to an average of approximately $165.1 million during the three months ended June 30, 2011. During the three months ended June 30, 2012, we had an average outstanding balance on the Canada tranche of the ABL Facility of approximately CAD 18.6 million, compared to an average of approximately CAD 3.4 million during the three months ended June 30, 2011.

Income tax expense

Income tax expense for the three months ended June 30, 2012 was $0.8 million compared to $0.1 million for the three months ended June 30, 2011. The increase in current period income tax expense was principally the result of additional foreign income tax related to profitable European operations.

Segment Analysis

	Successor		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Respective Periods
(Dollars in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	$ Change Favorable (unfavorable)	% Change Favorable (unfavorable)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Chemicals
Sales and operating revenues	$488.9	$483.6	$5.3	1.1%	46.5%	46.6%
Gross profit	$47.0	$38.4	$8.6	22.4%	48.1%	47.3%
Gross profit %	9.6%	7.9%

Plastics
Sales and operating revenues	$446.2	$440.7	$5.5	1.2%	42.4%	42.4%
Gross profit	$36.4	$30.6	$5.8	19.0%	37.3%	37.7%
Gross profit %	8.2%	6.9%

Other
Sales and operating revenues	$116.7	$114.6	$2.1	1.8%	11.1%	11.0%
Gross profit	$14.3	$12.2	$2.1	17.2%	14.6%	15.0%
Gross profit %	12.3%	10.6%

Corporate Reconciling items
Sales and operating revenues	$0.1	$—	$0.1	—	—	—
Gross profit	$—	$—	$—	—	—	—

Consolidated
Sales and operating revenues	$1,051.9	$1,038.9	$13.0	1.3%	100.0%	100.0%
Gross profit	$97.7	$81.2	$16.5	20.3%	100.0%	100.0%
Gross profit %	9.3%	7.8%

Chemicals

For the three months ended June 30, 2012, sales and operating revenues for the Chemicals line of business increased $5.3 million, or 1.1%, from the comparable period in 2011. Price increases (net of unfavorable foreign exchange rates in Canadian dollars and Mexican pesos) accounted for $2.6 million or 0.5% growth compared to the same quarter in the prior year. Average selling prices increased $0.01 to $0.88 per pound due to spread management offsetting the downward pricing pressure of the deflationary environment created by lower crude prices. The average price of a barrel of crude oil, the primary raw material used by our suppliers in the production of chemicals, decreased 8.6% compared to the prior year quarter. Sales volume increases contributed $2.8 million, or 0.6%, when compared to the prior year quarter, primarily due to volume increases in commodity chemical products. Volume increases were due primarily to improving demand in the energy, household and industrial, personal care, and pharmaceutical end markets. Gross profit increased $8.6 million, or 22.4%, for the fiscal quarter compared to the same period in the prior year. Gross profit improvement was, in part, the result of better product margin management and improved mix, which drove higher unit gross margins across specialty and other products. This improvement was partially offset by higher delivery and warehouse costs in the amount of $1.3 million, primarily the result of higher freight costs.

Plastics

Sales and operating revenues for the Plastics line of business increased $5.5 million, or 1.2%, for the three months ended June 30, 2012 compared to the same period in 2011. Sales volume increases contributed $39.4 million, or 8.9%, due to strong volumes during the quarter. Volumes in EMEA were particularly strong, increasing 15.2% over the same period last year driven by 24.3% growth in commodity plastic products as customers took advantage of falling prices and built inventories. Volumes in North America increased 5.2% during the quarter, driven by 15.7% growth in engineered polymers and a strong automotive sector. Price decreases negatively impacted EMEA revenues by $32.6 million, or 22.3%, as compared to the prior period, driven by a deflationary price environment. There was also unfavorable foreign exchange impact of $15.7 million during the quarter, with the euro accounting for $11.6 million of the change. Gross profit increased $5.8 million, or 19.0%, for the current quarter and gross profit as a percentage of Plastics sales increased to 8.2% from 6.9%. These increases are attributable to overall volume growth and improved product mix, partly offset by the unfavorable impact from foreign currency exchange and higher warehouse and delivery costs.

Other

Combined sales and operating revenues for the Other category increased $2.1 million, or 1.8%, for the three months ended June 30, 2012 compared to the same quarter in the prior year, primarily due to growth in our Environmental Services line of business. Revenues in the Composites line of business remained flat at $90.1 million due to competitive pressures and a slow recovery in the core construction and transportation markets. Environmental Services growth was driven by improved pricing strategies. Gross profit for the Other category increased $2.1 million, or 17.2%. Gross profit as a percentage of sales increased to 12.3% for the quarter ended June 30, 2012 compared to 10.6% for the same quarter in the prior year primarily as a result of an improved pricing strategy in the Environmental Services line of business.

Nine Month Period Ended June 30, 2012 (Successor) Compared with Period November 4, 2010 (inception) to June 30, 2011 (Successor)

	Successor				Percentage of Sales and Operating Revenues For the Respective Period Ended
	Nine Months Ended	November 4, 2010 (inception) to June 30, 2011	Period Over Period
			$ Change	% Change
(Dollars in millions)	June 30, 2012		Favorable (Unfavorable)	Favorable (Unfavorable)	June 30, 2012	June 30, 2011
Sales and operating revenues	$3,020.2	$1,038.9	$1,981.3	190.7%	100.0%	100.0%
Cost of sales and operating expenses	2,749.3	957.7	(1,791.6)	(187.1)	91.0	92.2

Gross profit	270.9	81.2	189.7	233.6	9.0	7.8
Selling, general and administrative expenses	230.5	66.8	(163.7)	(245.1)	7.6	6.4
Transaction related costs	4.9	68.4	63.5	92.8	0.2	6.6

Operating income (loss)	35.5	(54.0)	89.5	165.7	1.2	(5.2)
Other income	1.7	0.4	1.3	325.0	0.1	—
Net interest expense	33.7	13.1	(20.6)	(157.3)	1.1	1.3

Income (loss) before income taxes	3.5	(66.7)	70.2	105.3	0.1	(6.4)
Income tax expense (benefit)	1.7	(0.4)	(2.1)	(525.0)	0.1	—

Net income (loss)	$1.8	$(66.3)	$68.1	102.7%	0.1%	(6.4)%

Sales and operating revenues

For the nine months ended June 30, 2012, sales and operating revenues were $3,020.2 million compared to $1,038.9 million for the period from November 4, 2010 (inception) to June 30, 2011, an increase of $1,981.3 million or 190.7%. The increase was primarily due to the fact that we commenced operations on April 1, 2011 after the Ashland Distribution Acquisition and did not generate operating revenue for the period from November 4, 2010 (inception) to March 31, 2011.

Cost of sales and other operating expenses

The period from November 4, 2010 (inception) to June 30, 2011 only reflects three months of operating activity compared to a full nine months in the current year. Cost of sales and other operating expenses for the nine months ended June 30, 2012 were $2,749.3 million compared to $957.7 million for the period from November 4, 2010 (inception) to June 30, 2011. The increase is the result of a full nine months of operations in the current year compared to only three months of operations for the period from November 4, 2010 (inception) to June 30, 2011. Cost of sales and other operating expenses as a percentage of sales dropped from 92.2% to 91.0%. This 1.2% downward movement can be attributed to COGS reductions due to the business being in a deflationary period for six out of the nine months in fiscal year 2012. Warehouse and delivery expenses were $142.7 million for the nine months ended June 30, 2012 compared to $46.1 million for the period from November 4, 2010 (inception) to June 30, 2011. After the Ashland Distribution Acquisition, we commenced operations on April 1, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses were $230.5 million for the nine months ended June 30, 2012 compared to $66.8 million for the period from November 4, 2010 (inception) to June 30, 2011. The period from November 4, 2010 (inception) to June 30, 2011 only reflects three months of operating activity compared to a full nine months in the current year. After the Ashland Distribution acquisition, we commenced operations on April 1, 2011. Selling, general and administrative expenses as a percentage of sales increased by 1.2% compared to the prior year period. The largest contributor to expenses during the nine months ended June 30, 2012 related to personnel costs. We incurred expenses for payroll and benefits and contract staffing and consulting as the organization hired additional full time employees and staffed open positions with contractors as part of the development of the infrastructure required to operate the business and prepare to exit the TSA. We also incurred expenses related to rent, telecommunications, information technology, travel and other operating expenses as we established our corporate headquarters in The Woodlands, Texas.

Transaction related costs

We incurred $4.9 million in transaction related costs for the nine months ended June 30, 2012 compared to $68.4 million for the period from November 4, 2010 (inception) to June 30, 2011, a decrease of $63.5 million or 92.8%. The $68.4 million related to the Ashland Distribution Acquisition while the $4.9 million in the current period relates primarily to legal and consulting fees incurred in connection with the Beijing PlasChem joint venture and other potential transactions.

Interest expense

Net interest expense for the nine months ended June 30, 2012 was $33.7 million compared to $13.1 million for the period from November 4, 2010 (inception) to June 30, 2011. We executed the $325.0 million Term Loan Facility and $175.0 million of senior subordinated notes on March 9, 2011 in connection with the Ashland Distribution Acquisition. We also executed our ABL Facility on March 31, 2011, which is a revolving credit facility that provides up to $500.0 million through a U.S. tranche and a Canadian tranche of up to $40.0 million in Canadian dollars. The interest expense for the nine months ended June 30, 2012 represents a full nine months of interest on this debt compared to the period from November 4, 2010 (inception) to June 30, 2011 which only reflects interest from March 9, 2011 to June 30, 2011 on the Term Loan Facility, the ABL Facility and the senior subordinated notes.

Income tax expense

Income tax expense for the nine months ended June 30, 2012 was $1.7 million compared to a benefit of $0.4 million for the period from November 4, 2010 (inception) to June 30, 2011. The income tax benefit recorded during the prior year period related to a state tax benefit on the domestic portion of transaction related costs and interest expense related to the Ashland Distribution Acquisition.

Segment Analysis

					Percentage of Consolidated Sales/Gross Profit For the Respective Periods
	Successor		Period Over Period
(Dollars in millions)	Nine Months Ended June 30, 2012	November 4, 2010 (inception) to June 30, 2011	$ Change Favorable (unfavorable)	% Change Favorable (unfavorable)	Nine Months Ended June 30, 2012	November 4, 2010 (inception) to June 30, 2011
Chemicals
Sales and operating revenues	$1,411.9	$483.6	$928.3	192.0%	46.7%	46.6%
Gross profit	$125.8	$38.4	$87.4	227.6%	46.4%	47.3%
Gross profit %	8.9%	7.9%
Plastics
Sales and operating revenues	$1,274.5	$440.7	$833.8	189.2%	42.2%	42.4%
Gross profit	$104.5	$30.6	$73.9	241.5%	38.6%	37.7%
Gross profit %	8.2%	6.9%
Other
Sales and operating revenues	$333.8	$114.6	$219.2	191.3%	11.1%	11.0%
Gross profit	$40.6	$12.2	$28.4	232.8%	15.0%	15.0%
Gross profit %	12.2%	10.6%
Consolidated
Sales and operating revenues	$3,020.2	$1,038.9	$1,981.3	190.7%	100.0%	100.0%
Gross profit	$270.9	$81.2	$189.7	233.6%	100.0%	100.0%
Gross profit %	9.0%	7.8%

Chemicals

For the nine months ended June 30, 2012, sales and operating revenues for the Chemicals line of business increased $928.3 million, or 192.0%, from the period from November 4, 2010 (inception) to June 30, 2011. The increase is directly attributable to a full nine months of operations in the current period compared to only three months of operations in the period from November 4, 2010 (inception) to June 30, 2011. Average selling prices decreased by $0.03 per pound over the prior year period, which was primarily attributable to a higher mix of commodity sales in the current year period. We experienced volume growth due to improving demand in the energy, personal care, pharmaceutical, home and industrial, and agriculture end markets. Gross profit percentage increased to 8.9% as a result of improved sales mix and better product margin management, which drove higher unit gross margins across specialty and other products.

Plastics

Sales and operating revenues for the Plastics line of business increased $833.8 million, or 189.2%, for the nine months ended June 30, 2012 compared to the period from November 4, 2010 (inception) to June 30, 2011. The increase is directly attributable to a full nine months of operations in the current period compared to only three months of operations in the period from November 4, 2010 (inception) to June 30, 2011. Gross profit increased $73.9 million or 241.5% for the nine months ended June 30, 2012 and gross profit as a percentage of Plastics sales increased to 8.2% for the nine months ended June 30, 2012 compared to 6.9% for the period from November 4, 2010 (inception) to June 30, 2011. The increase in gross profit percentage is attributable to volume growth in EMEA, partly offset by the unfavorable impact of currency devaluation and depreciation expense of the increased valuation of assets.

Other

Combined sales and operating revenues for the Other category increased $219.2 million, or 191.3%, for the nine months ended June 30, 2012 compared to the period from November 4, 2010 to June 30, 2011. Gross profit for the Other category increased $28.4 million, or 232.8%. The increases are directly attributable to a full nine months of operations in the current period compared to only three months of operations in the period from November 4, 2010 (inception) to June 30, 2011. As a percentage of sales, gross profit for the Other category increased to 12.2% for the nine months ended June 30, 2012 compared to 10.6% for the period from November 4, 2010 (inception) to June 30, 2011 as a result of an improved pricing strategy in the Environmental Services line of business.

Nine Month Period Ended June 30, 2012 (Successor) Compared with Six Month Period Ended March 31, 2011 (Predecessor)

	Successor	Predecessor			Percentage of Sales and Operating Revenues For the Respective Period Ended
(Dollars in millions)	Nine Months Ended	Six Months Ended	Period Over Period
			$ Change	% Change
	June 30, 2012	March 31, 2011	Favorable (Unfavorable)	Favorable (Unfavorable)	June 30, 2012	March 31, 2011
Sales and operating revenues	$3,020.2	$1,869.2	$1,151.0	61.6%	100.0%	100.0
Cost of sales and operating expenses	2,749.3	1,706.6	(1,042.7)	(61.1)	91.0	91.3

Gross profit	270.9	162.6	108.3	66.6	9.0	8.7
Selling, general and administrative expenses	230.5	76.0	(154.5)	(203.3)	7.6	4.1
Corporate overhead allocation	—	48.6	48.6	100.0	—	2.6
Transaction related costs	4.9	—	(4.9)	(100.0)	0.2	—

Operating income	35.5	38.0	(2.5)	(6.6)	1.2	2.0
Other income	1.7	2.4	(0.7)	(29.2)	0.1	0.1
Net Interest expense	33.7	—	(33.7)	(100.0)	1.1	—

Income before income taxes	3.5	40.4	(36.9)	(91.3)	0.1	2.2
Income tax expense	1.7	14.5	12.8	88.3	0.1	0.8

Net income	$1.8	$25.9	$(24.1)	(93.1)%	0.1%	1.4

Sales and operating revenues

For the nine months ended June 30, 2012, sales and operating revenues were $3,020.2 million compared to $1,869.2 million for the six months ended March 31, 2011, an increase of $1,151.0 million or 61.6%. The increase is a direct result of the comparison of a nine month period with a six month period. We experienced increased demand in the energy, automotive, agricultural, personal care and pharmaceutical end markets as well as in EMEA. Average selling price increased $0.05 per pound or 5.0% for the nine months ended June 30, 2012 primarily due to favorable sales mix, better product margin management and increased costs.

Cost of sales and other operating expenses

Cost of sales and other operating expenses for the nine months ended June 30, 2012 were $2,749.3 million compared to $1,706.6 million for the six months ended March 31, 2011. The increase of $1,042.7 million is directly attributable to the comparison of nine months of operating activity to six months in the Predecessor period. Average cost of sales and other operating expenses increased $0.05 per pound or 5.5% for the nine months ended June 30, 2012 due primarily to an increase in the price of feedstocks. The average price per barrel of crude oil, the primary raw material used by our suppliers in the production of chemicals and plastics, increased 8.3% for the respective periods. Warehouse and delivery expenses for the nine months ended June 30, 2012 were $142.7 million compared to $85.1 million for the Predecessor period ended March 31, 2011. The increase of $57.5 million is directly attributable to the comparison of nine months of operating activity to six months in the Predecessor period and to increased freight expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2012 were $230.5 million compared to $76.0 million for the Predecessor period ended March 31, 2011. Including corporate allocations for the Predecessor period, selling, general and administrative expenses and corporate allocations increased $105.9 million or 85.0%. The increase is primarily attributable to the comparison of nine months of operating activity to six months in the Predecessor period. The percentage of sales increase, from 4.1% to 7.6%, can be attributed to the continued development of the corporate infrastructure necessary for stand-alone operations in preparation for the exit from the TSAs. Other increases included rent and information technology, travel, depreciation and other costs associated with the development of these capabilities. These increased costs were offset by $48.6 million in corporate allocations incurred in the Predecessor period that were not applicable after the acquisition.

Transaction related costs

We incurred $4.9 million in transaction related costs for the nine months ended June 30, 2012. There were no transaction related costs for the Predecessor period ended March 31, 2011. The $4.9 million related primarily to legal and consulting fees incurred in connection with the Beijing PlasChem joint venture and other potential transactions.

Interest expense

Net interest expense for the nine months ended June 30, 2012 was $33.7 million. There was no interest expense for the Predecessor for the six months ended March 31, 2011. We executed the $325.0 million Term Loan Facility and $175.0 million of senior subordinated notes on March 9, 2011 in connection with the Ashland Distribution Acquisition. The interest expense for the nine months ended June 30, 2012 represents a full nine months of interest on this debt.

Income tax expense

Income tax expense for the nine months ended June 30, 2012 was $1.7 million compared to $14.5 million for the Predecessor six months ended March 31, 2011. The decrease reflects the tax impact of the change in legal structure after the Ashland Distribution Acquisition from a corporation to a limited liability company.

Segment Analysis

	Successor	Predecessor	Period Over Period		Percentage of Consolidated Sales/ Gross Profit For the Respective Periods
(Dollars in millions)	Nine Months Ended	Six Months Ended	$ Change	% Change	Nine Months Ended	Six Months Ended
	June 30, 2012	March 31, 2011	Favorable (unfavorable)	Favorable (unfavorable)	June 30, 2012	March 31, 2011
Chemicals
Sales and operating revenues	$1,411.9	$828.7	$583.2	70.4%	46.7%	44.3%
Gross profit	$125.8	$71.3	$54.5	76.4%	46.4%	43.9%
Gross profit %	8.9%	8.6%

Plastics
Sales and operating revenues	$1,274.5	$831.5	$443.0	53.3%	42.2%	44.5%
Gross profit	$104.5	$65.5	$39.0	59.5%	38.6%	40.3%
Gross profit %	8.2%	7.9%

Other
Sales and operating revenues	$333.8	$209.0	$124.8	59.7%	11.1%	11.2%
Gross profit	$40.6	$25.7	$14.9	58.0%	15.0%	15.8%
Gross profit %	12.2%	12.3%

Corporate Reconciling items
Sales and operating revenues	$—	$—	—	—	—	—
Gross profit	$—	$0.1	(0.1)	(100.0)%	—	—

Consolidated
Sales and operating revenues	$3,020.2	$1,869.2	$1,151.0	61.6%	100.0%	100.0%
Gross profit	$270.9	$162.6	$108.3	66.6%	100.0%	100.0%
Gross profit %	9.0%	8.7%

Chemicals

For the nine months ended June 30, 2012, sales and operating revenues for the Chemicals line of business increased $583.2 million, or 70.4%, compared to the Predecessor period ended March 31, 2011. The increase is directly attributable to the comparison of nine months of operations with only six months in the Predecessor period. Average selling prices increased by $0.07 per pound over the six months ended March 31, 2011, which was primarily attributable to the increase in the prices of feedstocks. The average price per barrel of crude oil, the primary raw material used by our suppliers in the production of chemicals, increased 8.3% over the Predecessor period. Volume increases were driven by improving demand across the chemical manufacturing, personal care, pharmaceutical, and food and beverage end markets. Gross profit percentage increased from 8.6% to 8.9%, in part, as a result of better product margin management, which drove higher unit gross margins across specialty and other products. This improvement was partially offset by higher delivery and warehouse costs in the amount of $34.8 million, primarily the result of rising fuel costs and increased depreciation due to fair value adjustments to fixed assets at the date of the acquisition. The Chemicals line of business represented 46.4% of total gross profit for the nine months ended June 30, 2012, up from 43.9% in the Predecessor period, attributable to a higher rate of revenue growth in Chemicals line of business than in the overall business.

Plastics

Sales and operating revenues for the Plastics line of business increased $443.0 million, or 53.3%, for the nine months ended June 30, 2012 compared to the Predecessor period ended March 31, 2011. The increase is due primarily to the comparison of nine months of operations to six months for the Predecessor period. Volume gains in North America from strong customer demand in fiscal second and early third quarter, coupled with EMEA volume gains as polyolefin customers took advantage of falling Polypropylene prices. Higher North America pricing was partially offset by increased North America costs and unfavorable foreign exchange rates. Gross profit as a percentage of Plastics sales increased to 8.2% for the nine months ended June 30, 2012 compared to 7.9% for the Predecessor period. The increase in gross profit percentage is attributable to overall volume growth, favorable pricing and better product margin management than during the previous period. Gross profit gains were partly offset by the unfavorable impact of currency and higher warehouse and delivery costs resulting from depreciation expense of the increased valuation of assets.

Other

Combined sales and operating revenues for the Other category increased $124.8 million, or 59.7%, in the nine months ended June 30, 2012 compared to the six months ended March 31, 2011, primarily due to the comparison of nine months of operations to six months combined with growth in our Composites line of business of $100.6 million and, growth in the Environmental Services line of business of $24.2 million. In addition to the sales increase due to the time period comparison, the growth in Composites was driven by growth in the corrosion market, resulting in increased sales of fiberglass products, primarily in the oil and gas exploration market. Gross profit percent decreased slightly to 12.2% for the nine months ended June 30, 2012 compared to 12.3% for the Predecessor period ended March 31, 2011, attributable to an increased mix of fiberglass products in the Composites line of business as a result of the growth in the corrosion market.

Liquidity and Capital Resources Overview

Our primary sources of liquidity are cash flows generated by operating activities and borrowings under the ABL Facility, subject to borrowing base availability. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals, plastics and composite raw materials. Our ability to generate these cash flows in the normal course of business will be significantly influenced by general economic conditions. The amount of borrowings permitted at any time under our ABL Facility is limited by a borrowing base that is comprised of the value of our eligible inventories and accounts receivable held in certain of our subsidiaries. As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, one-time acquisition-related costs, and investor payments. Additionally, significant non-operating cash use during the next twelve months will likely relate to the funding for the initial investment in the joint venture with Beijing PlasChem and acquisition-related expenses.

As part of the closing of the joint venture’s acquisition of Beijing PlasChem’s operations, we will provide loans to the joint venture of RMB 254 million (approximately $39.9 million at June 30, 2012) to partially fund the acquisition and a $10 million loan for working capital, which will be denominated in U.S. dollars. Beijing PlasChem’s business has historically not had a significant level of capital expenditures as the company does not own any facilities, outsources all warehouse and logistics activities to third parties and leases all of its office facilities. Other than short term credit lines used to acquire inventory, Beijing PlasChem has no significant debt and the joint venture has no plans to assume any debt in connection with the transaction. It has generated positive cash flows over the past three years and has conducted the majority of its business on a cash-on-delivery basis. Based on Beijing PlasChem’s historical business performance, we believe that any future working capital needs of the joint venture will be funded from the operating cash flow of the joint venture. In the event that the joint venture does require additional funding for its operations that cannot be funded out of operating cash flow, such additional funding will be at the discretion of the board of directors of the joint venture, which is controlled by us. Other than the initial RMB 254 million loan and the $10.0 million working capital loan, there is currently no obligation to fund any amounts for the joint venture’s operation, including any losses. As previously disclosed, the joint venture will be capitalized by (a) equity from the shareholders of Beijing PlasChem and us in the amount of RMB160 million (approximately $25.2 million at June 30, 2012) and (b) shareholder loans from us in the amounts of RMB 254 million (approximately $39.9 million at June 30, 2012) and $10.0 million. These shareholder loans will not be guaranteed by any shareholder of the joint venture.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members.

Capital expenditures for the three months and nine months ended June 30, 2012 were $6.6 million and $19.2 million, respectively, primarily for information technology to ensure business continuity as we transition out of the information technology services provided by Ashland under the TSA. We expect our aggregate capital expenditures for the 2012 fiscal year to be between $25.0 million and $30.0 million, primarily relating to fixed asset replacements and betterments, and to pursue investments and future growth initiatives. We expect to fund our initial cash requirements under the definitive agreements relating to the joint venture with Beijing PlasChem primarily with an additional $50.0 million equity investment from TPG, with the remaining portion funded with a combination of operating cash flow and additional borrowings under our ABL Facility. The formation of the joint venture requires a number of regulatory and other approvals and is expected to close in the second half of 2012. Any subsequent payments or purchases of additional equity interests in the joint venture would not occur prior to 2013. See note 15 to our condensed consolidated financial statements.

We are required to make semi-annual interest payments on our notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the notes and the Credit Facilities was $34.0 million for the nine months ended June 30, 2012. Our ABL Facility matures on March 31, 2016, our Term Loan Facility matures on September 9, 2017, and our senior subordinated notes mature on March 1, 2018. We completed the exchange of the senior subordinated notes for new notes registered under the Securities Act on June 15, 2012 with 100% of the outstanding principle amount of notes being tendered for exchange. The terms of the new notes are identical to the terms of the old notes that were issued on March 9, 2011, except that the new notes are now registered under the Securities Act and do not contain restrictions on transfer, registration rights or provisions for additional interest.

We had $60.6 million in cash and cash equivalents at June 30, 2012. Of this amount, $8.8 million was held in the United States and the remaining $51.8 million was held outside of the United States, primarily in Canada and the Netherlands.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, borrowings available to us under the ABL Facility and a planned additional $50.0 million equity investment from TPG, are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of June 30, 2012, we had $60.6 million in cash and cash equivalents and $321.8 million available under our ABL Facility, net of borrowings and letters of credit, influenced by an increase in the borrowing base due to seasonal fluctuations in our inventory and accounts receivable balances.

Under our ABL Facility, as of any date of determination when Threshold Excess Availability (as defined in the section entitled “Description of Other Indebtedness” in Amendment No. 3) is below certain thresholds or upon certain defaults, the ABL Borrowers will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. As of June 30, 2012, Threshold Excess Availability under our ABL Facility was $316.3 million, which was $251.6 million in excess of the $64.7 million threshold that would trigger the foregoing requirements.

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

As of June 30, 2012, we had $60.6 million in cash and cash equivalents. Of this amount, $51.8 million was held by our foreign subsidiaries outside of the United States. Of the $51.8 million in non-U.S. cash, $33.8 million is held by our Canadian affiliate predominantly in Canadian dollars and $15.0 million was held by our Netherlands affiliates predominantly in euros. Currently, there are no material cash or cash equivalent balances denominated in highly illiquid currencies that are not readily convertible into other currencies or U.S. dollars. As such, we do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of our cash and cash equivalents held by our foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

The following table sets forth the major categories of our cash flows for the nine month period ended June 30, 2012, November 4, 2010 (inception) to June 30, 2011, and the Distribution Business for the six month period ended March 31, 2011.

	Successor		Predecessor
(Dollars in millions)	Nine Months Ended	For The Period November 4, 2010 (inception) to	Six Months Ended
	June 30, 2012	June 30, 2011	March 31, 2011
Net cash provided by/(used in) operating activities	$43.6	$(63.4)	$15.2

Net cash used in investing activities	(18.2)	(981.4)	(2.1)

Net cash provided by/(used in) financing activities	(7.5)	1,110.9	(13.1)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	0.7	—
Increase in cash and cash equivalents	15.6	66.8	—
Cash and cash equivalents at beginning of period	45.0	—	—

Cash and cash equivalents at end of period	$60.6	$66.8	$—

Major Categories of Cash Flows

Nine Month Period Ended June 30, 2012 (Successor) Compared with Period November 4, 2010 (inception) to June 30, 2011 (Successor)

Cash flows from operations

Net cash provided by operating activities for the nine months ended June 30, 2012 was $43.6 million and was comprised of $1.8 million in net income plus non-cash expenses of $38.9 million. Cash provided by changes in accounts payable and other accrued expenses was $46.9 million and changes in other operating assets and liabilities totaled $4.8 million. Operating cash flows were adversely affected by approximately $48.8 million due to decreases in accounts and notes receivable of $32.8 million, inventories of $8.1 million and other current assets of $7.9 million. For the period from November 4, 2010 (inception) to June 30, 2011, operations used $63.4 million in cash. The cash used was primarily comprised of a net loss of $66.3 million and non cash expenses of $13.3 million with decreases in accounts and notes receivable and inventories using $19.0 million and $30.2 million, respectively, while increases in accounts payable and accrued expenses provided $16.8 million. Decreases in other assets and other operating assets and liabilities provided an additional $22.0 million. Working capital for the nine months ended June 30, 2012 improved by $41.8 million compared to the period from November 4, 2010 (inception) to June 30, 2011, as days receivable was reduced by two days and inventory days was reduced by three. Over the same period, inventory dropped $48.5 million due to the reduced pricing of goods in a deflationary environment and effective management of inventory levels.

Cash flows from investing activities

Investing activities used $18.2 million of cash for the nine months ended June 30, 2012, primarily for information technology as we continue to build capabilities and ensure business continuity as we transition out of the information technology services provided by Ashland under the TSA. During the period from November 4, 2010 to June 30, 2011, net cash used by investing activities was $981.4 million with $2.4 million in capital expenditures and $979.0 million paid as consideration in the Ashland Distribution Acquisition.

Cash flows from financing activities

Financing activities used $7.5 million of cash for the nine months ended June 30, 2012, principally due to net draws on our ABL Facility of $3.5 million, member distributions of $11.4 million for tax payments and net proceeds from issuance and repurchase of membership interests of $0.5 million. During the period from November 4, 2010 to June 30, 2011, financing activities provided $1,110.9 million in cash, principally from the issuance of debt and the related issuance costs in conjunction with the Ashland Distribution Acquisition and $451.0 million in Class A member interests.

Nine Month Period Ended June 30, 2012 (Successor) Compared with Six Month Period Ended March 31, 2011 (Predecessor)

Cash flows from operations

Successor: Net cash provided by operating activities for the nine months ended June 30, 2012 was $43.6 million and was comprised of $1.8 million in net income plus non-cash expenses of $38.9 million. Cash provided by changes in accounts payable and other accrued expenses was $46.9 million and cash provided by changes in other operating assets and liabilities totaled $4.8 million. Operating cash flows were adversely affected by approximately $48.8 million due to increases in accounts and notes receivable of $32.8 million, inventories of $8.1 million and other current assets of $7.9 million.

Predecessor: Net cash provided by operating activities for the six months ended March 31, 2011 was $15.2 million. The cash was provided primarily from net income of $25.9 million plus non-cash depreciation and amortization expense of $14.2 million and other non-cash items of $2.7 million. These cash flows were partially offset by changes in working capital accounts, which used $27.6 million in cash.

Cash flows from investing activities

Successor: Investing activities used $18.2 million of cash for the nine months ended June 30, 2012, primarily for information technology as we continue to build capabilities and ensure business continuity as we transition out of the information technology services provided by Ashland under the TSA.

Predecessor: During the six month period ended March 31, 2011, investing activities used $2.1 million of cash, principally due to $2.9 million in purchases of transportation equipment, which was partially offset by proceeds from sales of used equipment of $0.8 million.

Cash flows from financing activities

Successor: Financing activities used $7.5 million of cash for the nine months ended June 30, 2012, principally due to net draws on debt of $3.5 million, member distributions of $11.4 million for tax payments and net proceeds from issuance and repurchase of membership interests of $0.5 million.

Predecessor: The financing activities of the Distribution Business related solely to the sweep of the Distribution Business’s cash balances or the funding of cash requirements by Ashland. During the six months ended March 31, 2011, Ashland funded $13.1 million of cash requirements for the Distribution Business.

Contractual Obligations and Commitments

	Payments Due by Period (Dollars in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$3.4	$6.5	$167.4	$479.7	$657.0
Estimated interest payments (b)	36.4	72.4	69.0	16.6	194.4
Operating lease obligations (c)	11.6	19.6	6.4	7.3	44.9
Purchase obligations (d)	1.8	—	—	—	1.8
Other long-term obligations (e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet, including pension liabilities (f)	—	—	—	0.8	0.8
Definitive agreement to form a joint venture with the management team of Beijing PlasChem (g)	57.5	—	—	—	57.5

Total	$113.7	$104.5	$248.8	$504.4	$971.4

(a)	Long-term obligations include: (i) the payment of our $175.0 million notes at maturity, (ii) the payment of $160.9 million in outstanding principal (as of June 30, 2012) under our ABL Facility, (iii) payment of $320.9 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.

(b)	Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of June 30, 2012 held constant to maturity.

(c)	Operating lease obligations represent payments for a variety of facilities and equipment under operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment. This includes facilities leased under the TSA with Ashland.

(d)	Purchase obligations represent estimated obligation costs to relocate employees or locate new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in the first fiscal quarter in 2013, although it is not practicable to establish definite completion dates for each employee’s relocation.

(e)	Other long term obligations are recurring minimum fees paid to TPG for services under our management services agreement with TPG. TPG is paid a quarterly management fee in connection with providing management services. The management fee has a minimum amount defined as $750 thousand per quarter and a potential additional amount equal to 2.0% of the Adjusted EBITDA as defined in the management services agreement for the immediate preceding fiscal quarter minus $750 thousand. This is known as a “percentage fee” in addition to the minimum management fee of $750 thousand, and is payable as soon as practicable following Adjusted EBITDA determination. The amounts reflect the minimum annual fee of $3.0 million per year for the next five years.

(f)	Liabilities under the non-U.S. pension plans transferred to us by operation of law in connection with the Ashland Distribution Acquisition.

(g)	Amount represents required funding under our definitive agreements to form a joint venture with the shareholders of Beijing PlasChem. See note 15 to our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2012.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (the “Update”). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. While we have intangible assets other than goodwill, they are all amortized as definite lived intangible assets. Therefore, this new standard does not apply to us.

In September 2011, the FASB issued ASU No. 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in Multiemployer Plan.” These amendments require an employer to provide additional quantitative and qualitative disclosures that provide users with more detailed information about an employer’s involvement in multiemployer pension plan(s). The disclosures include, among other things, the plan name(s) and identifying number(s), the employer’s contributions to the plan(s), the financial health of the plan(s) and nature of the employer commitments to the plan(s). We will be required to adopt these amendments for our annual fiscal year ending September 30, 2012, although early adoption is permitted. The adoption of these amendments requires enhanced disclosure of the Predecessor financial information and will not impact our financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (“Topic 820”) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” These amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. We adopted these amendments in the second quarter of our fiscal year ending September 30, 2012. The adoption of these amendments did not have an impact on our results of operations, financial condition or cash flows.

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

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At June 30, 2012, our interest rates swaps are in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate which was a weighted average rate of 3.30% at June 30, 2012. For each $100.0 million drawn on the ABL facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate which was 5.0% at June 30, 2012. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $3.2 million increase in annual interest expense.

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

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally recognized in income when the interest expense on the hedged item is recognized. During the three and nine months ended June 30, 2012, we recognized a realized loss on the interest rate swaps of $0.1 million and $0.3 million, respectively, which was recorded in interest expense. During the three and nine months ended June 30, 2012, we recorded an unrealized loss on the interest rate swaps of $1.0 million and $1.6 million, respectively, which was recorded in other comprehensive income. As of June 30, 2012, approximately $0.7 million in unrealized losses are expected to be realized within the next twelve months.

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

Where practical, we attempt to minimize foreign currency risk operationally by matching revenues and expenses in the same currency, and matching assets and liabilities in the same currency, as well as keeping inventory at optimal levels in order to minimize foreign exchange exposure while continuing to meet customer demand. For the three months and nine months ended June 30, 2012 we recognized a foreign exchange loss of $0.2 million and a gain of $0.1 million respectively. We currently do not utilize financial derivatives to manage our foreign currency risk but we will continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may utilize financial derivatives from time to time to mitigate losses associated with these risks. We do not currently, and do not intend to, engage in the practice of trading currency derivatives for speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the NLRB, alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the underfunded union-affiliated multi-employer pension plan in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. The administrative law judge has not yet issued a ruling. In each case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the underfunded union-affiliated multi-employer pension plan in which the employees participated as employees of the Distribution Business. Neither case includes a request for a specific dollar amount of damages in the applicable claims. We intend to vigorously challenge these allegations, however, no assurances can be given to the outcome of these pending complaints. Regardless, we do not believe these cases could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

During the three month period ended June 30, 2012, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Pursuant to Subscription Agreements dated May 5, May 14 and June 4, 2012 between Nexeo Solutions Holdings, LLC and certain members of management, those persons subscribed to purchase 365,000 Series A Units in exchange for a cash payment of $365,000.

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

Nexeo Solutions Holdings, LLC,

August 13, 2012	/s/ Ross J. Crane
(Date)	Ross J, Crane
Executive Vice President, Chief Financial Officer and Assistant Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Formation of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.2	Certificate of Amendment of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	First Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	Second Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Filed herewith.
††	Furnished herewith.
*	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.