Form 10-K
period 2012-09-30
Nexeo Solutions Holdings, LLC
filed 2012-12-19
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-179870-02

Nexeo Solutions Holdings, LLC

(Exact name of registrant as specified in its charter)

Delaware	27-4328755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9303 New Trails, Suite 400 The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)

(281) 297-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 299.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The equity interests of the registrant are not publicly held. At December 17, 2012, the registrant’s common equity consisted of membership interests, 99.4% of which was held by TPG Accolade, L.P., and the remainder of which was held by management of Nexeo Solutions Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

CERTAIN TERMS USED IN THIS FORM 10-K

The terms “Nexeo Solutions Holdings,” “the Company,” “Successor,” “we,” “us,” “our,” and similar terms in this report refer to Nexeo Solutions Holdings, LLC and its consolidated subsidiaries. The term “Holdings” refers only to Nexeo Solutions Holdings, LLC, a Delaware limited liability company that owns 100% of the issued and outstanding capital stock of Nexeo Solutions, LLC, a Delaware limited liability company. Holdings has no significant assets or operations other than its ownership of Nexeo Solutions, LLC. The operations of Nexeo Solutions, LLC and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

All references to the “notes” refer to our 8.375% Senior Subordinated Notes due 2018.

References to “Ashland” refer to Ashland, Inc. and its affiliates. References to the “Distribution Business” and “Predecessor” refer to the global distribution business we purchased from Ashland on March 31, 2011, which is referred to as the “Ashland Distribution Acquisition.” The Ashland Distribution Acquisition and related financing transactions, including the issuance and sale of equity of Holdings to TPG (as defined below) and co-investors, the issuance and sale of the outstanding notes and the borrowings under our Credit Facilities (as defined below), are referred to as the “Transactions.”

References to “TPG” refer to certain investment funds controlled by affiliates of TPG Capital, L.P. and certain affiliates of those investment funds.

References to the “ABL Facility” refer to our asset-based revolving credit facility that provides up to $500.0 million through a U.S. tranche and a Canadian tranche of up to $40.0 million in Canadian dollars, references to the “Term Loan Facility” refer to our six and a half year term loan credit facility, and references to the “Credit Facilities” refer to the ABL Facility and the Term Loan Facility, collectively.

FINANCIAL INFORMATION, CURRENCIES AND GEOGRAPHIES

Unless the context otherwise requires, the financial information presented in this Annual Report on Form
10-K (this “Form 10-K”) is the financial information of Holdings on a consolidated basis together with its subsidiaries.

References in this Form 10-K to “RMB” refer to Chinese Renminbi, references to “CDN” refer to Canadian dollars and references to “dollars,” “$” or any other dollar amounts refer to U.S. dollars.

Geographic references to “EMEA” refer to countries in Europe, the Middle East and Africa on a combined basis.

TRADEMARKS AND TRADE NAMES

We own or have rights to various trademarks, service marks, and trade names that we use in connection with the operation of our business. This Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Third party trademarks, services marks, trade names or products used or displayed in this Form 10-K belong to the holders and are not intended to, and do not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Form 10-K may appear without the ®, TM or SM symbols, but these references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our right or the right of the applicable licensor to these trademarks, service marks and trade names.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “could,” “would” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Unless otherwise indicated or the context otherwise requires, comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our and our Predecessor’s historical experience and our present expectations or projections.

Our future results will depend upon various other risks and uncertainties, including those described in “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

iii

PART I

Item 1. Business

Company Overview

We are a global distributor of chemicals, plastics, and composite raw materials primarily in North America and in over 70 countries worldwide. We also provide transportation and logistics services for waste disposal in North America through our environmental services business. We offer our customers over 27,000 products used in a broad cross section of industries, including construction, chemicals manufacturing, energy, paints and coatings, transportation, retail, medical, marine, and personal care. We distribute these products through over 160 owned, leased or third party warehouses, rail, barge and tank terminals in North America, EMEA and Asia. Our services include customized product mixing and blending, a dedicated stocking program, technical support and dedicated laboratory testing services. We connect a network of over 1,100 suppliers with a diverse base of more than 27,000 customers. At September 30, 2012, we had 556 sales employees situated in North America, EMEA and Asia, including technical support, field management and corporate account managers to assist our customers in the selection and application of commodity and specialty products for their end products and processes.

Our diverse array of products and end markets served allows us to offer many of our customers a one-stop-shop resource for their chemicals, plastics and composite raw material needs. Our supplier relationships enable us to source many different types of chemicals and plastics products. For customers with multiple processing locations, our centralized business model helps ensure consistency of product offerings across the markets we serve and may offer a single point of contact for that customer’s needs. Our services and our full line card allow us to meet the demand for product customization, saving customers on transaction and transportation costs and allowing many of our customers to rely on a single shipment and supplier for their diverse product requirements.

We believe we provide a compelling value proposition to suppliers. We serve as an aggregator of customer demand, enabling us to act as a single bulk buyer of the supplier’s products. We act as an extension of a supplier’s sales force by representing their brands and providing technical support to customers, particularly those that are small and mid-sized. We also provide value to suppliers by distributing to larger customers and have implemented a corporate accounts program to solidify those key customer relationships through enhanced efficiency and customer service levels. In addition to distributing products throughout our global network, we provide our larger suppliers with accurate, quarterly customer demand forecasting and visibility into the marketing and distribution of their products with a single point of contact. These services allow suppliers to appropriately calibrate production and better manage their working capital. Our service model allows suppliers to reduce time and resources spent on distribution, while focusing on optimizing manufacturing operations and critical business development activities.

Company History

Nexeo Solutions, LLC is a Delaware limited liability company formed on November 4, 2010. We were formed for the purpose of acquiring the global distribution business of Ashland and certain of its affiliates in the Ashland Distribution Acquisition. Prior to the Ashland Distribution Acquisition, the Distribution Business was a separate reportable segment of Ashland.

On March 31, 2011, we acquired the Distribution Business from Ashland for an aggregate purchase price of $972.4 million. The aggregate liabilities assumed in connection with the Ashland Distribution Acquisition totaled $407.4 million, and the aggregate transaction costs incurred with the Ashland Distribution Acquisition were $103.2 million, including capitalized debt issuance costs of $35.0 million. We financed the Ashland Distribution Acquisition and related transaction costs with $652.0 million in aggregate principle of debt financing as well as $451.0 million in common equity capital.

Our centralized business model, extensive distribution network and strong management processes help manage the logistical complexity surrounding the sales and procurement activities across industries. In addition, we have leading market positions with numerous chemicals and plastics producers, which provide our customers access to a diversified product offering to meet their customers’ needs. Our leading market position comes from long-standing relationships with major global suppliers, a strong global footprint and an attractive customer base. We also have an experienced management team with deep knowledge of the industry.

We have implemented strategies and invested significantly to build upon our strengths, including focusing on attractive end markets, creating industry-leading sales capability, transitioning to market-based pricing, expanding geographically and providing tools to our sales team to enhance their effectiveness.

Recent Developments

China Joint Venture

On September 5, 2012, we formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem Trading Co, Ltd (“Beijing Plaschem”). Following our initial investment of RMB 96.0 million (approximately $15.1 million), we own 60% of the joint venture. We consolidated the assets of the joint venture at September 30, 2012, consisting primarily of cash, and reflected the 40% we do not own as a contingently redeemable noncontrolling interest (see discussion below). During October 2012, we funded three loans to the joint venture, totaling $50.0 million. We funded our equity contribution and the loans to the joint venture, in part, with a $50.0 million equity investment from TPG completed in September 2012 with the remaining portion funded with a combination of operating cash flow and additional borrowings under our ABL Facility.

On November 1, 2012, Nexeo Plaschem acquired all of Beijing Plaschem’s operations, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364.0 million (approximately $57.9 million) and a note payable of approximately RMB 166.1 million (approximately $26.4 million). The note payable is subject to certain working capital adjustments and is payable in installments through the third fiscal quarter of 2013. We have not finalized the purchase accounting for the acquisition of the Beijing Plaschem’s operations and expect that most of the purchase price will be allocated to inventory, purchased intangible assets with finite lives and goodwill. The acquisition of Beijing Plaschem’s operations by Nexeo Plaschem expands the Company’s reach into China.

We have the opportunity, and in certain situations the obligation, to acquire the remaining 40% of the joint venture from the shareholders of Beijing Plaschem in several steps for cash up to approximately RMB 650 million (approximately $103.1 million at September 30, 2012), if certain conditions are met. The shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to us after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to approximately RMB 500 million (approximately $79.3 million at September 30, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of 2013. At September 30, 2012, none of the required conditions that could trigger the exercise of these rights and obligations have been met.

Debt Amendments

Effective October 16, 2012, we amended certain terms of the Term Loan Facility and the ABL Facility and borrowed an additional $175.0 million on the Term Loan Facility. The proceeds were used to pay off outstanding amounts under the ABL Facility, to pay fees and expenses related to the transactions and for general corporate purposes. Effective November 29, 2012, the Term Loan Facility terms were further revised such that the initial Excess Cash Flow (as defined in the agreement) mandatory prepayment, if required, occurs after the fiscal year ended September 30, 2013 in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013.

Segment Overview

We operate through four lines of business, or operating segments: Chemicals, Plastics, Composites and Environmental Services. Our Chemicals and Plastics lines of business are reportable segments. Each line of business services different sets of customers operating in a separate array of end markets.

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users, primarily in North America. Markets served include the paint and coating, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, energy, lubricants and paper industries.

Plastics. Our Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a very broad product line of prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. Our Plastics segment sells plastic resins and compounds in railcar, bulk truck, truckload boxes and less-than-truckload quantities. Key markets served include the automotive and medical industries in North America.

Composites. Our Composites line of business supplies mixed truckload and less-than-truckload quantities of polyester and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the corrosion, marine, building and construction, cast polymer and other specialty reinforcement markets in North America.

Environmental Services. Our Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services in North America, primarily in the United States. These environmental services are offered through a network of distribution centers, including several transfer facilities that have been fully permitted by the United States Environmental Protection Agency and state environmental agencies.

The table below provides a summary of the proportional revenue contributions from our Chemicals, Plastics, Composites and Environmental Services lines of business and our primary geographic markets over the last three years, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale. It was not practical to provide a summary of the revenue contributions of our primary geographic markets based on external customer location. The substantial majority of our sales to customers in the geographic markets described below are made by entities located within the applicable geographic market.

	Successor		Predecessor
	Fiscal Year Ended September 30, 2012	For the Period from November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011	Fiscal Year Ended September 30, 2010
Chemicals	46.5%	46.6%	44.3%	46.5%
Plastics	42.3%	42.4%	44.5%	41.6%
Composites	8.5%	8.5%	8.3%	8.8%
Environmental Services	2.7%	2.5%	2.9%	3.1%

Total	100.0%	100.0%	100.0%	100.0%
North America	86.1%	85.4%	84.7%	86.7%
EMEA	13.7%	14.5%	15.1%	13.1%
Asia	0.2%	0.1%	0.2%	0.2%

Total	100.0%	100.0%	100.0%	100.0%

Our lines of business leverage the same infrastructure, distribution networks, information technology and operational processes, but are differentiated by the products they distribute, their geographic footprints and their distinct customer and supplier relationships. See Note 18 to our consolidated financial statements for the periods ended September 30, 2012 and September 30, 2011 (Successor) and March 31, 2011 and September 30, 2010 (Predecessor) for additional financial information with respect to our reportable segments.

	Chemicals	Plastics	Composites	Environmental Services
2012 Financial and Operating Metrics	% of Sales: 46.5% Approximate Customers: 11,400	% of Sales: 42.3% Approximate Customers: 10,900	% of Sales: 8.5% Approximate Customers: 2,600	% of Sales: 2.7% Approximate Customers: 2,700

Key Products	• Alcohols • Blends • Esthers • Glycols • Hydrocarbons • Ketones • Resins • Silicones • Surfactants	• Engineered Thermoplastics • Polyolefins (including Polypropylene) • Specialty Thermoplastics • Styrenics	• Gelcoats • Resins • Fiberglass • Catalysts	• Integrated Resource Management • Non-Hazardous and Hazardous Landfill • Non-Hazardous Wastewater Treatment • Recycling

	Chemicals	Plastics	Composites	Environmental Services
Key End Markets	• Adhesives • Automotive • Energy • Industrial and Institutional Compounding • Inks and Printing • Lubricants • Paint and Coating • Paper • Personal Care • Polymer • Rubber	• Automotive • Medical • Building & Construction • Recreational • Lawn & Garden	• Building and Construction • Cast Polymer • Corrosion • Marine • Specialty Reinforcement • Transportation / Auto • Marine • Marble / Onyx	• Automotive / Transportation • Non-Hazardous Landfill • Hazardous Landfill • Non-Hazardous Wastewater Treatment
Representative Suppliers	• Dow Chemical, Methanex	• LyondellBasell, SABIC IP	• Ashland, Owens Corning	• PCI, Veolia

In each of the past three fiscal years, there was only one product accounting for over 10.0% of our consolidated net revenue. Polypropylene accounted for 14.8%, 15.8% and 14.4% of total consolidated net revenue for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Supplier Relationships

We source chemicals, plastics and composites from a wide array of suppliers, including many leading global integrated chemicals and plastics producers. We generally purchase and take possession of these products and we then resell and deliver them to our customers. While our top ten suppliers fulfill approximately 45.5% of total product procured by value, we source from over 1,100 suppliers, more than 900 from which we purchase less than $1.0 million in product annually. We maintain multiple sourcing options for most key products that we distribute, to help ensure supply continuity and competitive pricing for our customers. We believe the depth of our supplier base ensures that we are able to satisfy the needs of all of our customers in all of our key geographic regions.

Each of our distribution lines of businesses generally source products from distinct sets of suppliers, as described below.

•

Chemicals. We source our chemicals from many suppliers, including several of the largest global chemical companies such as Dow Chemical, Dow Corning, Eastman Chemical, LyondellBasell and Methanex. For the fiscal year ended September 30, 2012, our ten largest suppliers by value supplied us with approximately 56.9% of the chemical products we distributed.

•

Plastics. Our plastics suppliers include several of the largest global chemical companies and plastics producers, such as BASF, Borealis, LyondellBasell, Braskem and SABIC IP. For the fiscal year ended September 30, 2012, our ten principal suppliers accounted for approximately 79.1% by value of the plastic products we distributed.

•

Composites. Ashland has been our largest single supplier of composites since April 1, 2011. Ashland accounted for 48.7% by value of the composites we distributed for the year ended September 30, 2012. Other key suppliers include Owens Corning and Reichhold. For the fiscal year ended September 30, 2012, our ten principal suppliers accounted for approximately 85.6% by value of the composites we distributed.

In developing supplier relationships, we evaluate prospective suppliers to determine the value they can bring to the supply chain. Suppliers must manufacture products that fall within our end-market focus and provide good prospects for healthy demand. Our key suppliers must also demonstrate a proven track record of reliability and commitment to invest in their businesses, as well as low-cost positioning.

We believe we provide value to suppliers in numerous ways, including the following:

•	We serve as an aggregator of customer demand, enabling us to act as a single bulk buyer of the suppliers’ products;

•

We act as an extension of suppliers’ sales force by representing their brands and providing technical support to customers, particularly those that are small and mid-sized, as well as larger customers through our corporate accounts program; and

•	We provide accurate, quarterly customer demand forecasting and visibility into the marketing and distribution of the suppliers’ products.

Product Management and Purchasing

Our supplier relationships are managed primarily by our product management and purchasing departments. Our product management department, which is led by a director of product management for each of our Chemicals, Plastics and Composites line of business, is focused on maintaining overall relationships with suppliers. Each director is supported by a team of product managers, who are responsible for monitoring existing product lines and trends, and analyzing potential new products. These product management teams work in close coordination with our sales and marketing teams, which allows them to quickly identify customer buying and demand trends.

Our purchasing department is responsible for executing purchase orders from suppliers. Our enterprise resource planning (ERP) system provides a centralized control platform throughout the entire supply chain, enabling the purchase department to optimize decisions. See “—Information Technology.”

Contracts

Our supply agreements allow for flexibility, which helps ensure product availability and our ability to set the specific terms of any purchase in accordance with prevailing market conditions. The agreements commonly provide general terms and conditions and describe volume expectations, pricing, price change mechanisms and guidelines for conflict resolution. Purchase prices are generally market-based and fluctuate in accordance with the costs of the relevant raw materials. We do not usually enter into non-terminable “take or pay” or other requirements contracts.

Global Distribution Channels

We are organized around the philosophy that key operating processes, such as demand forecasting, purchasing and supplier selection, can be optimized for cost and efficiency when concentrated in a centralized business model. Accordingly, we operate our distribution network by processing large volumes of inventory at our main regional hubs and shipping them to smaller local warehouses on a demand-driven basis, from where they are delivered to customers. Products are often transported to smaller customers in mixed truckloads or less-than-truckload volumes. We believe this “hub-and-spoke” model is beneficial to both us and our customers, as it enables us to efficiently aggregate customer demand, thereby allowing us to match a large number of suppliers and customers at minimal expense. This system also supports our economies of scale, which is a key driver of our profitability, as the aggregation of inventory at the “hubs” reduces inventory costs in the procurement process, and permits fleet optimization and efficient route planning through shipment consolidation and frequent deliveries to the “spokes.”

Facilities

Our facilities are strategically placed to optimize route density in an effort to balance high quality customer service with execution costs. In North America, we operate 21 hub facilities and 37 other small and medium-sized facilities, which often receive stock that has been transferred through our hub facilities. We classify a facility as a “hub facility” if it averages at least ten million pounds per month of throughput. We classify a facility as small or medium-sized based on factors such as throughput, the complexity of the operations at the site and the importance of the facility in our distribution network.

In EMEA, we operate through 15 third party operated warehouses, one leased warehouse and eight sales offices in connection with our international plastics business. These warehouses serve more than 4,500 customers and are located across EMEA.

The following table lists each of the distribution facilities that we operate worldwide. The table indicates whether the facility is owned or leased by us. The table does not include third party operated facilities, such as the majority of our distribution facilities in EMEA. We classify a facility as a “bulk facility” if it is engaged in delivering goods in bulk to our customers.

Distribution Facilities as of September 30, 2012

North American Facilities	Facility Type	Owned/Leased	Line of Business
Birmingham, Alabama	Bulk/Warehouse	Owned	All
Mobile, Alabama	Bulk/Warehouse	Owned	All
Edmonton, Alberta	Bulk/Warehouse	Owned	All
Chandler, Arizona	Bulk/Warehouse	Owned	All
Richmond, British Columbia	Warehouse	Leased	All
Carson, California	Bulk/Warehouse	Leased	All
Fairfield, California	Bulk/Warehouse	Owned	All
Fairfield, California	Warehouse	Leased	Chemicals, Plastics and Composites
Fontana, California	Bulk/Warehouse	Leased	Chemicals, Plastics and Composites
Denver, Colorado	Bulk/Warehouse	Owned	All
Miami, Florida	Bulk/Warehouse	Owned	All
Tampa, Florida	Bulk/Warehouse	Owned	All
Doraville, Georgia	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Savannah, Georgia	Bulk/Warehouse	Owned	All
Elkhart, Indiana	Warehouse	Leased	All
Franklin Park, Illinois	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Northlake, Illinois	Warehouse	Leased	Chemicals, Plastics and Composites
Willow Springs, Illinois	Bulk/Warehouse	Owned	All
Kansas City, Kansas	Bulk/Warehouse	Owned	All
Kansas City, Kansas	Bulk/Warehouse	Leased	Plastics
Louisville, Kentucky	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Baton Rouge, Louisiana	Bulk/Warehouse	Owned	All
Winnipeg, Manitoba	Warehouse	Owned	All
Tewksbury, Massachusetts	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Lansing, Michigan	Bulk/Warehouse	Owned	All
Warren, Michigan	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Saint Paul, Minnesota	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Shakopee, Minnesota	Bulk/Warehouse	Owned	All
Saint Louis, Missouri	Bulk/Warehouse	Owned	All
Carteret, New Jersey	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Charlotte, North Carolina	Bulk/Warehouse	Owned	All
Bedford, Nova Scotia	Warehouse	Owned	All
Binghamton, New York	Warehouse	Owned	ES
Tonawanda, New York	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Columbus, Ohio	Bulk/Warehouse	Owned	Chemicals
Dayton, Ohio	Warehouse	Owned	ES
Evendale, Ohio	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Grove City, Ohio	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Twinsburg, Ohio	Bulk/Warehouse	Owned	Chemicals, Composites and ES
Twinsburg, Ohio	Warehouse	Leased	Chemicals, Plastics and Composites
Tulsa, Oklahoma	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Mississauga, Ontario	Bulk/Warehouse	Leased	All
Freedom, Pennsylvania	Warehouse	Owned	All
Morrisville, Pennsylvania	Bulk/Warehouse	Owned	All
Catano, Puerto Rico	Warehouse	Owned	All
Catano, Puerto Rico	Warehouse	Leased	Plastics
Anderson, South Carolina	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Columbia, South Carolina	Bulk/Warehouse	Owned	All
Knoxville, Tennessee	Bulk/Warehouse	Owned	All
Memphis, Tennessee	Bulk/Warehouse	Owned	All

North American Facilities	Facility Type	Owned/Leased	Line of Business
Nashville, Tennessee	Bulk/Warehouse	Owned	All
Nashville, Tennessee	Warehouse	Leased	Chemicals, Plastics and Composites
Garland, Texas	Bulk/Warehouse	Owned	All
Houston, Texas	Bulk/Warehouse	Owned	All
Midland, Texas	Bulk/Warehouse	Owned	All
Menasha, Wisconsin	Bulk/Warehouse	Owned	All
Clearfield, Utah	Bulk/Warehouse	Leased	All

EMEA Facilities
Sant Just Desvern, Spain	Warehouse	Leased	Plastics

Our principal executive offices are located in The Woodlands, Texas. We believe that our facilities are adequate for our current operations and, if necessary, can be replaced with little disruption.

On November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing our Chemical business. There were no injuries to personnel as a result of the fire. We are currently investigating the cause of the fire and we are in the process of assessing damages and potential insurance coverage.

Private Fleet

Transportation of products to and from customers and suppliers is a fundamental component of our business. Our distribution service relies on our private fleet of trucks, tankers and trailers for approximately 63.4% of deliveries from our warehouses to our customers, and on common carriers for the remainder.

As of September 30, 2012, our private fleet consisted of more than 370 tractors and straight trucks and 630 tanks and trailers that can carry solid, bulk and liquid materials. The following chart illustrates the characteristics of our fleet, including the average age of each class of vehicles, and the transport capacity.

Private Fleet Characteristics as of September 30, 2012

Vehicle Type	Number Owned	Average Age	Average Transport Capacity (lbs)
Tractors and Straight Trucks	376	7 years	80,000
Bulk Liquid Tankers	267	21 years	42,000
Van Trailers	360	8 years	45,000
Dry Bulk Trailers	4	12 years	45,000

We believe our private fleet provides us with a competitive advantage over many of our competitors. Our fleet permits us to meet our customers’ demand and reduce their inventory risk through “just-in-time” delivery. Moreover, our ability to service our clients’ needs without regard to the commercial transportation market provides reliability of service to customers, especially during periods of undersupply, such as in the present period in which we believe the distribution industry is faced with a transportation supply/demand imbalance.

Direct Supply

In certain circumstances, we deliver full truckloads or large quantities of commodity products directly from a supplier to a customer, and provide sourcing and supply chain support in connection with the delivery. For the year ended September 30, 2012, this service accounted for 19.0% of sales and 22.5% of gross profit.

Direct supply sales mainly arise when a supplier’s production schedule and delivery window align with a customer’s product needs, and when direct shipment is optimal for our route management. Although the products move directly from supplier to customer, we remain the only point of contact for both customers and suppliers, and generally take ownership of the products during the direct supply process, bearing the risk of loss during transportation of the products.

Sales and Marketing

For the year ended September 30, 2012, we had more than 27,000 customers from a broad range of end markets, including construction, chemicals manufacturing, paints and coatings, transportation, retail, medical, marine, and personal care, resulting in more than 520,000 orders for more than 27,000 products. We have developed a large sales and marketing organization with an expansive scope of sales coverage to ensure we can service such an extensive and diverse customer base.

As of September 30, 2012, our sales team consisted of approximately 556 sales staff situated throughout North America, EMEA and Asia, including customer-facing personnel, such as technical support and corporate account managers, located in local markets. The majority of our sales personnel are based in North America, while 81 sales representatives are based in EMEA and eight are positioned in Asia.

Our sales force compensation and incentive structure is designed to ensure alignment between the goals of the sales representatives and those of our overall business. All sales representatives earn a fixed base salary and meaningful variable rewards based on performance. We believe sales force compensation alignment is a key driver of our business’s success.

In connection with the completion of the Ashland Distribution Acquisition, we entered into a distributor agreement with Ashland, pursuant to which we act as the non-exclusive distributor of certain Ashland products within North America.

Customer Pricing Processes

We use data-driven pricing strategies, which enable our product managers to determine product pricing through the use of systems and tools that provide a view on relative market pricing nationally and unit gross margins for each opportunity. Product managers, whose main responsibility is to develop and build supplier relationships, also develop a broad understanding of suppliers’ product offerings and the market’s needs. We have empowered these managers with pricing decisions and they work closely with sales to structure pricing to provide an optimal balance of price and volume to maximize profitability. The following is a description of our customers by line of business:

•

Chemicals. Our Chemicals customer base is very diverse and ranges from the largest global chemical companies to smaller regional, private companies, with no single customer accounting for more than 2.0% of chemicals sales for the year ended September 30, 2012, and our five largest customers by value represented less than 4.0% of Chemicals sales during the same period.

•

Plastics. Our Plastics customer base is diverse, serving all markets, especially the medical and automotive industries. No single Plastics customer accounts for more than 1.0% of Plastics sales for the year ended September 30, 2012, and our five largest customers by value represented less than 3.0% of Plastics sales during the same period.

•

Composites. The customer base for Composites includes customers in the corrosion, marine, building and construction, cast polymers and other specialty reinforcement industries. No single composites distribution business customer accounts for more than 4% of Composites sales for the year ended September 30, 2012, and our five largest customers by value represented approximately 12.0% of Composites sales during the same period.

•

Environmental Services. The customer base for Environmental Services line of business, which includes customers who generate hazardous and non-hazardous waste in North America, is diversified with the five largest customers accounting for less than 14.0% of Environmental Services sales for the year ended September 30, 2012. No single Environmental Services customer accounts for more than 4.0% of Environmental Services sales for the year ended September 30, 2012.

Our customer contracts for the sale of chemicals, plastics and composites are generally framework agreements that do not provide for an obligation to buy. We use the agreements to define the general terms and conditions of sale and set volume expectations, pricing and price change mechanisms. The final terms of sale for each purchase are negotiated at the time of sale. Our customer contracts for the provision of environmental services are generally framework agreements pursuant to which we provide environmental services from time to time, with fees agreed at the time the service is provided. These contracts are generally terminable by either party with or without cause upon 30 days’ notice.

Value-Added Services

In addition to our products, we provide a range of services, including mixing and blending according to specific customer requirements, formulating, repackaging from large to small quantities, vendor inventory management and formulating and technical support. Each of our owned and leased facilities offers a mix of services to meet the needs of the customers it serves.

Two of the principal services we offer are repackaging and blending. Our hub facilities handle large quantities of supplies, usually receiving shipments by railcar or tank truck. Bulk deliveries are often repackaged into smaller containers, such as gaylords and drums, which are in turn delivered to customers by truck. Our blending capabilities include buying in bulk from our large base of national suppliers, lab testing for product customization and blending of numerous products to meet customer specifications. We believe these value-added services are important to maintain competitiveness in our highly fragmented market and for achieving scale benefits.

Information Technology

Information technology is an important component of our business. Highly sophisticated systems are needed to facilitate the volume of customer orders, global sourcing, customer relations, distribution-related logistics, risk management control and financial reporting. At the close of the Ashland Distribution Acquisition, Ashland provided us, at our own expense, with a copy of their company-wide ERP system so that we could effectively manage the complexity of the Distribution Business. Additionally, Ashland agreed to provide support of our ERP system and other applications for a period of three years. As of September 30, 2012, however, we have completed our transition from Ashland and are now operating our IT applications and infrastructure independent from Ashland.

We believe the advanced data gathering and analysis capabilities of the ERP system and the efficiencies they provide enable us to operate flexibly and create significant efficiencies across the supply chain. Our ERP system also provides advanced volume forecasting, enabling us to accurately forecast rolling weekly volumes, anticipate demand shift fluctuations, and quickly respond to rapidly changing customer needs. This capability helps our suppliers by providing reliable and accurate demand forecasts that result in improved efficiency, flexibility and faster execution. These daily forecasts also translate into better pricing as they allow for optimization of production schedules.

We have several web-based capabilities to manage order processing. Through our websites, customers can place orders, check pricing and run reports on products purchased. Orders are processed daily by the customer service group and, upon an order being entered into the ERP system, it is tracked through purchasing, pickup, storage and delivery. Each order is assigned a unique purchase order number that enables the network planning group to effectively track processing and delivery.

Working Capital

Our chemicals, plastics and composites distribution businesses generally require significant working capital to purchase chemicals, plastics and composites from suppliers and sell those materials to end customers. We believe that distributors of chemicals, plastics and composites typically manage working capital by focusing on terms of purchase and sale, collection efforts and inventory management.

As discussed above under “—Information Technology,” we manage working capital by utilizing our ERP system, which provides advanced volume forecasting enabling us to accurately forecast rolling weekly volumes, anticipate demand shift fluctuations and quickly respond to rapidly changing customer needs. This centralized control platform, combined with our product management department as further described in “—Supplier Relationships—Product Management and Purchasing,” enable us to efficiently manage working capital. We further manage working capital by focusing on terms of purchase and sale, rigorously evaluating the creditworthiness of customers when extending trade credit, utilizing systematic collection efforts and managing inventory to closely match demand and meet required customer service levels.

Seasonality

Seasonal changes may affect our business and results of operations. Because we serve a large number of customers and end markets, our business trends follow the seasonality patterns of these markets. For example, the fourth calendar quarter of each year (which is our first fiscal quarter) tends to be the quarter in which we realize seasonally lower sales across all of our businesses because industrial production tends to be seasonally lower. Our business may also be affected by our suppliers’ decisions regarding seasonal capacity and production.

Competition

The primary competitive factors affecting each of our lines of business are the availability and quality of product offerings, price and delivery capabilities.

Chemicals

Our principal competitors in North America include Univar Inc., Brenntag AG, ICC Chemicals, Harcros and Hydrite. Additionally, we compete with many regional and local companies throughout North America who often have strong relationships with customers that may provide them with a competitive advantage in their markets. We also compete with a number of smaller companies in certain niche markets. In addition, in some of the markets in which we operate, large chemical producers may elect to limit their outsourcing of distribution, partner with other distributors or distribute their products directly to end-user customers, each of which would increase competition.

Only a small number of competitors in the chemicals distribution business have substantial international operations. Our principal large international competitors are Brenntag AG and Univar Inc.

Plastics

The plastics distribution market is highly fragmented in North America, EMEA and Asia. Our primary competitors in the North American plastics distribution market are PolyOne Distribution, Entec Polymers, M. Holland Company and Channel PrimeAlliance. Our primary competitors in the plastics distribution business in EMEA are Albis, Resinex, Ultrapolymers, Biesterfeld, Schulman and Distrupol. Our primary competitors in Asia are Nagase and NCM. In addition, in some of the markets in which we operate, large plastics producers may elect to limit their outsourcing of distribution, partner with other distributors or distribute their products directly to end-user customers, each of which would increase competition.

Composites

The primary competitors of our Composites line of business include Composites One and North American Composites. In addition, in some of the markets in which we operate, large composite component producers may elect to limit their outsourcing of distribution, partner with other distributors or distribute their products directly to end-user customers, each of which would increase competition.

Environmental Services

The primary competitors of our Environmental Services line of business are Clean Harbors and Waste Management.

Employees

At September 30, 2012, we had 2,333 employees worldwide, with 1,965 employees in the United States, 144 employees in Canada, 187 employees in EMEA, 13 employees in Asia, five employees in Russia, six employees in Puerto Rico and 13 employees in Mexico. In the United States, approximately 164 of the employees are represented by unions in seven locations representing eight bargaining units, six of which are affiliated with the International Brotherhood of Teamsters and two of which are affiliated with the United Steel Workers. Following the Ashland Distribution Acquisition, we negotiated collective bargaining agreements with six of the local unions that expire in January 31, 2014, March 31, 2014, April 30, 2014, March 31, 2015, January 15, 2016, and January 31, 2016, respectively. We have been unable to finalize a collective bargaining agreement with the remaining two local unions. See “Risk Factors—Risks Related to Our Commercial Operations—We may fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, disputes with our unions may arise or our unionized employees may engage in a strike or other work stoppage.”

Regulatory Matters

Environmental

We operate in a number of domestic and foreign jurisdictions and are subject to various types of governmental regulation relating to the protection of the environment. Such regulation comes in the form of federal, state, local, and foreign laws and regulations concerning such issues as the handling, storage and transportation of chemicals, release of pollutants into the air, soil, and water, disposal of hazardous and non-hazardous wastes, remediation of contaminated sites, protection of workers from exposure to hazardous substances, and the public disclosure of information regarding environmental hazards. Some aspects of our businesses also require us to maintain various environmental permits and licenses. We believe we are in substantial compliance with all applicable environmental laws, regulations, and permits, however, environmental compliance costs in the form of regulatory compliance, remedial obligations, capital improvements, and/or limitations on operations, can be substantial.

Many of the environmental laws and regulations affecting our operations are focused on preventing and remediating impacts to soil or groundwater resulting from the release of regulated materials. Past operations at some of our facilities have resulted in the contamination of soil and groundwater at certain facilities, some of which require remediation. Under the purchase agreement, Ashland retained liability for known remedial liabilities related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and all other environmental remediation liabilities arising prior to the closing date of which Ashland receives notice prior to the fifth anniversary of the closing date, Ashland will indemnify us for any losses associated with these liabilities, subject to certain limitations. Ashland will not indemnify us, however, for any environmental conditions arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition. We may also discover new or previously unknown contamination for which we may not be indemnified by Ashland. In those cases, and in situations where Ashland does not fulfill its indemnification obligations to us, we may be responsible for substantial remediation costs at or associated with our facilities.

Comprehensive Environmental Response, Compensation, and Liability Act

In the United States, the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and analogous state laws regulate the remediation of certain contaminated sites and establish liability for the release of hazardous substances and related damages to natural resources from such sites. Under CERCLA, potentially responsible parties (including waste generators, waste transporters, and parties arranging for waste disposal) are subject to strict and, in certain circumstances, joint and several liability, for the cost of remediating contaminated sites. Although we have not been identified as a potentially responsible party for any sites under CERCLA, our chemicals distribution and environmental services businesses involve handling products and waste disposal, which could subject us to CERCLA liability in the future.

In addition, we currently provide indemnification related to waste disposal activities to some of our environmental services customers for liabilities that may be incurred under certain environmental laws, including CERCLA, which imposes liability without regard to fault on persons deemed “responsible parties” for releases of hazardous substances into the environment.

Resource Conservation and Recovery Act

The federal Resource Conservation and Recovery Act (“RCRA”) and analogous state laws regulate the generation, transportation, treatment, storage and disposal of hazardous waste. RCRA also establishes the regulatory framework for the management of certain non-hazardous wastes. RCRA requires owners and operators of hazardous waste treatment, storage and disposal facilities to obtain a RCRA permit. These permits may include both remedial action and operational conditions. RCRA requires owners and operators of regulated facilities to investigate and remediate hazardous waste releases and to demonstrate compliance with financial assurance requirements. The financial assurance requirements are designed to ensure that adequate financial resources exist to respond to any releases of hazardous wastes and perform any necessary corrective action and permanent site closure activities.

Several of our facilities are subject to RCRA permits requirements and some are undergoing corrective action to address releases of regulated materials as required under their permits. While we were required to assume responsibility for corrective action at a few sites in connection with the transfer of certain RCRA permits from Ashland to us, Ashland agreed to continue to perform the ongoing corrective actions until they are completed and to indemnify us under the purchase agreement for any costs necessary to complete these actions.

Clean Air Act

The federal Clean Air Act (“CAA”) and analogous state laws establish a variety of programs designed to regulate the discharge of pollutants into the air. Under these laws, permits may be required before construction can commence on any new or modified source that has the potential to emit a significant amount of any regulated pollutant, such as nitrogen oxides and volatile organic compounds. Existing sources of air emissions may be required to register with state environmental agencies, monitor and report state emissions, and install new or improved emission control equipment in certain situations. In addition, the CAA requires major sources of air pollution to obtain federal operating permits, which incorporate applicable pollution control requirements and require reporting and certification obligations. The CAA also requires owners and operators of facilities that produce, handle, process, distribute, or store threshold quantities of chemicals to implement and update detailed risk management plans, which must be filed with and approved by the U.S. Environmental Protection Agency (“EPA”). We may be required to incur significant expenditures to comply with the CAA, including costs to install and operate emissions control equipment at our facilities.

Clean Water Act

The EPA regulates discharges of pollutants into waters of the United States through the federal Clean Water Act (“CWA”). Pursuant to the CWA, the EPA establishes wastewater standards and water quality standards for contaminants discharged into surface waters such as streams, rivers and lakes. The discharge of any regulated pollutant from point sources (such as pipes and manmade ditches) into waters of the United States is prohibited without a state or federally issued discharge permit. Several of our facilities are currently subject to and must comply with CWA permit limitations on the discharge of industrial wastewater and the discharge of stormwater from industrial facilities.

Toxic Substances Control Act

The Toxic Substances Control Act (“TSCA”) authorizes the EPA to require chemical manufacturers, importers, and exporters to comply with reporting, record keeping, testing, and other requirements relating to chemical substances or mixtures. TSCA is primarily designed to ensure that certain chemicals do not pose an unreasonable risk to human health or the environment. The TSCA Chemical Substances Inventory, which is maintained by the EPA, lists over 84,000 covered chemical substances. Before a chemical substance can enter interstate commerce (either through manufacture or importation), the EPA must review and approve the substance’s pre-manufacture notice. As part of that review process, the EPA may identify conditions—up to and including a ban on production—limiting the use of a chemical substance before it enters commerce. TSCA also requires the testing of chemicals by manufacturers, importers, and processors, and requires those importing or exporting chemicals to comply with certification reporting and recordkeeping requirements. TSCA also requires that any chemical distributor having information reasonably suggesting a substantial risk of injury to health or the environment must notify the EPA immediately. Because we do not develop and manufacture new chemical products, the applicability of TSCA’s provisions to our U.S. operations is limited; however, when we import chemicals into the United States or export chemicals out of the United States, we must comply with TSCA’s import certification and export notice requirements. We must also comply with TSCA’s various recordkeeping requirements.

Emergency Planning and Community Right-To-Know Act

The Emergency Planning and Community Right-To-Know Act (“EPCRA”) requires facilities manufacturing, processing, or storing designated hazardous chemicals to report certain information about their products to state and local officials and fire departments. These reporting obligations are intended to assist state and local governments in developing emergency response plans in the case of a chemical release, and to provide information to the public regarding the type and amount of toxic or hazardous chemicals stored at a particular facility. In addition, facilities releasing toxic chemicals into the environment above certain thresholds must report such releases to the EPA as part of the facilities’ “Toxic Release Inventory.” Because many of our chemical distribution facilities handle hazardous chemicals, we are subject to the reporting requirements under EPCRA.

Chemical Facility Anti-Terrorism Standards

The U.S. Department of Homeland Security (“DHS”) regulates the security of certain high-risk chemicals facilities through its Chemical-Facility Anti-Terrorism Standards (“CFATS”). The CFATS program utilizes a Chemical Security Assessment Tool (“CSAT”) to identify those chemical facilities potentially deemed “high risk.” The first step of CSAT is user registration, followed by the completion of a top-screen evaluation. The top-screen evaluation analyzes whether a facility stores regulated chemicals above specified thresholds. If it does, the facility must complete a Security Vulnerability Assessment, which examines the likelihood that a threat against a facility will be successful. From there, the facility must develop a Site Security Plan to respond to any identified security vulnerabilities. The Site Security Plan must address such matters as access control, personnel credentialing, recordkeeping, employee training, emergency response, testing of security equipment, reporting of security incidents and suspicious activity, and deterring, detecting and delaying potential attacks. DHS must review and approve or deny all security vulnerability assessments and site security plans. CFATS also requires regulated facilities to keep detailed security records and allow DHS the right to enter, inspect, and audit the property, equipment, operations and records of such facilities. Our facilities handle a number of chemical substances subject to CFATS security requirements, and thus, some of our facilities must comply with its site security requirements. Other legislative and regulatory initiatives designed to minimize the vulnerability of chemical storage and transportation assets could result in increased regulation of our industry, potentially imposing additional limitations on our operations and causing us to incur higher operating and compliance costs.

Regulation of the Transportation of Hazardous Materials

The transportation of hazardous materials is a significant part of our business and is regulated by the Department of Transportation (“DOT”) under the Federal Hazardous Material Transportation Law (“FHMTL”) and its implementing regulations, the Hazardous Materials Regulations (“HMR”). The HMR regulate the handling of hazardous materials, hazardous wastes, hazardous substances, and marine pollutants, and establish rules applicable to myriad aspects of the transportation process, including employee training, incident notification, labeling and placarding of shipments, shipment preparation, carriage of hazardous materials, emergency response, and the development of safety and security plans. Several DOT agencies, including the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the Federal Aviation Administration, the Federal Railroad Administration, the Federal Motor Carrier Safety Administration, and the U.S. Coast Guard share responsibility for enforcing the FHMTL.

Certain international standards and regulations also govern the transportation of hazardous materials shipments within, to, and from the United States. Such regulations include the International Civil Aviation Organization’s 132 Technical Instructions for the Safe Transport of Dangerous Goods by Air, the International Maritime Dangerous Goods Code, Transport Canada’s Transportation of Dangerous Goods Regulations, and the International Atomic Energy Agency Regulations for the Safe Transport of Radioactive Materials. These standards and regulations prescribe, among other things, requirements for packaging, maximum weight, and handling of hazardous materials. U.S. agencies have sought to harmonize their rules with international standards and regulations, but when hazardous materials are transported to, from, and within the United States in accordance with one or more of these international standards or regulations, U.S. HMR requirements must still be followed.

The majority of our logistics services, including transport of hazardous materials, involve highway transportation. The Transportation Security Administration requires any driver seeking to obtain, renew, or transfer a hazardous materials endorsement on a state-issued commercial driver’s license to undergo a security threat assessment. Additionally, under the Transportation Worker Identification Credential (“TWIC”) program, workers, including truckers, requiring unescorted access to maritime facilities must be issued tamper-resistant biometric credentials to access such facilities.

Like environmental regulations, the regulations governing the transportation of hazardous materials are often subject to modification. For example, the U.S. Surface Transportation Board (“STB”) has also proposed regulations that would require waybill sample collection and the reporting of data on all rail traffic movements designated as posing a toxic inhalation hazard (“TIH”). TIH materials are defined to include all materials which, when inhaled, are known or presumed to be so toxic to humans as to pose a threat to human health in the event of a release during transportation. Compliance with new regulations on the transportation of hazardous materials could adversely affect our business by raising our compliance and operational costs.

Occupational Health and Safety Regulations

We are subject to the Occupational Health and Safety Act of 1970 (“OSHA”), which addresses safety and health in workplace environments. In addition to OSHA, we are subject to applicable state occupational health and safety regulations as well as the health and safety rules of applicable jurisdictions outside of the U.S.

OSHA has established maximum workplace chemical exposure levels. Manufacturers and distributors of chemicals must employ a hazard communication program utilizing labels and other forms of warnings, as well as material safety data sheets (“MSDSs”), setting forth safety and hazardous materials information to employees and customers. OSHA’s Hazard Communication Standard covers both physical hazards (such as flammability or the potential for explosions) and health hazards. Employers are required to provide a certain level of training to ensure that relevant employees are equipped to properly handle chemicals. OSHA is currently in the process of revising its Hazard Communication Standard to make it consistent with the United Nation’s Globally Harmonized System of Classification and Labeling of Chemicals. The new standards will include more specific requirements for hazard classification, as well as standardized label components that will provide consistent information and definitions for hazardous chemicals and a standard approach to conveying information on MSDSs. These changes as well as other regulatory initiatives in occupational health and safety could result in increased operation and compliance costs.

Intellectual Property

We are not substantially dependent upon patents, trademarks or licenses.

Insurance

Our operations are subject to significant hazards and risks inherent in the transportation, storage and disposal of chemicals and other potentially hazardous materials. We seek to mitigate these risks with effective industry-specific risk management techniques that include continuing and improving upon the current loss prevention, claims management and training programs as well as a comprehensive insurance program. We have insurance coverage at levels that we consider adequate for our worldwide facilities and activities. Our insurance policies cover, among others, the following categories of risk: property damage and business interruption; marine cargo throughput, product and general liability; environmental liability; directors’ and officers’ liability; fraud and crime/theft. Please see “Risk Factors—Risks Related to Our Regulations, Litigation and Insurance—Our business is subject to many operational risks that can result in injury or loss of life, environmental damage, exposure to hazardous materials, and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. Our insurance policies may not cover all losses, costs or liabilities that we may experience.”

Available Information

We electronically file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http://www.nexeosolutions.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A. Risk Factors

An investment in Nexeo involves risks. You should carefully consider the risks described below, as well as the other information contained in this Form 10-K before making an investment decision. Any of the following risks could materially adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your original investment in our notes.

Risks Related to Our Commercial Operations

We face competition from other companies, which places downward pressure on prices and margins.

We operate in highly competitive markets and compete against a large number of domestic and foreign companies. Competitiveness is based on several key criteria, including product performance and quality, product price, product availability, product handling and storage capabilities, the ability to understand customer product development processes and respond to their needs, and customer service. In addition, competitors’ pricing decisions could compel us to decrease our prices, which could negatively affect our margins and profitability. Our producers sometimes elect to distribute their products directly to end-user customers, rather than rely on third-party distributors. While we do not believe that our results depend materially on access to any individual producer’s products, a significant increase in the number of suppliers electing to serve customers directly could result in less revenue and gross margin for us either due to competitive pressure from suppliers or products becoming unavailable to us.

Certain competitors are significantly larger than we are and have greater financial resources. As a result, these competitors may be better able to withstand changes in market and industry conditions, including changes in the prices of raw materials and general economic conditions. In addition, in recent years our industry has experienced a trend toward consolidation. Consolidation of our competitors into larger companies may affect our relative competitiveness in one or more of the markets in which we operate by reducing or eliminating any advantages we currently enjoy due to the comparative scale of our operations.

Disruptions in the supply of or an inability to supply the products that we distribute could result in a loss of customers or damage to our reputation.

Our business depends on access to adequate supplies of the products that our customers purchase from us. From time to time, we may be unable to access adequate quantities of certain products because of supply disruptions due to natural disasters, extreme weather, industrial accidents, scheduled production outages, high demand leading to allocation, port closures and other transportation disruptions and other circumstances beyond our control. For example, in 2005 and 2008, major hurricanes caused significant disruptions in operations of several of our suppliers and customers on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, all of which had an adverse impact on the demand for and cost of some of the products we sell. On October 29, 2012, Hurricane Sandy caused significant damage and disrupted business in the northeastern part of the U.S. We maintain standard insurance against catastrophic losses, which are subject to a deductible. We are currently in the process of assessing damages and potential insurance coverage. Additionally, we are evaluating the adverse effect on our operations in the first quarter of our fiscal year, due to property damage and interrupted business incurred by our customers and suppliers. Future significant weather related events could negatively affect our results of operations.

We purchase certain products and raw materials from suppliers, often pursuant to written supply contracts. If those suppliers are unable to fulfill our orders timely or choose to terminate or otherwise avoid contractual arrangements, we may not be able to obtain the products from alternate sources. Significant changes in the business strategies of our suppliers could also disrupt our supply. If we are unable to obtain and retain qualified suppliers under commercially acceptable terms, our ability to deliver products in a timely, competitive and profitable manner could be adversely affected.

Additionally, domestic and global government regulations related to the manufacture or transport of certain raw materials may impede our ability to obtain those raw materials on commercially reasonable terms.

If for any reason we experience widespread, systemic difficulties in filling our customers’ orders, we face the risk of customer dissatisfaction, possible loss of customers, damage to our reputation, or paying a supplier a higher price in order to obtain the needed products on short notice.

Many of our contracts with suppliers and customers are terminable upon notice.

We generally enter into framework agreements with customers and suppliers that set out volume and other performance expectations over the term of the contract, but purchases and sales of products are usually made by placing individual purchase orders based on customer demand or forecasts. Since many of our contracts with both suppliers and customers do not include firm obligations to buy or sell products or are otherwise terminable upon notice, we might in certain instances be unable to meet customers’ orders, which could harm our business relationships and reputation. In circumstances where customers terminate contracts or cancel orders, we may be unable to find alternative buyers for the materials we purchased. In addition, our sales margins could be negatively affected if suppliers or customers renegotiate contractual terms to our disadvantage.

We are affected by demand fluctuations and other developments in the broader economy, including any prolonged economic crisis.

Our businesses mainly service clients in North America, EMEA and Asia, making us vulnerable to downturns in those economies. For example, our sales and gross profits could decline as a result of economic recessions, changes in industrial production processes or consumer preferences, significant episodes of inflation, fluctuations in interest and currency exchange rates, and changes in the fiscal or monetary policies of governments in North America, EMEA and Asia. See also “—We are exposed to fluctuations in foreign exchange rates” and “—Our substantial international operations subject us to risks of doing business in foreign countries.”

During the economic downturn in the United States in 2008 and 2009, a number of our customers in the construction, transportation, and certain other industries experienced reduced demand for their products, which led to decreased demand for our products and affected margins on products sold. Demand for our products from many of these customers has not returned to pre-downturn levels. There are no assurances that demand for our products from these customers will return in the future. Finally, there continues to be pressure on demand for our products due to lower industrial activity in developed countries and the uncertainties concerning the fiscal crisis in Eurozone countries. There is no assurance we will be able to manage costs should weak demand continue for a prolonged period.

General economic conditions and macroeconomic trends could also negatively affect the creditworthiness of our customers, which could increase our credit risk with respect to our trade receivables. Similarly, volatility and disruption in financial markets could limit our customers’ ability to obtain financing necessary to maintain or expand their own operations, thereby reducing demand for our products. For example, the recent speculation regarding the inability of Greece and certain other European countries to pay their national debt, the response by Eurozone policy makers to mitigate this sovereign debt crisis and the concerns regarding the stability of the euro currency have created uncertainty in the credit markets. As a result, there has been a strain on banks and other financial market participants, which could adversely affect certain of our customers’ ability to obtain credit on favorable terms or at all.

The prices of the products we purchase and sell are volatile.

Energy costs are a significant component of certain raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our margins. Also, costs associated with the distribution of our products fluctuate in accordance with fuel and other transport-related costs. Our ability to pass on increases in our costs to our customers is dependent upon market conditions, such as the presence of competitors in particular geographic and product markets and of the prevailing pricing mechanisms in customer contracts.

Because our products are primarily commodities or include significant commodity content, we have no control over the changing market value of the commodities. We also typically maintain significant inventories of the products we sell in order to meet our customers’ service level requirements. As a result of these two factors, we are subject to price risk with respect to our product inventories. We use a sophisticated ERP system to forecast customer demand based on historical practices and collaborate with customers to enhance the accuracy of these forecasts; however, significant unanticipated changes in market conditions can affect future product demand, which could materially and adversely affect the value of our inventory. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot profitably sell. Excessive supplies of chemical feedstocks, which are derived from crude oil and natural gas, caused plastics commodities prices to fall. Declining prices caused customers to reduce inventories and wait for lower prices in anticipation of continued falling prices. As a result, our gross profits decreased and plastics sales volumes declined as our customers kept their purchases to a minimum.

If we underestimate demand and do not purchase sufficient quantities of a particular product and prices of that product rise, we could be forced to purchase that product at a high price in order to satisfy customer demand for that product, but we may not be able to increase pricing to our customers resulting in reduced margins. In addition, if our forecasts do not meet actual market demand, or if market demand increases significantly beyond our forecasts, then we may not be able to satisfy customer product needs, which could result in a loss of market share.

Volatility in product prices also affects our borrowing base under the ABL Facility. A decline in prices of our products reduces the value of our product inventory collateral, which, in turn, may reduce the amount available for us to borrow under the ABL Facility. See “Risks Related to Our Capital Structure—The amount of borrowings permitted under the ABL Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial condition.”

We require significant working capital.

We have significant working capital needs, as the nature of our business requires us to purchase and maintain inventories that enable us to fulfill customer demand. In addition, we extend a significant amount of trade credit to our customers to purchase our products. Increases in the price of the products we purchase from suppliers or our selling prices to customers could result in increased working capital needs, as it is more expensive to maintain inventories and extend trade credit, which could adversely affect our liquidity and cash flow. As of September 30, 2012, we maintained inventories of $310.8 million, equivalent to approximately 45 days of sales. We finance our working capital needs through cash flow from operations and borrowings under our ABL Facility. If we are unable to finance our working capital needs on the same or more favorable terms going forward, or if our working capital requirements increase and we are unable to finance the increase, we may not be able to purchase the products required by our customers or extend them the credit they require to purchase our products, which could result in a loss of sales.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud. We are a new public company, and we will be required to comply with Section 404 of the Sarbanes Oxley Act effective with the issuance of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We have limited accounting personnel and other supervisory resources to adequately execute our accounting processes and address our internal controls over financial reporting. Prior to the issuance of our financial statements as of and for the fiscal year ended September 30, 2011, we identified and communicated to our independent registered public accounting firm a material weakness in our internal controls over financial reporting with respect to accounting for the Ashland Distribution Acquisition purchase price allocation, specifically related to the valuation of inventory in the United States. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of U.S. inventory valuations, resulting in an overstated value of our U.S. inventories as of June 30, 2011 and understated costs of sales by a similar amount for the period from April 1, 2011 to June 30, 2011. Management took corrective action by increasing staffing levels and implementing additional review and approval procedures to detect errors prior to the preparation of financial statements.

Although we have remediated this material weakness, we cannot assure you that there will not be material weaknesses in our internal controls in the future. We cannot be certain that our efforts to develop our internal controls will be sufficient, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations.

We depend on transportation and storage assets, some of which we do not own, in order to store and deliver products to our customers.

Although we maintain a significant portfolio of owned and leased transportation assets in North America, including trucks, tankers and trailers, we also rely on transportation provided by third parties, such as common carriers, to deliver products to our customers. Common carriers account for approximately 36.6% of deliveries from our North American warehouses. In addition, in EMEA and Asia, we operated almost exclusively through third party operated warehouses for the year ended September 30, 2012. Our access to third party transportation and storage is not guaranteed, and we may be unable to transport or store products at economically attractive rates or at all in certain circumstances, particularly in cases of adverse market conditions, such as a lack of transportation or storage capacity or disruptions to transportation infrastructure. We could also be subject to increased costs that we may not always be able to recover from our customers, including fluctuating fuel prices and unexpected increases in the charges imposed by common carriers and other third parties involved in transportation. Any condition which results in our inability to store and deliver products to our customers for a prolonged period of time or our failure to deliver products in a timely manner, could harm our reputation and brand and render portions of our business unprofitable.

Attempts to expand our distribution services into new geographic markets may not achieve profitability for a period of time or at all.

We plan to expand our distribution services into new geographic markets, which will require us to make capital investments to extend and develop our distribution infrastructure. If we do not successfully add new distribution centers and routes, if we experience unanticipated costs or delays, or if we experience competition in such markets that is greater than we expect, we may not achieve profitability in new regions for a period of time or at all.

We rely on the proper functioning of our computer and data processing systems, and a large-scale malfunction could result in disruptions to our business.

We use an integrated ERP system to manage complexity across our supply chain by processing transactions and financial data in real-time, including ordering, purchasing, inventory management and delivery information. The proper functioning of our ERP platform and related IT systems is critical to the successful operation of our business and the implementation of our business strategies. Computer and data processing systems are susceptible to malfunctions and disruptions, including due to equipment damage, power outages, computer viruses, and a range of other hardware, software and network problems. We cannot guarantee that we will not experience any malfunctions or disruptions in the future. A significant or large-scale malfunction or interruption of our computer or data processing systems could adversely affect our ability to keep our operations running effectively, including our ability to process orders, properly forecast customer demand, receive and ship products, maintain inventories, collect account receivables and pay expenses.

We may be unable to identify, purchase or integrate desirable acquisition targets. Future acquisitions may not be successful and we may not realize the anticipated cost savings, revenue enhancements or other synergies from such acquisition.

We plan to investigate and acquire strategic businesses with the potential to be accretive to earnings, increase our market penetration, strengthen our market position or enhance our existing product offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future. A failure to identify and acquire desirable acquisition targets may slow our growth.

Additionally, if we were to undertake a substantial acquisition, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or through other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required.

We also cannot assure you that completed acquisitions will be successful. We could have difficulty integrating the operations, systems, management and other personnel, and technology of our recently formed joint venture Nexeo Plaschem or any other companies acquired in the future with our own. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Even if we are able to integrate successfully, we may not be able to realize the potential cost savings, synergies and revenue enhancements that were anticipated from any acquisition, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. In addition, the entities that we acquire in the future may not maintain effective systems of internal controls, or we may encounter difficulties integrating our system of internal controls with those of acquired entities, which could prevent us from meeting our reporting obligations.

Our success depends on our ability to attract and retain key employees, and we may have difficulty attracting and retaining these employees.

We may have difficulty locating, hiring and retaining qualified and experienced managerial, sales, sourcing and technical support personnel, or retaining such personnel once hired. This could have an adverse affect on our ability to operate and grow our business.

We may fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, disputes with our unions may arise or our unionized employees may engage in a strike or other work stoppage.

As of September 30, 2012, approximately 164 of our 1,965 employees in the United States were represented by unions in seven locations and eight separate bargaining units. Six of the local unions are affiliated with the International Brotherhood of Teamsters and two are affiliated with the United Steel Workers. We have been unable to finalize a collective bargaining agreement with two of the eight local unions following the Ashland Distribution Acquisition.

In addition, in April and November 2011, the same two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board, or NLRB, and the NLRB filed a complaint against us with respect to both cases. We intend to vigorously challenge these allegations; however, no assurances can be given to the outcome of these pending complaints or that we will be able to finalize collective bargaining agreements with these two unions at all or on favorable terms. Where the collective bargaining agreements have expired and have not been replaced, it is possible that the local unions, without no-strike clauses in place, may engage in work stoppages. See “Business—Legal Proceedings.”

Our employees in EMEA are represented by works councils or other labor organizations appointed pursuant to local law consisting of employee representatives who have rights to negotiate working terms and to receive notice of significant actions. These arrangements grant protections to employees and subject us to employment terms that are similar to collective bargaining agreements.

If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise or if our unionized workers engage in a strike or other work stoppage, we could incur higher operation and labor costs or experience a significant disruption of operations.

Our balance sheet includes significant intangible assets, which could become impaired.

As of September 30, 2012, our intangible assets totaled approximately $237.2 million, including approximately $167.6 million in goodwill resulting from the Ashland Distribution Acquisition. Although we currently do not expect that these intangible assets will be impaired, we cannot guarantee that no impairment will occur, particularly in the event of a substantial deterioration in our future prospects either in total or in a particular segment. If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record impairment charges in the future. As of March 31, 2012, the date of the most recent annual impairment test, the estimated fair value of each of our reporting units exceeded book value by at least 50%.

Our substantial international operations subject us to risks of doing business in foreign countries.

For the year ended September 30, 2012, we sold products in over 70 different countries and generated 13.9% of total sales outside the United States. Also, we currently operate over 45 facilities located outside the United States and expect to significantly increase our presence in Asia with our joint venture in China. We expect sales from international markets to represent an even larger portion of our net sales in the future. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions.

The global nature of our business presents difficulties in hiring and maintaining a workforce in some countries. In addition, foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls. The imposition of tariffs is also a risk that could impair our financial performance.

Legal and political risks are also inherent in the operation of a company with our global scope. For example, it may be more difficult for us to enforce our agreements or collect receivables through foreign legal systems.

There is a risk that foreign governments may nationalize private enterprises in countries where we operate. In some countries or regions, terrorist activities and the response to these activities may threaten our operations more than those in the United States. Also, changes in general economic and political conditions in countries where we operate, particularly in emerging markets, are a risk to our financial performance.

As we continue to operate our business globally, our success will depend in part on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our multinational operations will not have an adverse effect on us.

We are exposed to fluctuations in foreign exchange rates.

In addition to the risks associated with international operations noted above, our revenues are often denominated in currencies other than the U.S. dollar. We report our consolidated results in U.S. dollars. The results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. Consequently, any change in exchange rates between our foreign operations’ functional currencies and the U.S. dollar will affect our consolidated income statement and balance sheet when the results of those operating companies are translated into U.S. dollars for reporting purposes. In fiscal year 2012, our most significant currency exposures were to the Canadian dollar and the euro versus the U.S. dollar. In fiscal year 2013, we also have significant currency exposure to the Chinese Renminbi as a result of our newly formed joint venture, Nexeo Plaschem. The exchange rates between these and other foreign currencies and the U.S. dollar may fluctuate substantially, and these fluctuations have had a significant effect on our results in recent periods. In particular, the U.S. dollar/euro exchange rate has been volatile in recent periods due to European political events and uncertainties related to the fiscal position of certain members of the Eurozone and their ability to meet their debt obligations. Prolonged volatility in the U.S. dollar/euro exchange rate could materially affect our results of operations. For additional details on our currency exposure and risk management practices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk—Foreign Currency Risk.”

We incur significant increased costs as a result of operating as a company with registered securities, and our management is required to devote substantial time to new compliance initiatives.

As a company with registered securities, we incur significant legal, accounting and other expenses that we did not incur prior to becoming an SEC registrant. In addition, the Sarbanes-Oxley Act requires, among other things, that companies with registered securities maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. The Sarbanes-Oxley Act also requires that public companies have and maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements, and that management review the effectiveness of those controls on an annual basis.

Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

Risks Related to Regulations, Litigation and Insurance

Accidents, environmental damage, misuse of our products, adverse health effects or other harm related to hazardous materials that we carry or store could result in damage to our reputation and substantial remedial obligations.

Our business depends to a significant extent on our customers’ and suppliers’ trust in our reputation for quality, safety, reliability and environmental responsibility. Actual or alleged instances of safety deficiencies, inferior product quality, exposure to hazardous materials resulting in illness, injury or other harm to persons or property, environmental damage caused by us or our products, as well as misuse or misappropriation of our products, such as for terrorist activities or in the processing of illegal drugs, could damage our reputation and result in losing customers or suppliers. Although we have not experienced any of these allegations or events that could result in a material impact on our results of operations or cash flows in each of the periods presented in this Form 10-K, there can be no assurance that we will not incur such problems in the future. Any of these events, outcomes or allegations could also subject us to substantial legal claims, and we could incur substantial legal fees and other costs in defending such legal claims.

Accidents or other incidents alleged to have taken place at our facilities, while a product is in transit, in a product’s end use application or otherwise involving our personnel or operations could also expose us to substantial liabilities and have a material adverse effect on our business, financial condition and results of operations. Because many of the products we handle are potentially dangerous, we face the ongoing risk of explosions, fires, unintended releases and other hazards that may cause property damage, physical injury, illness or death. As an example, on November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing our Chemicals business. There were no injuries to personnel as a result of the fire and all other buildings at the location are functioning as normal. We are utilizing other locations to service our Chemicals customers in the region, and we do not expect any significant impact to our operations as a result of the fire. We are currently investigating the cause of the fire and we are in the process of assessing damages and potential insurance coverage. Although we have not experienced accidents or other incidents that have resulted in a material impact on our results of operations or cash flows in each of the periods presented in this Form 10-K, there can be no assurance that these events will not occur in the future. If these events occur, whether through our own fault, the fault of a third party, preexisting conditions at our facilities or among our fleet, natural disaster or other event outside our control, our reputation could be significantly damaged. We could also become responsible, through the application of environmental or other laws or by court order, for substantial monetary damages, costly remedial obligations, and various fines or penalties, which may include liabilities arising from third party lawsuits or environmental clean-up obligations. The amount of any costs we may incur under such circumstances could substantially exceed any insurance we have to cover those losses.

Our business exposes us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.

Our business involves an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management’s attention from other responsibilities. We are a distributor of products that third-party manufacturers produce. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. However, there can be no assurance that our suppliers will continue to provide such warranties to us in the future, that warranty obligations to our customers will be covered by corresponding warranties from our suppliers or that our suppliers would be able to financially provide protection. Although we maintain liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our results of operations and financial condition.

We may incur significant costs and liabilities in the future resulting from new or existing environmental laws or regulations or an accidental release of wastes or other materials into the environment.

Our chemicals and composites distribution businesses involve the storage and distribution of various chemicals, solvents, additives, resins and catalysts to various end markets. Our environmental services business involves the collection, recovery, recycling, and disposal of hazardous and non-hazardous wastes. All of these businesses, and to a lesser extent our plastics business, are subject to increasingly stringent federal, state, local, and foreign laws and regulations associated with protection of the environment. These laws and regulations govern such matters as the handling, storage, and transportation of chemicals and composites, release of pollutants into the air, soil, and water, disposal of hazardous and non-hazardous wastes, remediation of contaminated sites, protection of workers from exposure to hazardous substances, and public disclosure of information regarding environmental hazards. Our failure to comply with any environmental laws or regulations could also result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory or remedial liabilities, and the issuance of injunctive relief subjecting us to additional operational constraints. Each of these outcomes could have an adverse effect on our business, financial condition, or results of operations.

Environmental and safety laws and regulations are subject to frequent modification, and recent trends indicate a movement towards increasingly stringent environmental and safety requirements. As a result, we may be required to make substantial expenditures to comply with future environmental laws and regulations, and such expenditures could have an adverse effect on our business, financial condition, or results of operations. In the European Union, for example, compliance with new Registration, Evaluation, Authorization, and Restriction on Chemical Substances requirements has increased our cost of doing business by imposing substantial recordkeeping and reporting obligations. Similarly, the U.S. Environmental Protection Agency has undertaken efforts to increase its regulation of toxic substances under the Toxic Substances Control Act and the U.S. Department of Transportation is considering amending its rules under the Federal Hazardous Materials Transportation Law to increase restrictions on the transportation of certain combustible liquids. New or increased restrictions on the use of certain chemicals by governmental agencies, both domestically and abroad, could also reduce demand for our products, adversely affecting our operations.

Our chemicals and composites distribution and environmental services businesses inherently involve the risk that chemical or composite products or hazardous substances could be released into the environment from our facilities or equipment, either through spills or other accidents. Several of our facilities are currently undergoing active remediation for impacts to soil and groundwater. Under our purchase agreement with Ashland, Ashland has retained liability for all remedial obligations related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and will indemnify us for any losses associated with these liabilities, subject to some limitations. Ashland will not indemnify us, however, for any environmental conditions arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition. We may also discover new or previously unknown contamination for which we may not be indemnified by Ashland. In those cases, and in situations where Ashland does not fulfill its indemnification obligations to us, we may be responsible for substantial remediation costs.

Many of the chemicals and composites we handle are potentially dangerous, and could present the risk of fires, explosions, exposure to hazardous materials, and other hazards that could cause property damage or personal injury. Responding to the occurrence of any such incidents could cause us to incur potentially material expenditures related to response actions, government penalties, natural resource damages, third party injury or property damage claims, and business interruption.

In the purchase agreement for the Ashland Distribution Acquisition, Ashland agreed to retain all known environmental remediation liabilities and all other environmental liabilities arising prior to the closing date of March 31, 2011 of which Ashland received written notice prior to the fifth anniversary of such closing date. Because Ashland agreed to indemnify us for Retained Environmental Remediation Liabilities and Other Environmental Liabilities (as such terms are defined herein), we do not currently have any environmental or remediation reserves; however, we evaluate on a regular basis the need to establish such reserves and may incur significant remediation liabilities in the future. For a discussion of environmental and remediation reserves in the Predecessor period, see

“Note 11 —Commitments, Contingencies and Litigation—Nexeo Solutions Holdings, LLC and Subsidiaries—Consolidated Financial Statements for the Periods Ended September 30, 2012, September 30, 2011 (Successor) and March 31, 2011 and September 30, 2010 (Predecessor).”

For a discussion of the environmental regulations we are subject to, see “Item 1. Business—Regulatory Matters—Environmental” and see “—We are relying upon the creditworthiness of Ashland, which is indemnifying us for certain liabilities associated with the Distribution Business. To the extent Ashland is unable to satisfy its obligations to us, we may have no recourse under the purchase agreement and will bear the risk of the liabilities associated with the Distribution Business” regarding the indemnity.

Our business is subject to many operational risks that can result in injury or loss of life, environmental damage, exposure to hazardous materials, and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. Our insurance policies may not cover all losses, costs or liabilities that we may experience.

While we incorporate extensive safety procedures and protocols in the operation of our businesses, there are risks inherent to the chemical distribution and environmental services industries. These relate primarily to the storage and transportation of chemicals and other hazardous substances, which are subject to operational hazards and unforeseen interruptions caused by events beyond our control. These risks include, but are not limited to, accidents, explosions, fires, breakdowns in equipment or processes, acts of terrorism, and severe weather. These events can result in injury or loss of life, environmental damage, exposure to hazardous materials, and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. In addition, the handling of chemicals has the potential for serious impacts on human health and the environment from such events as chemical spills and unintentional discharges or releases of toxic or hazardous substances or gases.

Although we cover our operational risks with insurance policies in certain instances and to the extent our management deems appropriate, these policies are subject to customary exclusions, deductibles, and coverage limits that we believe are in accordance with industry standards and practices. We are not insured against all risks, however, and we cannot guarantee that we will not incur losses beyond the policy limits or outside the coverage of our insurance policies. Moreover, from time to time, various types of insurance for companies involved in chemical and composites distribution and environmental services have not been available on commercially acceptable terms or, in some cases, available at all. Although we have not been subject to liabilities in excess of available insurance that could result in a material impact on our results of operations or cash flows in any of the periods presented, there can be no assurance that we will be able to maintain adequate insurance coverage in the future, that premiums, which have increased significantly in the last several years, will not continue to increase in the future, or that we may not be subject to liabilities in excess of available insurance.

We are relying upon the creditworthiness of Ashland, which is indemnifying us for certain liabilities associated with the Distribution Business. To the extent Ashland is unable to satisfy its obligations to us, we may have no recourse under the purchase agreement and will bear the risk of the liabilities associated with the Distribution Business.

Under the purchase agreement, Ashland has agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant (other than any fundamental representation or warranty or any tax-related representation or warranty) are generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Subject to the limitations described below, Ashland has also agreed to retain all known environmental liabilities (“Retained Specific Remediation Liabilities”) and all other environmental remediation liabilities arising prior to the closing date of which Ashland receives notice prior to the fifth anniversary of the closing date (“Other Retained Remediation Liabilities”). The purchase agreement also provides that Ashland retains all litigation liabilities arising prior to the closing date of the Ashland Distribution Acquisition of which Ashland receives notice prior to the fifth anniversary of the closing date (“Retained Litigation Liabilities”).

Ashland’s indemnification obligations for any Other Retained Remediation Liabilities are subject to an individual claim threshold of $175,000 and an aggregate claim deductible of $5.0 million, and Ashland’s indemnification for all Retained Specified Remediation Liabilities and Other Retained Remediation Liabilities (in each case other than any such liabilities relating to off-site locations) is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from or relating to the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) or any Retained Specified Remediation Liabilities, Other Retained Remediation Liabilities or Retained Litigation Liabilities are subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligations under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) are subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business.

Although we have not experienced a situation in which Ashland was unable or unwilling to satisfy its obligations to us that could result in a material impact on our results of operations or cash flows in any of the periods presented in this Form 10-K, to the extent Ashland is unable to satisfy its obligations to us, we may have no recourse under the purchase agreement and will bear the risk of the liabilities associated with the Distribution Business, including certain known environmental liabilities.

We are exposed to ongoing litigation and other legal and regulatory actions and risks in the course of our business, and we could incur significant liabilities and substantial legal fees.

We are subject to the risk of litigation, other legal claims and proceedings, and regulatory enforcement actions in the ordinary course of our business. The outcomes of these proceedings cannot be predicted with certainty. In addition, we cannot guarantee that the results of current and future legal proceedings will not materially harm our business, reputation or brand, nor can we guarantee that we will not incur losses in connection with current or future legal proceedings that exceed any provisions we may have set aside in respect of such proceedings. Many of the products we sell can cause liabilities to arise many years after their sale and use. Insurance purchased at the time of sale may not be available when costs arise in the future, and suppliers may no longer be available to provide indemnification. Although we have not experienced any legal or regulatory action that could result in a material impact, other than impacts as disclosed in this Form 10-K, on our results of operations or cash flows in any of the periods presented in this Form 10-K, there can be no assurance that we will not incur such actions in the future.

We may be subject to personal injury claims related to exposure to hazardous materials and asbestos.

Our Chemicals Environmental Services lines of business involve the storage, transportation, and handling of hazardous materials, including chemicals, composites and wastes. The nature of these operations could subject us to personal injury claims from individuals or classes of individuals related to exposure to such materials. We may also be subject to personal injury claims related to exposure to asbestos. Although we do not manufacture or distribute any products containing asbestos, asbestos-containing building materials have been identified at some of our facilities; these materials could present an exposure risk if improperly handled. Under our purchase agreement with Ashland, Ashland has retained liability for all personal injury claims related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and will indemnify us for any losses associated with these liabilities, subject to some limitations. Ashland will not indemnify us, however, for any personal injury claims arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition, nor will Ashland indemnify us for any claims related to the removal or abatement of asbestos-containing materials. Although we have not experienced any of these claims that could result in a material impact on our results of operations or cash flows in any of the periods presented in this Form 10-K, there can be no assurance that we will not incur such claims in the future.

Our international sales and operations require access to international markets and are subject to applicable laws relating to trade, export and import controls and economic sanctions, the violation of which could adversely affect our operations.

We must comply with foreign laws relating to trade, export and import controls, and economic sanctions. We may not be aware of all of such laws for the markets in which we do business, which subjects us to the risk of potential violations. Non-compliance could result in the loss of authorizations and licenses to conduct business in these countries or civil or criminal penalties. We must also comply with all applicable export and import laws and regulations of the United States. Such laws and regulations include, but are not limited to, the Export Administration Act, the Export Administration Regulations, the Arms Export Control Act, and the International Traffic in Arms

Regulations. The applicability of such laws and regulations generally is limited to “U.S. persons” (i.e., U.S. companies organized or registered to do business in the U.S. and to U.S. citizens, U.S. lawful permanent residents and other protected classes of individuals). However, these laws and regulations have certain extraterritorial effect, particularly with respect to the reexport of U.S.-origin equipment, and in other instances. We must comply with U.S. sanctions laws and regulations, which are primarily administered by the U.S. Department of Treasury’s Office of Foreign Asset Controls, as well as other U.S. government agencies. Transactions involving sanctioned countries, entities and persons are prohibited without U.S. government authorization (which will rarely be granted). The applicability of such sanctions laws and regulations generally is limited to U.S. persons. However, these laws and regulations have certain extraterritorial effect, particularly with respect to the reexport of U.S.-origin equipment. Moreover, U.S. sanctions against Cuba are specifically designed to cover foreign companies owned and controlled by U.S. companies and certain U.S. sanctions against Iran are designed to target foreign companies.

Although compliance with these laws and regulations has not materially impacted our results of operations or cash flows in any of the periods presented in this Form 10-K, there can be no assurance that compliance will not have such an impact in the future. Furthermore, while we have not experienced penalties from the violation of these laws that have materially impacted our results of operations or cash flows in any of the periods presented in this Form 10-K, violations of U.S. laws and regulations relating to trade, export and import controls and economic sanctions could result in significant civil and/or criminal penalties for our U.S. and foreign operations, including fines, onerous compliance requirements, prohibitions on exporting and importing, prohibitions on receiving government contracts or other government assistance and other trade-related restrictions. It should be noted that U.S. enforcement of such laws and regulations continues to increase, along with penalties for violations.

If we do not comply with the U.S. Foreign Corrupt Practices Act, we may become subject to monetary or criminal penalties.

The U.S. Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We currently take precautions to comply with this law. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under the Foreign Corrupt Practices Act even though we may have limited or no ability to control such persons. Additionally, we have operations in certain countries, including Mexico and China, where strict compliance with the FCPA may conflict with local customs and practices. Although we have not been subject to penalties that have materially impacted our results of operations or cash flows in any of the periods presented in this Form 10-K, there can be no assurance that we will not incur such penalties in the future. Our competitors include foreign entities not subject to the Foreign Corrupt Practices Act, and hence we may be at a competitive disadvantage.

Risks Related to our Capital Structure

The amount of borrowings permitted under the ABL Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial condition.

The amount of borrowings permitted at any time under our ABL Facility is limited by a borrowing base that is comprised of the value of our and certain of our subsidiaries’ eligible inventories and accounts receivable. As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations depending on the value of the eligible assets in the borrowing base as of any valuation date. The inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of September 30, 2012, we had approximately $607.6 million of principal amount of debt outstanding, a portion of which is secured by inventory and accounts receivable totaling $717.7 million at September 30, 2012. Additionally, effective October 16, 2012, we amended certain terms of the Term Loan Facility and the ABL Facility and borrowed an additional $175.0 million on the Term Loan Facility. Our substantial indebtedness could have important consequences with respect to our business, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions and limiting our ability to adjust rapidly to changing market conditions;

•

requiring us to dedicate a substantial portion of our cash flows from operations to pay principal and interest on our debt, which would reduce the availability of cash to fund working capital, capital expenditures, acquisitions, or other future business opportunities that affect the execution of our growth strategy;

•	negatively impacting the terms on which customers or suppliers do business with us or alternatively requiring us to provide such customers or suppliers with credit support;

•	placing us at a competitive disadvantage as compared to our competitors that have less debt; and

•

exposing us to risks associated with interest rate fluctuations, which could result in increased interest expense if interest rates rise and we have to borrow additional funds under our variable interest rate credit facilities.

In addition, there can be no assurance that our business will generate sufficient cash flow from our operations in the future to service our indebtedness and to meet other cash needs. If we are unable to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all.

We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flows from operating activities or that future sources of capital will be available to us in an amount sufficient to permit us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flows to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. The Credit Facilities and the Indenture restrict our ability to dispose of assets and our use of any of the proceeds. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the notes.

In addition, if we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under the ABL Facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings;

•	our lenders under the Term Loan Facility and our other secured lenders could foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness, we may incur substantially more debt in the future, which could further exacerbate the risks described above. In addition to the $320.1 million of borrowings under the Term Loan Facility and the $346.4 million of borrowings available under the ABL Facility, each as of September 30, 2012, under the terms of these facilities and subject to our continued compliance with specified financial ratios, we have the option:

•	under the ABL Facility, to raise up to $200.0 million of incremental or increased revolving credit commitments; and

•	under the Term Loan Facility, to raise incremental term loans.

If borrowed, these incremental commitments and loans would be senior secured indebtedness. Furthermore, we and our subsidiary guarantors are permitted to incur additional unsecured debt, under the terms of the credit agreements governing the Credit Facilities, subject to borrowing base availability, and the Indenture, subject to certain leverage limitations, which in each case could intensify the related risks that we and our subsidiaries now face. The subsidiaries that guarantee the notes are also Guarantors under our Credit Facilities. See “Description of Notes” and “Description of Other Indebtedness.”

Restrictive covenants may adversely affect our operations.

Our Credit Facilities and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including our ability to:

•	incur or assume additional debt or provide guarantees in respect of obligations of other persons;

•	issue redeemable stock and preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	incur liens;

•	engage in sale/leaseback transactions;

•	restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	consolidate or merge with or into another entity, or sell substantially all of our assets; and

•	enter into new lines of business.

A breach of the covenants under the Indenture or under the Credit Facilities could result in an event of default under the applicable indebtedness. An event of default may allow the creditors to accelerate the related debt and may result in an acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our Credit Facilities would permit the lenders under the facility to declare all amounts outstanding under the facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Credit Facilities could proceed against the collateral granted to them to secure that debt. See “Description of Other Indebtedness.”

We are controlled by TPG, and its interests as equity holder may conflict with the interests of the debt holders.

TPG beneficially owns the substantial majority of our equity. TPG has significant influence over our operations and has representatives on our Board of Directors. The interests of our equity holders may not in all cases be aligned with the interests of the debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of the debt holders. In that situation, for example, the debt holders may want us to raise additional equity capital from our equity holders or other investors to reduce our leverage and pay our debts, while the equity holders might not want to increase their investment in us or have their ownership diluted, and may instead choose to take other actions, such as selling our assets.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, which could be lowered or withdrawn entirely by a rating agency based solely on that rating agency’s judgment. Real or anticipated changes in our credit ratings will generally affect the market value of the notes. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes. Any downgrade by a rating agency could decrease earnings and result in higher borrowing costs. Any future lowering of our rating likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your notes without a substantial discount.

Our hedging activities do not eliminate our exposure to interest rate risks and may reduce our cash flow and subject our earnings to increased volatility.

We are subject to interest rate risk in connection with borrowings under the Credit Facilities, which bear interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under these facilities, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. We use derivative financial instruments to reduce our sensitivity to interest rates; however, we have hedged only $275.0 million of the $320.1 million variable-rate debt outstanding under our Term Loan Facility as of September 30, 2012. We continue to have direct interest rate risk with respect to the unhedged portion of debt outstanding under our Term Loan Facility and to all outstanding borrowings under our ABL Facility. A significant increase in prevailing interest rates, which results in a substantial increase in the interest rates applicable to our interest expense with respect to unhedged portions of our variable rate indebtedness, could have an adverse effect on our financial condition and results of operations.

Our ability to enter into new derivative instruments is subject to general economic and market conditions. The markets for instruments that we use to hedge our interest rate exposure generally reflect conditions in the underlying debt markets, and to the extent conditions in underlying credit and markets are unfavorable, our ability to enter into new derivative instruments on acceptable terms may be limited. In addition, to the extent we hedge our interest rate risks using swap instruments, we will forego the benefits of favorable changes in interest rates.

Our hedging activity may be ineffective or adversely affect our cash flow and liquidity, our earnings or both because, among other factors, hedging can be expensive, and our counterparty in the hedging transaction may default on its obligation to pay. Our financial statements may reflect gains or losses arising from exposure to interest rates for which we are unable to enter into fully economically effective hedges. In addition, the standards for cash flow hedge accounting are rigorous. Even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective cash flow hedges for accounting purposes. Our earnings could be subject to increased volatility to the extent our derivatives do not continue to qualify as cash flow hedges. If we assume derivatives as part of an acquisition our earnings could also be subject to increased volatility to the extent we cannot obtain or choose not to seek cash flow hedge accounting for the derivatives we assume.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

See “Item 1. Business—Global Distribution Channels—Facilities” for a description of our principal properties.

Item 3. Legal Proceedings

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

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the NLRB, alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the underfunded union-affiliated multi-employer pension plan in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plan. The matter is now before the NLRB for consideration by the Board. In each case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the underfunded union-affiliated multi-employer pension plan in which the employees participated as employees of the Distribution Business. Neither case includes a request for a specific dollar amount of damages in the applicable claims. We intend to vigorously challenge these allegations, however, no assurances can be given to the outcome of these pending complaints. Regardless, we do not believe these cases could have a material adverse effect on our business, financial condition or results of operations.

We expect that, from time to time, we may be involved in lawsuits, investigations and claims arising out of our operations in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a privately held company, and there is no established public trading market for our membership interests.

During the year ended September 30, 2012, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

On September 7, 2012, we issued 45,454,545 Series A-2 Units to TPG in exchange for a $50.0 million investment in us.

During the year ended September 30, 2012 and pursuant to various Subscription Agreements with Nexeo Solutions Holdings, LLC, certain members of management subscribed to purchase 1,160,910 Series A-1 Units in exchange for cash payment of $1.2 million.

Item 6. Selected Financial Data

The following table presents selected historical financial and other data for the periods indicated.

Successor Financial Data

The historical statement of operations data of Holdings, referred to in this Form 10-K as Successor, for the fiscal year ended September 30, 2012 and the period from November 4, 2010 (inception) to September 30, 2011 and balance sheet data as of September 30, 2012 and 2011 are derived from Holdings’ audited consolidated financial statements and the notes thereto contained elsewhere in this Form 10-K.

Predecessor Financial Data

The historical statement of operations data of the Distribution Business, referred to in this Form 10-K as the Predecessor, for the six months ended March 31, 2011 and for the fiscal years ended September 30, 2010, 2009 and 2008 and balance sheet data as of September 30, 2010, 2009 and 2008 are derived from the audited consolidated financial statements of the Distribution Business and the notes thereto. All Predecessor condensed financial data represents a carve-out financial statement presentation of the Distribution Business, which was an unincorporated commercial unit of Ashland. For more information on the carve-out presentation of the Distribution Business, see the financial statements and the notes thereto included under Item 8 in this Form 10-K.

The historical consolidated financial data for periods prior to March 31, 2011 presented below do not reflect the consummation of the Ashland Distribution Acquisition and the transactions related thereto or our capital structure following the Ashland Distribution Acquisition and the transactions related thereto. We were formed on November 4, 2010 and entered into certain agreements with Ashland on November 5, 2010 to acquire the Distribution Business. At the closing of the Ashland Distribution Acquisition on March 31, 2011, we acquired the Distribution Business. We had no operating activities between our November 4, 2010 inception date and the closing date of the Ashland Acquisition, although we incurred various transaction costs, formation costs and interest expense, which have been included in the Successor period from November 4, 2010 (inception) to September 30, 2011.

You should read these tables along with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1. Business” and historical consolidated financial statements and the notes thereto included under Item 8. of this Form 10-K.

	Successor		Predecessor
	Fiscal Year Ended September 30,	For the Period from November 4, 2010 (inception) to September 30,	Six Months Ended March 31,	Fiscal Year Ended September 30,
(Dollars in thousands)	2012	2011	2011	2010	2009	2008
Statement of Operations Data:
Sales	$4,014,564	$2,084,284	$1,869,167	$3,419,364	$3,020,726	$4,374,071
Cost of sales	3,652,583	1,917,449	1,706,627	3,102,006	2,718,539	4,034,140

Gross profit	361,981	166,835	162,540	317,358	302,187	339,931
Selling, general and administrative expenses	314,438	135,050	76,021	173,851	162,314	190,643
Corporate overhead allocation	—	—	48,577	90,225	90,528	96,141
Transaction related costs	5,970	85,205	—	—	—	—

Operating income (loss)	41,573	(53,420)	37,942	53,282	49,345	53,147
Other income	2,090	787	2,434	2,587	3,729	3,346
Interest income	346	152	—	—	—	—
Interest expense	(45,353)	(24,898)	—	—	—	—

Income (loss) before income taxes	(1,344)	(77,379)	40,376	55,869	53,074	56,493
Income tax expense	2,254	712	14,484	20,227	22,307	22,528

Net income (loss)	$(3,598)	$(78,091)	$25,892	$35,642	$30,767	$33,965

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating Activities	$112,417	$(44,298)	$15,227	$(56,173)	$245,049	$168,976
Investing Activities	(21,759)	(976,741)	(2,075)	(18,046)	(5,792)	(25,058)
Financing Activities	20	1,067,166	(13,152)	74,219	(239,257)	(143,918)

Balance Sheet Data (at period end):
Cash and cash equivalents	$135,335	$44,989	$—	$—	$—	$—
Working capital(1)	556,356	527,017	361,510	341,583	229,168	428,765
Total assets	1,482,525	1,420,123	1,007,513	912,491	794,209	1,113,510
Long term obligations(2)	604,002	649,373	386	410	—	—
Total liabilities	1,074,094	1,056,095	514,233	431,951	423,530	534,332

Other Financial Data:
Capital expenditures(3)	$22,894	$4,375	$2,869	$18,912	$6,594	$27,316
Depreciation and amortization	40,084	19,791	14,207	27,724	28,178	24,073

(1)	Working capital means current assets minus current liabilities.
(2)	Long term obligations represent debt, including current portion, net of discount, and capital leases for the Successor periods and capital leases only for the Predecessor periods.
(3)	For fiscal year 2010, capital expenditures include $4.8 million of fixed assets transferred from Ashland to the Distribution Business for purposes of preparing the Distribution Business to operate as a stand-alone entity and $14.1 million of capital expenditures actually incurred in connection with the Distribution Business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. To the extent this discussion and analysis contains forward- looking statements, these statements involve risks and uncertainties. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us as the Successor will be those that are anticipated. Actual results may differ materially from those anticipated in these forward-looking statements. See “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward Looking Statements”

Overview

We were formed on November 4, 2010 to acquire the Distribution Business from Ashland. As a result of the Ashland Distribution Acquisition, we became a stand-alone distributor of chemicals and composite raw materials in North America and plastics in North America, EMEA and Asia. We also provide environmental services, including hazardous and nonhazardous waste collection, recovery, recycling and disposal, in North America.

Since the closing of the Ashland Distribution Acquisition on March 31, 2011, we have built stand-alone capabilities and have focused on completing the financial and operational carve out from Ashland while simultaneously operating the business with a renewed focus on growth in our core distribution businesses and our environmental services business. We have increased worldwide headcount by over 160 employees since completing the Ashland Distribution Acquisition. As we have built our internal capabilities, we have been reliant on Ashland to provide administrative functions under a transition services agreement (“TSA”). This has resulted in duplicate costs in some functions for a period of time. We paid Ashland approximately $25.3 million for transition services for the year ended September 30, 2012 and approximately $17.0 million for the period from November 4, 2010 (inception) to September 30, 2011. While critical activities, such as, accounting, treasury, human resources, and information technology functions, were initially provided to us by Ashland, we are now performing nearly all of these functions ourselves, independent of Ashland. A few exceptions remain, as Ashland still provides some back office support in locations outside the United States as well as office space in some locations. While we have until March 2014 to exit the TSA with Ashland, we have exited nearly all of the TSA agreements as of September 30, 2012.

We offer our customers over 27,000 products used in a broad cross section of industries, including construction, chemicals manufacturing, energy, paints and coatings, transportation, retail, medical, marine and personal care. We distribute these products through over 160 owned, leased or third party warehouses, rail terminals and tank terminals in North America, Asia and EMEA. We connect a network of over 1,100 suppliers with a diverse base of more than 27,000 customers.

Operational and Financial Highlights

While our company was formed on November 4, 2010, we did not complete the purchase of assets and begin operating the Distribution Business until April 1, 2011. Our fiscal year ended September 30, 2012 represents our first full fiscal year as a stand-alone company. Important recent events and accomplishments include the following:

•	Effective November 29, 2012 and October 16, 2012, we amended certain provisions of the Term Loan Facility and the ABL Facility, including raising $175 million of incremental financing in the Term Loan Facility;

•	We formed a joint venture to expand our distribution business in the rapidly growing Chinese market; on November 1, 2012, the joint venture acquired all of Beijing Plaschem’s operations;

•	We successfully exited nearly all TSA’s in late August and September, including accounting, treasury, human resources, and information technology functions;

•	On June 15, 2012, the exchange offer of our senior subordinated notes was completed with 100% of the outstanding principal amount of notes being tendered for exchange; and

•	We continued efforts to build our own unique culture focused on the elements required to become a growth-oriented, performance-based business.

Segment Overview

We manage our Company in four lines of business, or operating segments: Chemicals, Plastics, Composites and Environmental Services. Our Chemicals and Plastics lines of business are reportable segments. The Composites and Environmental Services lines of business do not individually meet the materiality threshold for separate disclosure. As a result, they are combined for presentation and disclosure purposes in an “other” category. Chemicals, Plastics and Composites are distribution businesses, while our Environmental Services business provides hazardous and non-hazardous waste collection, recovery, recycling and disposal services. A further description of our lines of business follows:

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users, primarily in North America. Markets served include the paint and coating, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, energy, lubricants and paper industries. Sales in our Chemicals line of business represented 46.5% of our total sales for the year ended September 30, 2012 and 46.6% of our total sales for the period from November 4, 2010 (inception) to September 30, 2011.

Plastics. Our Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a very broad product line of prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. Our Plastics line of business sells plastic resins and compounds in railcar, bulk truck, truckload boxes and less-than-truckload quantities. Key markets served include the automotive and medical industries. Sales in our Plastics line of business represented 42.3% of our total sales for the year ended September 30, 2012 and 42.4% of our total sales for the period from November 4, 2010 (inception) to September 30, 2011.

Composites. Our Composites line of business supplies mixed truckload and less-than-truckload quantities of polyester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the corrosion, marine, building and construction, cast polymer and other specialty reinforcement industries in North America. Sales in our Composites line of business represented 8.5% of our total sales for the year ended September 30, 2012 as well as for the period from November 4, 2010 (inception) to September 30, 2011.

Environmental Services. Our Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services in North America, primarily in the United States. These environmental services are offered through a network of distribution centers, including several transfer facilities that have been fully permitted by the U.S. Environmental Protection Agency and state environmental agencies. Sales in our Environmental Services line of business represented 2.7% of our total sales for the year ended September 30, 2012 and 2.5% of our total sales for the period from November 4, 2010 (inception) to September 30, 2011.

Ashland Distribution Acquisition

We acquired the Distribution Business from Ashland on March 31, 2011. The net purchase price for the Distribution Business was $972.4 million, including aggregate liabilities assumed in connection with the Ashland Distribution Acquisition of $407.4 million. Transaction costs incurred in connection with the Ashland Distribution Acquisition were $103.2 million. We financed the Ashland Distribution Acquisition and related transaction costs with $652.0 million in aggregate principle of debt financing as well as $451.0 million in common equity capital. Immediately after the Ashland Distribution Acquisition, TPG owned approximately 99.8% of the Company, with the remainder owned by members of our management.

The Ashland Distribution Acquisition was accounted for as a business combination using the acquisition method of accounting.

China Joint Venture

On September 5, 2012, we formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem Trading Co, Ltd (“Beijing Plaschem”). Following our initial investment of RMB 96.0 million (approximately $15.1 million), we own 60% of the joint venture. We consolidated the assets of the joint venture at September 30, 2012, consisting primarily of cash, and reflected the 40% we do not own as a contingently redeemable noncontrolling interest (see discussion below). During October 2012, we funded three loans to the joint venture, totaling $50.0 million. We funded our equity contribution and the loans to the joint venture, in part, with a $50.0 million equity investment from TPG completed in September 2012 with the remaining portion funded with a combination of operating cash flow and additional borrowings under our ABL Facility.

On November 1, 2012, Nexeo Plaschem acquired all of Beijing Plaschem’s operations, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364.0 million (approximately $57.9 million) and a note payable of approximately RMB 166.1 million (approximately $26.4 million). The note payable is subject to certain working capital adjustments and is payable in installments through the third fiscal quarter of 2013. We have not finalized the purchase accounting for the acquisition of Beijing Plaschem’s operations and expect that most of the purchase price will be allocated to inventory, purchased intangible assets with finite lives and goodwill. The acquisition of Beijing Plaschem’s operations by Nexeo Plaschem expands the Company’s reach into China.

We have the opportunity, and in certain situations the obligation, to acquire the remaining 40% of the joint venture from the shareholders of Beijing Plaschem in several steps for cash up to approximately RMB 650 million (approximately $103.1 million at September 30, 2012), if certain conditions are met. The shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to us after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to approximately RMB 500 million (approximately $79.3 million at September 30, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of 2013. At September 30, 2012, none of the required conditions that could trigger the exercise of these rights and obligations have been met.

Factors Affecting Comparability of Historical Financial Results

Prior to the Ashland Distribution Acquisition, the Distribution Business operated as an unincorporated commercial unit of Ashland and used centralized functions of Ashland to support its operations, and, in return, Ashland allocated certain of its expenses to the Distribution Business. Since the Ashland Distribution Acquisition, we have operated as a stand-alone company and our results of operations are not directly comparable to the historical results of operations for certain of the periods presented, primarily because:

•	the working capital of the Distribution Business had historically been part of Ashland’s centralized corporate-wide cash management program. Due to the stand-alone nature of our operations and the Ashland Distribution Acquisition-related financing transactions, our working capital, working capital requirements and related expenses are materially different since we incur cash interest expenses, amortization of financing costs, and maintain our own cash balances.

•	prior to the Ashland Distribution Acquisition, selling, general and administrative costs attributable to the services provided, and benefits received from Ashland, together with an allocation of Ashland’s overhead costs, were included in costs and expenses in the consolidated statements of operations of the Distribution Business as corporate overhead allocation. The expense and cost allocations were intended to reflect the utilization of services provided or the benefits received during the periods presented. These allocations may not reflect the expenses that would have been incurred if we had been operating as a separate stand-alone entity and accordingly may not compare with our results of operations, financial position and cash flows.

Since the Ashland Distribution Acquisition, some of our administrative functions have been provided by Ashland through the TSA. We have paid Ashland for the provision of services according to the terms of the TSA. These services included certain information technology, treasury, accounting, human resources and other functions. Since the close of the Ashland Distribution Acquisition, we hired personnel and entered into third party arrangements in order to be in a position to opt-out of these transition services earlier than the contractual timelines of the TSA. Additionally, we established our executive offices in The Woodlands, Texas and relocated a portion of our staff to that office.

•	during the first quarter of fiscal year 2012, we elected to change our method of accounting for U.S. inventories to the weighted average cost method from the LIFO method and have applied this change in accounting retrospectively to March 31, 2011 (the Ashland Distribution Acquisition date). We believe weighted average cost method is more appropriate because the weighted average cost method:

•	is predominately used in the distribution business;

•	provides a more meaningful presentation of financial position because the weighted average cost method more accurately reflects the current value of inventories on the consolidated balance sheet; and

•	conforms all of our inventories to a single costing method for both U.S and non-U.S. inventories.

The income tax effect of change in accounting principle was not significant due to our tax status as a limited liability company.

Predecessor U.S. inventories are accounted for under the LIFO method. The Distribution Business, as a component of Ashland, was a mature business that built up a large amount of excess replacement costs over LIFO carrying values for U.S. inventories. LIFO assumes that goods sold are those purchased most recently and that goods remaining in inventory at period end are those acquired in chronological order since we adopted LIFO. The effect of using LIFO in times of rising prices is that the value of the most recently purchased, higher cost items are included in cost of goods sold while the older, lower cost goods remain in inventory. The difference between the weighted average cost method (which approximates first-in, first-out) of valuing inventory and the LIFO value of inventory is referred to as a “LIFO reserve.” The Distribution Business had a LIFO reserve of $110.6 million at the Ashland Distribution Acquisition date of March 31, 2011. Applying the acquisition method of accounting resulted in the inventory being “stepped-up” $125.3 million in value to reflect fair value at the time of the Ashland Distribution Acquisition. The $125.3 million step-up was comprised of the elimination of the LIFO reserve of $110.6 million and a step-up of the average cost inventory value by $14.7 million.

•	Ashland retained and agreed to indemnify us for certain liabilities relating to the Distribution Business arising prior to the closing of the sale, which include pension and other post-retirement benefits, as well as certain other potential liabilities, including litigation and environmental liabilities relating to the pre-closing period.

•	the income taxes of the Distribution Business are calculated on a separate return basis, although the operations have historically been included in the Ashland U.S. federal and state tax returns or non-U.S. jurisdictions’ tax returns. Ashland’s global tax model has been developed based on its entire portfolio of businesses and, accordingly, it is not necessarily reflective of the tax model for the distribution business as a stand-alone company. Additionally, Ashland conducted its operations as a corporation, whereas we conduct operations as a limited liability company with substantially all earnings taxed at the member level. Accordingly, we are not subject to U.S. federal or certain state income taxes at an entity level, although we remain subject to certain state income taxes and income and other taxes in EMEA and Asia.

As a result of the factors listed above, historical results of operations and other financial data, period-to-period comparisons of these results and certain other financial data may not be comparable or indicative of future results.

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions: The consumption of chemicals, plastics and composites in the industries that we serve generally corresponds to the level of production of goods and services in the overall regional and global economies. As a result, when general economic conditions improve or deteriorate, our volumes tend to fluctuate accordingly. We manage our cost structure in line with general economic conditions but, ultimately, our volumes and profitability are correlated with the underlying demand for the end-products of the industries we serve.

Price fluctuations: The prices at which we resell the products that we distribute in our chemicals, plastics and composites businesses fluctuate in accordance with the prices that we pay for these products, which in turn are driven by the underlying commodity prices in accordance with supply and demand economics, including raw material inputs. We endeavor to pass on to our customers both price increases and decreases in accordance with the fluctuations in our product costs and transportation-related costs, such as fuel. As a result, movements in our product prices tend to result in largely corresponding changes to our sales and cost of sales.

Volume-based pricing: We procure chemicals, plastics and composite raw materials through purchase orders rather than under long-term contracts with firm commitments. Our arrangements with key producers are typically embodied in agreements that we refer to as framework supply agreements. We work to develop strong relationships with a select group of producers that we target based on a number of factors including price, breadth of product offering, quality, market recognition, delivery terms and schedules, continuity of supply and each producer’s strategic positioning. Our framework supply agreements with producers typically renew annually and, while they generally do not provide for specific product pricing, some, primarily those related to our chemicals commercial unit, include volume-based financial incentives through supplier rebates, which we earn by meeting or exceeding target purchase volumes.

Effects of inflation: Some of our assets and liabilities, primarily cash, receivables, inventories and accounts payable, are impacted by inflation because they are indirectly affected by market prices of raw materials for our products. To the extent that we are able to manage our working capital in periods of changing prices, the overall effects on our net working capital are generally not significant. Our non-monetary assets, consisting primarily of intangible assets and goodwill, have not been significantly affected by inflation.

Outlook

Because we distribute thousands of products across a diverse set of industries and end markets, our business is affected by broad macroeconomic trends and growth in gross domestic product in the various economies in which we operate. In addition, our business is affected by trends in market prices of primary raw materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. The market prices of downstream derivatives of crude oil and natural gas are in turn affected by the production choices our suppliers make and the relative capacity they choose to make available for production of the various products. In inflationary environments, our average selling prices typically rise as producers raise their market prices. In such an environment, our customers maximize the amount of inventory they carry in anticipation of higher prices. This has a favorable impact on our volumes and gross profits due to the lag between rising prices and cost of goods. When deflationary forces drive market prices of products down, we must quickly adjust our inventory buying patterns to respond to the declining prices and replace inventories at lower costs.

In 2011 and into 2012, the global economy continued to slowly recover from the severe recession that began during 2008 and continued through most of 2010. Global industrial end-markets, which were some of the most significantly impacted end-markets during the recession, demonstrated a more consistent recovery throughout the period in nearly all regions. Markets driven by consumer spending, particularly discretionary consumer spending, remained relatively weak due to persistent unemployment and a lack of consumer confidence. Activity levels in construction markets in the developed regions of North America and Europe remained challenging. The North American economy generally followed the global trends with improving industrial activity despite persistent concerns about unemployment, consumer spending and consumer confidence. In Europe, economies in 2011 and 2012 generally underperformed in comparison with most other major economies, led by recurring concerns over government debt loads and the ability to sustain or refinance the debt loads. Several major European countries initiated significant austerity measures to rein in spending and maintain access to debt markets. Unemployment levels in most countries in the region remained high, and the effects of the austerity measures were not fully reflected given that most of them were only beginning to be implemented in the latter stages of 2011.

Entering the first quarter of our fiscal year ending September 30, 2013, we expect the economic recovery to be slow and inconsistent in the near term as economic indicators present conflicting signals regarding the direction of the global economy. The growth rate in emerging global regions is expected to moderate somewhat, but still easily outpace the developed regions. We anticipate that the North American recovery will continue but will occur over a much longer time period than we originally thought with higher industrial activity, higher levels of employment and conditions in the financial markets improving very slowly. In addition, a European recovery in 2013 is becoming less likely as export growth moderates and further impacts are realized from austerity measures. Demand in most European economies is also not expected to follow a consistent pattern as responses to the changing political environment cause additional uncertainty. It should be noted that actual economic activity could be vastly different than our expectations particularly given the continued uncertainties in the Eurozone, which could significantly affect policy direction and economic activity.

In the fourth fiscal quarter of 2012, we experienced a continued deflationary pricing environment in both our Chemicals and Plastics lines of business, which was consistent with the third fiscal quarter. Pricing in both lines of business stabilized and then began to slowly increase near the end of the fourth fiscal quarter and entering the final quarter of the calendar year. Pricing was generally deflationary during the fiscal year, as we experienced consistently increasing prices in only one fiscal quarter. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices, but the reverse is true in inflationary price environments. The current stable pricing environment could change at any time based on the macro-economic factors described above. To minimize our risk in deflationary pricing environments, we closely monitor economic indicators and manage our inventory levels. We anticipate volatility in pricing levels during the remainder of calendar year 2012, and we will stock inventory accordingly.

On October 29, 2012 Hurricane Sandy caused significant damage and disrupted business in the northeastern part of the U.S. We maintain standard insurance against catastrophic losses, which are subject to a deductible. We are currently in the process of assessing damages and potential insurance coverage. Additionally, we are evaluating the adverse effect on our operations in the first quarter of our fiscal year, due to property damage and interrupted business incurred by our customers and suppliers.

On November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing our Chemicals business. There were no injuries to personnel as a result of the fire and all other buildings at the location are functioning as normal. We are utilizing other locations to service our Chemicals customers in the region, and we do not expect any significant impact to our operations as a result of the fire. We are currently investigating the cause of the fire and we are in the process of assessing damages and potential insurance coverage.

We remain intensely focused on the initiatives we launched in fiscal year 2011 and implemented in 2012 to enhance growth and profitability, including:

•	leveraging our centralized business model by more closely integrating our customer service functions with our distribution network to significantly enhance customer service;

•	improving our pricing methodologies to reflect market conditions and optimize margins;

•	enhancing the processes and tools used by our sales force to increase productivity and provide them with a much greater opportunity to enjoy the success of our incentive programs;

•	expanding our footprint globally and focusing on end markets we believe will grow faster than the overall market; and

•	attracting and retaining the talent we need to accelerate the expected benefits from the investments we have made in our commercial organization as we turn our focus from carve out activities to execution of our strategies.

Results of Operations

Fiscal Year Ended September 30, 2012 Compared with Period from November 4, 2010 (inception) through September 30, 2011 (Successor)

In the following discussion, historical results for the Successor for the fiscal year ended September 30, 2012 are compared and discussed in relation to historical results for the Successor for the period from November 4, 2010 (inception) to September 30, 2011. We were incorporated on November 4, 2010 and on November 5, 2010 entered into certain agreements with Ashland to acquire the Distribution Business. We acquired the Distribution Business on March 31, 2011; accordingly, the Successor financial statements include the consolidated accounts of such acquired businesses for the period from April 1, 2011 to September 30, 2011. We had no operating activities between November 4, 2010 (inception) and March 31, 2011 (the closing date of the Ashland Distribution Acquisition), although we issued senior subordinated notes and incurred various transaction and formation costs, which have been included in the period from November 4, 2010 (inception) through September 30, 2011.

	Successor		Period Over Period		Percentage of Sales and Operating Revenues For the Periods
(in millions)	Fiscal Year Ended September 30, 2012	November 4, 2010 (inception) to September 30, 2011	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	Fiscal Year Ended September 30, 2012	November 4, 2010 (inception) to September 30, 2011
Sales and operating revenues	$4,014.6	$2,084.3	$1,930.3	92.6%	100.0%	100.0%
Cost of sales and operating expenses	3,652.6	1,917.5	(1,735.1)	(90.5)	91.0	92.0

Gross profit	362.0	166.8	195.2	117.0	9.0	8.0
Selling, general and administrative expenses	314.4	135.1	(179.3)	(132.7)	7.8	6.5
Transaction related costs	6.0	85.2	79.2	93.0	0.1	4.0

Operating income (loss)	41.6	(53.5)	95.1	177.8	1.1	(2.5)
Other income	2.1	0.8	1.3	162.5	—	—
Interest expense, net	(45.0)	(24.7)	(20.3)	(82.2)	(1.1)	(1.2)

Income (loss) before income taxes	(1.3)	(77.4)	76.1	98.3	0.0	(3.7)
Income tax expense	2.3	0.7	(1.6)	(228.6)	0.1	—

Net income (loss)	$(3.6)	$(78.1)	$74.5	95.4%	(0.1)%	(3.7)%

Sales and operating revenues

For the fiscal year ended September 30, 2012, sales and operating revenues were $4,014.6 million compared to $2,084.3 million for the period from November 4, 2010 (inception) to September 30, 2011, an increase of $1,930.3 million or 92.6%. The increase was primarily due to the fact that we commenced operations on April 1, 2011 after the Ashland Distribution Acquisition and did not generate operating revenue for the period from November 4, 2010 (inception) to March 31, 2011. During the fiscal year ended September 30, 2012, we saw a decrease in the average selling prices of our products. Selling prices for chemicals and plastics are primarily dependent on the cost of raw materials consisting of crude oil, natural gas and derivatives of these two commodities. In addition, the prices of key feedstocks propylene and ethylene are affected by numerous factors, including choices made by producers for uses of these feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry) and capacity devoted to production of these feedstocks. Natural gas prices and the average price of a barrel of crude oil during the fiscal year ended September 30, 2012 decreased 12.2% and 0.4%, respectively, from the operational period from April 1, 2011 to September 30, 2011 contributing to average price decreases in our products.

Cost of sales and operating expenses

Cost of sales and other operating expenses for the fiscal year ended September 30, 2012 were $3,652.6 million compared to $1,917.5 million for the period from November 4, 2010 (inception) to September 30, 2011. The increase is the result of a full year of operations in the current year compared to only six months of operations for the period from November 4, 2010 (inception) to September 30, 2011. Similar to factors that influence our selling prices, our cost of sales is significantly affected by the cost of crude oil, natural gas and the many derivatives of these two commodities. Since we are a distributor, raw material prices are set by producers and fluctuate based on market demands, feedstock costs and other macroeconomic factors that impact the producers.

Cost of sales and other operating expenses as a percentage of sales decreased from 92.0% to 91.0%, which increased our gross profit margin from 8.0% for the period from November 4, 2010 (inception) to September 30, 2011 to 9.0% for the fiscal year ended September 30, 2012. The gross margin increase is attributable to our increased focus in 2012 on market based pricing and higher margin products. The positive impacts of our focus on market-based pricing and higher gross margin products were partially offset by a deflationary period for three out of four quarters in fiscal year 2012. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices. To minimize our risk in deflationary pricing environments, we closely monitor and manage inventory levels to keep sufficient inventory on hand to meet customer service requirements.

Cost elements pertaining to warehousing and delivery were relatively stable for the fiscal year ended September 30, 2012 compared to the six months of operations in the period from November 4, 2010 (inception) to September 30, 2011.

Selling, general and administrative expenses and corporate overhead allocation

Selling, general and administrative expenses were $314.4 million for the fiscal year ended September 30, 2012 compared to $135.1 million for the period from November 4, 2010 (inception) to September 30, 2011. The period from November 4, 2010 (inception) to September 30, 2011 reflects six months of operating activity compared to a full year in the current year. Selling, general and administrative expenses as a percentage of sales increased to 7.8% for the fiscal year ended September 30, 2012 compared to 6.5% for the period from November 4, 2010 (inception) to September 30, 2011. The increase was primarily attributable to increased personnel costs. As a percentage of sales, personnel costs increased to 4.2% for the fiscal year ended September 30, 2012 from 3.3% for the six months of operations in the period from November 4, 2010 (inception) to September 30, 2011. We continued to make significant investments in personnel and processes to focus on market-based pricing and enhance our commercial capabilities by increasing resources on product line management, sales force size and sales force effectiveness programs. As expected, we incurred additional costs to hire and develop key personnel to build our infrastructure, exit the TSA and develop compliance programs to operate our business as a standalone SEC registrant. We also incurred additional expenses related to rent, telecommunications, information technology, travel and other operating expenses as we established our corporate headquarters in The Woodlands, Texas.

Transaction related costs

We incurred $6.0 million in transaction related costs for fiscal year ended September 30, 2012 compared to $85.2 million for the period from November 4, 2010 (inception) to September 30, 2011, a decrease of $79.2 million or 93.0%. The $85.2 million is primarily related to the Ashland Distribution Acquisition, while the $6.0 million in the fiscal year ended September 30, 2012 is primarily related to legal and consulting fees incurred in connection with the Beijing Plaschem joint venture and other potential transactions.

Interest expense, net

Net interest expense for the fiscal year ended September 30, 2012 was $45.0 million compared to $24.7 million for the period from November 4, 2010 (inception) to September 30, 2011. We executed the $325.0 million Term Loan Facility and $175.0 million of senior subordinated notes on March 9, 2011 in connection with the Ashland Distribution Acquisition. We also executed our ABL Facility on March 31, 2011, which is a revolving credit facility that provides up to $500.0 million through a U.S. tranche and a Canadian tranche of up to $40.0 million in Canadian dollars. Interest expense for the fiscal year ended September 30, 2012 represents a full year of interest on this debt compared to the period from November 4, 2010 (inception) to September 30, 2011, which reflects interest from March 9, 2011 to September 30, 2011 on the Term Loan Facility, the ABL Facility and the senior subordinated notes.

Income tax expense

Income tax expense for the fiscal year ended September 30, 2012 was $2.3 million on a pretax loss of $1.3 million compared to expense of $0.7 million on a pretax loss of $77.4 million for the period from November 4, 2010 (inception) to September 30, 2011. Since we are organized as a limited liability company, we are generally not subject to U.S. income taxes, except for a limited number of state and local jurisdictions. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S. state and local jurisdictions. The increase of $1.6 million in income tax expense is largely attributed to increased valuation allowances on foreign losses and increased profits in jurisdictions where we are subject to income tax.

Business Segment Review

	Successor		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Periods
(in millions)	Fiscal Year Ended September 30, 2012	November 4, 2010 (inception) to September 30, 2011	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	Fiscal Year Ended September 30, 2012	November 4, 2010 (inception) to September 30, 2011
Chemicals
Sales and operating revenues	$1,869.7	$971.5	$898.2	92.5%	46.5%	46.6%
Gross Profit	$168.5	$78.8	$89.7	113.8%	46.5%	47.2%
Gross Profit %	9.0%	8.1%
Plastics
Sales and operating revenues	$1,697.1	$883.0	$814.1	92.2%	42.3%	42.4%
Gross Profit	$139.0	$61.5	$77.5	126.0%	38.4%	36.9%
Gross Profit %	8.2%	7.0%
Other
Sales and operating revenues	$447.8	$229.8	$218.0	94.9%	11.2%	11.0%
Gross Profit	$54.5	$26.5	$28.0	105.7%	15.1%	15.9%
Gross Profit %	12.2%	11.5%
Consolidated
Sales and operating revenues	$4,014.6	$2,084.3	$1,930.3	92.6%	100.0%	100.0%
Gross Profit	$362.0	$166.8	$195.2	117.0%	100.0%	100.0%
Gross Profit %	9.0%	8.0%

Chemicals

For the fiscal year ended September 30, 2012, sales and operating revenues for the Chemicals line of business increased $898.2 million, or 92.5%, from the period from November 4, 2010 (inception) to September 30, 2011. The increase was directly attributable to a full year of operations in the current period compared to six months of operations in the period from November 4, 2010 (inception) to September 30, 2011. During the fiscal year ended September 30, 2012, we experienced margin growth due to improving demand in the personal care, paints and coating, pharmaceuticals and chemical manufacturing end markets. This growth was partially offset by a decrease in volume and a slight decrease in margin in the lubricants end market. Gross profit as a percentage of sales increased to 9.0% for the fiscal year ended September 30, 2012 compared to 8.1% for the period from November 4, 2010 (inception) to September 30, 2011 primarily as a result of improved product margin management, which drove higher unit gross margins across specialty and other products.

The positive impacts of our focus on market-based pricing and higher gross margin products were partially offset by a decrease in average selling prices during the fiscal year ended September 30, 2012 compared to the six months of operations period from November 4, 2010 (inception) to September 30, 2011. The decrease was primarily attributable to a decrease in some key monomers tied to crude oil and natural gas prices.

Plastics

Sales and operating revenues for the Plastics line of business increased $814.1 million, or 92.2%, for the fiscal year ended September 30, 2012 compared to the period from November 4, 2010 (inception) to September 30, 2011. The increase was directly attributable to a full year of operations in the current period compared to only six months of operations in the period from November 4, 2010 (inception) to September 30, 2011. During the fiscal year ended September 30, 2012, while we faced a deflationary pricing environment as market prices declined three out of the four quarters. However, during this challenging period, we were successful in driving both volume and margin growth through increased focus on the healthcare and automotive end markets in North America. In EMEA, we continued to see a challenging environment due to macroeconomic conditions in Western Europe. Gross profit as a percentage of Plastics sales increased to 8.2% for the fiscal year ended September 30, 2012 compared to 7.0% for the period from November 4, 2010 (inception) to September 30, 2011. The increase is primarily attributable to unit gross margin gains in engineered polymers and an increased focus on market-based pricing and higher margin products in North America.

The positive impacts of our focus on market-based pricing and higher gross margin products were partially offset by a decrease in average selling prices during the fiscal year ended September 30, 2012 compared to the period from November 4, 2010 (inception) to September 30, 2011, which was primarily attributable to a decrease in the price of crude oil and natural gas.

Other

Combined sales and operating revenues for the Other category increased $218.0 million, or 94.9%, for the fiscal ended September 30, 2012 compared to the period from November 4, 2010 to September 30, 2011. Gross profit for the Other category increased $28.0 million, or 105.7%. The increases are directly attributable to a full year of operations in the current period compared to only six months of operations in the period from November 4, 2010 (inception) to September 30, 2011. Gross profit as a percentage of Other sales increased to 12.2% for the fiscal year ended September 30, 2012 compared to 11.5% for the six months of operations in the period from November 4, 2010 (inception) to September 30, 2011. This increase is largely attributed to improved price management and customer mix for our Environmental Services line of business.

Margin was relatively flat for the Composites line of business during the fiscal year ended September 30, 2012 compared to the six months of operations in the period from November 4, 2010 (inception) to September 30, 2011. This is attributed to strengthening marine and corrosion markets during the 2012 period, offset by continuing weakness in transportation and construction markets resulting in essentially a flat market landscape in the Composites line of business.

Period from November 4, 2010 (inception) through September 30, 2011 (Successor) Compared with Fiscal Year Ended September 30, 2010 (Predecessor)

In the following discussion, historical results for the Successor for the period from November 4, 2010 (inception) to September 30, 2011 are compared and discussed in relation to historical results for the Predecessor for the fiscal year ended September 30, 2010.

	Successor	Predecessor	Period Over Period		Percentage of Sales and Operating Revenues For the Periods
(in millions)	November 4, 2010 (inception) to September 30, 2011	Fiscal Year Ended September 30, 2010	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	November 4, 2010 (inception) to September 30, 2011	Fiscal Year Ended September 30, 2010
Sales and operating revenues	$2,084.3	$3,419.4	$(1,335.1)	(39.0)%	100.0%	100.0%
Cost of sales and operating expenses	1,917.5	3,102.0	1,184.5	38.2	92.0	90.7

Gross profit	166.8	317.4	(150.6)	(47.4)	8.0	9.3
Selling, general and administrative expenses	135.1	173.9	38.8	22.3	6.5	5.1
Corporate overhead allocation	—	90.2	90.2	100.0	—	2.7
Transaction related costs	85.2	—	(85.2)	(100.0)	4.0	—

Operating income (loss)	(53.5)	53.3	(106.8)	(200.4)	(2.5)	1.5
Other income	0.8	2.5	(1.7)	(68.0)	—	0.1
Interest expense, net	(24.7)	—	(24.7)	(100.0)	(1.2)	—

Income (loss) before income taxes	(77.4)	55.8	(133.2)	(238.7)	(3.7)	1.6
Income tax expense	0.7	20.2	19.5	96.5	—	0.6

Net income (loss)	$(78.1)	$35.6	$(113.7)	(319.4)%	(3.7)%	1.0%

Sales and operating revenues

Sales and operating revenues were $2,084.3 million for the Successor period ended September 30, 2011 compared to $3,419.4 million for fiscal year ended September 30, 2010, a decrease of $1,335.1 million, or 39.0%. The decrease was directly attributable to the comparison of operating results of a six month period with a full fiscal year. For the Successor period ended September 30, 2011, raw materials decreased $1,118.5 million or 38%. This decrease was directly attributable to comparison of the operating results of a six month period with a full fiscal year. The Successor period ended September 30, 2011 included revenues attributable to price increases of $305.5 million as average selling prices for products increased 20.0%, including increases in average selling prices in our Chemicals business of 20.9%, increases in average selling prices in our Plastics business of 20.1% and increases in average selling prices in our Composites business of 11.1%. The increase in average selling price was due to increased raw materials prices as a result of increasing oil and natural gas prices, along with a shift in product mix towards higher value, lower volume products. The price of raw materials increased an average of 19.3%, or $291.3 million, during the Successor ended September 30, 2011, as compared to full fiscal year ended September 30, 2010. The average price of a barrel of crude oil increased 15.8% from the fiscal year ended September 30, 2010 to the Successor period ended September 30, 2011, contributing to price increases in our products. Volumes in pounds sold per shipping day increased during the Successor period by 1.1% as product demand in the global markets continued to grow at a slow pace. There was also a favorable currency exchange on sales transactions in the Successor period ended September 30, 2011, which increased sales by $36.6 million.

Cost of sales and operating expenses

Cost of sales and operating expenses were $1,917.5 million for the Successor period ended September 30, 2011, compared to $3,102.0 million for the fiscal year ended September 30, 2010, a decrease of $1,184.5 million, or 38.2%. This decrease was directly attributable to the comparison of operating results of a six month period with a full fiscal year. Cost of sales as a percentage of sales was 92.0% for the Successor period ended September 30, 2011, compared to 90.7% for the fiscal year ended September 30, 2010. A portion of the 1.3 percentage point increase was attributable to the Ashland Distribution Acquisition date $14.7 million step-up in inventory to fair value, which was realized through increased cost of sales in the period ended September 30, 2011. Excluding the step-up, the cost of sales would have been 91.3%, or a 0.6 percentage point increase. The remainder of the increase was due to higher product costs during the Successor period ended September 30, 2011.

Gross profit

Gross profit was $166.8 million for the Successor period ended September 30, 2011, a 47.4% decrease when compared to $317.4 million gross profit recorded for fiscal year ended September 30, 2010. This decrease was directly attributable to the comparison of operating results of a six month period with a full fiscal year. Gross profit as a percentage of sales was 8.0% for the Successor period ended September 30, 2011, compared to 9.3% for the Predecessor period for the fiscal year ended September 30, 2010 primarily as a result of higher product costs during the Successor period ended September 30, 2011.

Selling, general and administrative expenses and corporate overhead allocation

Selling, general and administrative expenses of $135.1 million for the Successor period ended September 30, 2011, decreased $38.8 million, or 22.3%, compared to $173.9 million for the Predecessor period for fiscal year ended September 30, 2010. This decrease was directly attributable to the comparison of operating results of a six month period with a full fiscal year. Selling, general and administrative expenses as a percentage of net sales was 6.5% for the Successor period ended September 30, 2011, compared to 5.1% for the fiscal year ended September 30, 2010. This increase is due to additional consulting costs and costs associated with services provided under the TSA in the last six months of the Successor period ended September 30, 2011, as well as costs associated with establishing our corporate headquarters. The corporate overhead allocation costs for the Predecessor periods have been replaced by services under the TSA and additional payroll and transition costs as previously discussed.

Transaction related costs

We incurred transaction related costs of $85.2 million during the Successor period ended September 30, 2011. Of this amount, $68.3 million is attributed directly to the Ashland Distribution Acquisition. These costs consisted of consulting fees, legal fees, tax and licenses, audit services, and various reimbursable expenses associated with the Ashland Distribution Acquisition. The majority of the remaining amount relates to costs associated with the Beijing Plaschem joint venture transaction.

Interest expense, net

We incurred interest expense of $24.7 million for the Successor period ended September 30, 2011, on $653.5 million of borrowings, primarily incurred in connection with the Ashland Distribution Acquisition, compared with no interest expense for the fiscal year ended September 30, 2010. The working capital of the Distribution Business was part of Ashland’s centralized corporate-wide cash management program. There was no debt assigned or allocated to the Distribution Business for the fiscal year ended September 30, 2010, so interest expense is not applicable for this period.

Income tax expense

Income tax expense was $0.7 million for the Successor period ended September 30, 2011, and $20.2 million for the fiscal year ended September 30, 2010. The effective tax rate was 36.2% for the fiscal year ended September 30, 2010. The decrease was due primarily to the change in capital structure from a corporation to a limited liability company as part of the acquisition. Income tax expense of $0.7 million for the Successor period ended September 30, 2011, relates primarily to earnings from certain foreign operations. We recorded a deferred tax asset of $1.3 million relating to operating losses incurred in certain foreign jurisdictions and we recorded a valuation allowance of an equal amount due to uncertainty surrounding the probability of recognizing these tax benefits in the future.

Business Segment Review

	Successor	Predecessor	Period Over Period		Percentage of Consolidated Sales/Gross Profit for the Periods
(in millions)	November 4, 2010 (inception) to September 30, 2011	Fiscal Year Ended September 30, 2010	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	November 4, 2010 (inception) to September 30, 2011	Fiscal Year Ended September 30, 2010
Chemicals
Sales and operating revenues	$971.5	$1,589.1	$(617.6)	(38.9)%	46.6%	46.5%
Gross Profit	$78.8	$150.0	$(71.2)	(47.5)%	47.2%	47.3%
Gross Profit %	8.1%	9.4%
Plastics
Sales and operating revenues	$883.0	$1,421.8	$(538.8)	(37.9)%	42.4%	41.6%
Gross Profit	$61.5	$114.1	$(52.6)	(46.1)%	36.9%	35.9%
Gross Profit %	7.0%	8.0%
Other
Sales and operating revenues	$229.8	$408.5	$(178.7)	(43.7)%	11.0%	11.9%
Gross Profit	$26.5	$53.3	$(26.8)	(50.3)%	15.9%	16.8%
Gross Profit %	11.5%	13.0%
Consolidated
Sales and operating revenues	$2,084.3	$3,419.4	$(1,335.1)	(39.0)%	100.0%	100.0%
Gross Profit	$166.8	$317.4	$(150.6)	(47.4)%	100.0%	100.0%
Gross Profit %	8.0%	9.3%

Chemicals

The Chemicals line of business recorded sales of $971.5 million for the Successor period ended September 30, 2011 compared to $1,589.1 million for the Predecessor period ended September 30, 2010, a decrease of $617.6 million or 38.9%. Price increases accounted for $167.8 million, or 10.5%, offset by volume decreases of $785.3 million or 49.4%. Gross profit for the period was $78.8 million compared to $150.0 million for the fiscal year ended September 30, 2010, a decrease of $71.2 million or 47.5%. The decrease in overall volume was primarily attributable to the comparison of operating results of a six month period with a full fiscal year. Overall volumes in pounds sold per shipping day for the comparable period were relatively flat while selling price per pound was up significantly due to an increase in the underlying prices of feedstocks along with a shift in product mix.

Plastics

The Plastics line of business recorded sales of $883.0 million for the Successor period ended September 30, 2011 compared to $1,421.8 million for the fiscal year ended September 30, 2010, a decrease of $538.8 million or 37.9%. Plastics reported gross profit of $61.5 million compared to $114.1 million for the fiscal year ended September 30, 2010, a decrease of $52.6 million or 46.1%. The decreases were primarily attributable to the comparison of operating results of a six month period with a full fiscal year. Price increases accounted for $147.6 million, or 10.4%, offset by volume decreases of $686.3 million, or 48.3%. Volume growth during the period was affected by macro-economic conditions in the United States, specifically consumer spending. At the same time, rising oil and natural gas prices produced an increase in costs that drove up the average selling price per pound.

Other

The Other category recorded sales of $229.8 million for the Successor period ended September 30, 2011 compared to $408.5 million for the fiscal year ended September 30, 2010, a decrease of $178.7 million or 43.7%. Of this $178.7 million decrease, 69.0% was attributable to the Composites line of business and 31.0% was attributable to our Environmental Services line of business. Combined gross profit for the Other category for the Successor period ended September 30, 2011 was $26.5 million compared to $53.3 million for the fiscal year ended September 30, 2010. These decreases were primarily attributable to the comparison of operating results of a six month period with a full fiscal year. Price increases accounted for $13.0 million or 3.2%, driven by Composites line of business price increases. Overall, the impact of volume decreases in the composites line of business was $191.7 million or 46.9%. The decreases were primarily attributable to the comparison of operating results of a six month period with a full fiscal year.

Six Month Period ended March 31, 2011 (Predecessor) Compared with Fiscal Year Ended September 30, 2010 (Predecessor)

In the following discussion, historical results for the Predecessor for the six months ended March 31, 2011 are compared and discussed in relation to the historical Predecessor results for the fiscal year ended September 30, 2010.

	Predecessor		Period Over Period		Percentage of Sales and Operating Revenues for the Periods
(in millions)	Six Months Ended March 31, 2011	Fiscal Year Ended September 30, 2010	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	Six Months Ended March 31, 2011	Fiscal Year Ended September 30, 2010
Sales and operating revenues	$1,869.2	$3,419.4	$(1,550.2)	(45.3)%	100.0%	100.0%
Cost of sales and operating expenses	1,706.6	3,102.0	1,395.4	45.0	91.3	90.7

Gross profit	162.6	317.4	(154.8)	(48.8)	8.7	9.3
Selling, general and administrative expenses	76.0	173.9	97.9	56.3	4.1	5.1
Corporate overhead allocation	48.6	90.2	41.6	46.1	2.6	2.7

Operating income	38.0	53.3	(15.3)	(28.7)	2.0	1.5
Other income	2.4	2.5	(0.1)	(4.0)	0.2	0.1

Income before income taxes	40.4	55.8	(15.4)	(27.6)	2.2	1.6
Income tax expense	14.5	20.2	5.7	28.3	0.8	0.6

Net income	$25.9	$35.6	$(9.7)	(27.2)%	1.4%	1.0%

Sales and operating revenues

The Distribution Business recorded sales and operating revenues of $1,869.2 million for the six months ended March 31, 2011 compared to $3,419.4 million for the fiscal year ended September 30, 2010, a decrease of $1,550.2 million or 45.3%. This decrease was directly attributable to the comparison of operating results of a six month period with a full fiscal year. In addition, the six month period ended March 31, 2011 included price increases of $153.6 million as average selling prices for products increased 9.9% during the period. This increase is a result of increases in the underlying commodity prices of the raw material inputs. Volume in pounds sold per shipping day was flat over the respective periods. There was an unfavorable currency exchange, which decreased sales by $2.5 million for the six months ended March 31, 2011.

Cost of sales and operating expenses

Cost of sales and operating expenses were $1,706.6 million for the six months ended March 31, 2011 compared to $3,102.0 million for the fiscal year ended September 30, 2010, a decrease of $1,395.4 million or 45.0%. This decrease was directly attributable to the comparison of operating results of a six month period with a full fiscal year. Cost of sales and operating expenses as a percentage of sales was 91.3% for the six months ended March 31, 2011 compared to 90.7% for the fiscal year ended September 30, 2010. This increase in percentage was caused primarily by higher product costs for the six months ended March 31, 2011, compared to the fiscal year ended September 30, 2010, and an increase in costs related to unfavorable currency exchange of $12.3 million. The average price of crude oil increased approximately 15.8% from September 30, 2010 to March 31, 2011.

Gross profit

Gross profit was $162.6 million for the six months ended March 31, 2011, a 48.8% decrease, compared to $317.4 million gross profit recorded for the fiscal year ended September 30, 2010. This decrease was directly attributable to the comparison of operating results of a six month period with a full fiscal year. Gross profit as a percentage of sales was 8.7% for the six months ended March 31, 2011 compared to 9.3% for the fiscal year ended September 30, 2010.

Selling, general and administrative expenses and corporate overhead allocation

Selling, general and administrative expenses were $76.0 million for the six months ended March 31, 2011, which is a decrease of $97.9 million, or 56.3%, compared to $173.9 million for the fiscal year ended September 30, 2010. This decrease was directly attributable to the comparison of operating results of a six month period with a full fiscal year. Selling, general and administrative expenses as a percentage of sales was 4.1% for the six months ended March 31, 2011 compared to 5.1% for the fiscal year ended September 30, 2010. Prior to October 1, 2010, the Distribution Business incurred certain supply chain costs directly and recorded such costs as selling, general and administrative expenses. Ashland began allocating these costs through a corporate allocation beginning on October 1, 2010. As a result, these supply chain costs, totaling $11.1 million in fiscal year 2010, were recorded in selling, general and administrative expenses. These same cost types are reflected in corporate overhead allocation for the six months ended March 31, 2011. This change, as well as a decrease in environmental remediation expenses, resulted in corporate overhead allocations as a percentage of sales remaining flat at 2.6%. During the six months ended March 31, 2011, the Distribution Business recorded $1.5 million in environmental remediation expenses compared to $8.8 million for the fiscal year ended September 30, 2010.

Income tax expense

Income tax expense decreased to $14.5 million for the six months ended March 31, 2011 from $20.2 million for the fiscal year ended September 30, 2010, a decrease of $5.7 million, largely due to the comparison of operating results of a six month period with a full fiscal year. The effective tax rate decreased slightly to 35.9% for the six months ended March 31, 2011 compared to 36.2% for the fiscal year ended September 30, 2010.

Business Segment Review

	Predecessor		Period Over Period		Percentage of Consolidated Sales/Gross Profit for the Periods
(in millions)	Six Months Ended March 31, 2011	Fiscal Year Ended September 30, 2010	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	Six Months Ended March 31, 2011	Fiscal Year Ended September 30, 2010
Chemicals
Sales and operating revenues	$828.7	$1,589.1	$(760.4)	(47.9)%	44.3%	46.5%
Gross Profit	$71.3	$150.0	$(78.7)	(52.5)%	43.8%	47.3%
Gross Profit %	8.6%	9.4%
Plastics
Sales and operating revenues	$831.5	$1,421.8	$(590.3)	(41.5)%	44.5%	41.6%
Gross Profit	$65.5	$114.1	$(48.6)	(42.6)%	40.3%	35.9%
Gross Profit %	7.9%	8.0%
Other
Sales and operating revenues	$209.0	$408.5	$(199.5)	(48.8)%	11.2%	11.9%
Gross Profit	$25.8	$53.3	$(27.5)	(51.6)%	15.9%	16.8%
Gross Profit %	12.3%	13.0%
Consolidated
Sales and operating revenues	$1,869.2	$3,419.4	$(1,550.2)	(45.3)%	100.0%	100.0%
Gross Profit	$162.6	$317.4	$(154.8)	(48.8)%	100.0%	100.0%
Gross Profit %	8.7%	9.3%

Chemicals

For the six months ended March 31, 2011, the Chemicals line of business recorded sales of $828.7 million compared to $1,589.1 million for the year ended September 30, 2010, a decrease of $760.4 million or 47.9%. Gross profit for the six months ended March 31, 2011 was $71.3 million compared to $150.0 million for the fiscal year ended September 30, 2010, a decrease of $78.7 million or 52.5%. These decreases were primarily the result of the comparison of operating results of a six month period with a full fiscal year. Price increases accounted for $68.3 million, or 4.3%, offset by volume decreases of $828.7 million, or 52.1%. Volume per shipping day decreased due to softer demand on high volume commodities, but overall revenue was up due to a shift in product mix towards higher priced products and continued increases in the underlying feedstock prices, primarily in the second fiscal quarter of 2011.

Plastics

The Plastics line of business recorded sales of $831.5 million for the six months ended March 31, 2011 compared to $1,421.8 million for the fiscal year ended September 30, 2010, a decrease of $590.3 million or 41.5%. Gross profit reported for Plastics was $65.5 million compared to $114.1 million for the fiscal year ended September 30, 2010, a decrease of $48.6 million, or 42.6%, which was predominantly attributable to the comparison of operating results of a six month period with a full fiscal year. Price increases accounted for $77.1 million, or 5.4%, offset by volume decreases of $667.4 million, or 46.9%. Pounds per shipping day increased 344 thousand, or 6.5%, due to strong demand for industrial manufacturing in most major markets. The quarter ended March 31, 2011 was also marked by strong market price increases in the commodity markets due to feedstock based supply and demand fluctuations filtering through to the polymer market. Demand was relatively strong despite the beginning of some demand weakening due to historically high prices.

Other

The Other category recorded sales of $209.0 million for the six months ended March 31, 2011 compared to $408.5 million for the prior fiscal year, a decrease of $199.5 million or 48.8%. Of this $199.5 million decrease, 72.7% was attributable to the Composites distribution line of business and 27.3% was attributable to our environmental services line of business. The Other category reported gross profit of $25.8 million compared to

$53.3 million for the fiscal year ended September 30, 2010, a decrease of $27.5 million or 51.6%. The decreases were directly attributable to the comparison of operating results of a six month period with a full fiscal year. Price increases for the Other category accounted for $8.9 million, or 2.2% and volume decreases accounted for $208.4 million, or 51.0%. Pounds per shipping day decreased 16 thousand or 1.7% in the Composites line of business due to seasonality in the comparison period (the second half of the fiscal year is historically stronger than the first), reductions in the marine market and increased competition.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity for operating cash requirements are cash flows generated by operating activities and borrowings under the ABL Facility, which are subject to borrowing base availability. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals, plastics and composite raw materials. Our ability to generate these cash flows in the normal course of business will be significantly influenced by general economic conditions. The amount of borrowings permitted at any time under our ABL Facility is limited by a borrowing base that is comprised of the value of our eligible inventories and accounts receivable held in certain of our subsidiaries. As a result, our access to credit under the ABL Facility is potentially subject to significant fluctuations depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor payments. Significant non-operating cash use during the last quarter of fiscal year 2012 was related to the funding for the initial investment in the joint venture with Beijing Plaschem. We incurred significant non-operating cash use during the first quarter of fiscal year 2013 relating to the funding for the loans to the joint venture and the joint venture’s acquisition of Beijing Plaschem’s operations. We funded our initial cash requirements relating to the joint venture with Beijing Plaschem primarily with a $50.0 million equity investment from TPG completed in September 2012, with the remaining portion funded with a combination of operating cash flow and additional borrowings under our ABL Facility. We have the opportunity, and in certain situations the obligation, to acquire the remaining 40% of the joint venture from the shareholders of Beijing Plaschem in several steps for up to approximately RMB 650.0 million (approximately $103.1 million at September 30, 2012), if certain conditions are met. The shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after delivery of the audited financials for the years ending December 31, 2012 and December 31, 2013 for a payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to approximately RMB 500.0 million (approximately $79.3 million at September 30, 2012). Any subsequent payments or purchases of additional equity interests in the joint venture would not occur prior to calendar year 2013.

Capital expenditures for the fiscal year ended September 30, 2012 were $22.9 million, primarily for information technology to ensure business continuity as we transition out of the information technology services provided by Ashland under the TSA, and for the replacement or betterment of existing assets. We expect our aggregate capital expenditures for the 2013 fiscal year to be approximately $35.0 million, primarily relating to fixed asset replacements and betterments, and to pursue investments and future growth initiatives. This amount excludes payments or purchases of additional equity interests in the joint venture which, as mentioned above, are not expected to occur prior to calendar year 2013.

Beijing Plaschem’s business historically did not have a significant level of capital expenditures as the company did not own any facilities, outsourced all warehouse and logistics activities to third parties and leased all of its office facilities. Additionally, it generated positive cash flows over the past three years and conducted the majority of its business on a cash-on-delivery basis. Other than short term credit lines used to acquire inventory, Beijing Plaschem had no significant debt. Subsequent to the closing of the joint venture’s acquisition of Beijing Plaschem’s operations, the joint venture executed two local short term credit lines for the purpose of acquiring inventory and general working capital. Based on Beijing Plaschem’s historical business performance, we believe that any additional future working capital needs of the joint venture will be funded from the operating cash flow and from borrowings under the local revolving credit facilities of the joint venture. In the event that the joint venture does require additional funding for its operations that cannot be funded out of operating cash flow or the credit facilities, such additional funding will be at the discretion of the board of directors of the joint venture, which is controlled by us. Other than the initial loans and the working capital loan previously mentioned, there is currently no obligation to fund any amounts for the joint venture’s operation, including any losses.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. We did not make any tax distributions during the period from November 4, 2010 (inception) to September 30, 2011. We have made tax distributions to, or on behalf of, our members totaling approximately $12.3 million relating to the fiscal year ended September 30, 2012.

Subsequent to our fiscal year ended September 30, 2012, effective October 16, 2012, we amended certain terms of the Term Loan Facility and the ABL Facility and borrowed an additional $175.0 million on the Term Loan Facility. $100.0 million of the proceeds were used to pay off outstanding amounts under the ABL Facility with the remainder to be used for general corporate purposes. The amendments modified certain provisions within the agreements, primarily to further increase the Company’s investment and financial flexibility and raise the incremental financing in the Term Loan Facility, over and above the incremental borrowing mentioned above. Additionally, effective November 29, 2012, the terms of the Term Loan Facility were further revised such that the initial Excess Cash Flow (as defined in the agreement, as amended) mandatory prepayment, if required, occurs after the fiscal year ended September 30, 2013 in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013.

We are required to make semi-annual interest payments on our senior subordinated notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the senior subordinated notes and the Credit Facilities was $39.3 million for the year ended September 30, 2012. Our ABL Facility matures on March 31, 2016, our Term Loan Facility matures on September 9, 2017, and our senior subordinated notes mature on March 1, 2018.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, and borrowings available to us under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of September 30, 2012, we had $135.3 million in cash and cash equivalents and $346.4 million available under our ABL Facility, net of borrowings and letters of credit. As of October 16, 2012, the date of certain Term Loan Facility and ABL Facility amendments, all balances under our ABL Facility were paid off, resulting in approximately $458.8 million available under the facility.

Under our ABL Facility, as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. As of September 30, 2012, Trigger Event Excess Availability under our ABL Facility was $340.2 million, which was $278.7 million in excess of the $61.5 million threshold that would trigger the foregoing requirements. After giving effect to the October 16, 2012 amendments to the Term Loan Facility and ABL Facility and the incremental resulting pay off of the outstanding ABL borrowings, the Trigger Event Excess Availability is $430.2 million, which is $368.7 million in excess of the $61.5 million threshold.

Our long-term liquidity needs are primarily related to early principal payments required in certain circumstances under the Term Loan Facility and the acquisition of additional interests in our joint venture with Beijing Plaschem if certain conditions are met. While there can be no assurance, we anticipate that cash flows from operations will provide the majority of our long-term liquidity needs described in the prior sentence. Additionally, we have final maturity debt payments on our debt due in 2016, 2017 and 2018. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

As of September 30, 2012, we had $135.3 million in cash and cash equivalents. Of this amount, $120.1 million was held by our foreign subsidiaries outside of the United States. Of the $120.1 million outside of the United States, $40.7 million is held by our Canadian affiliate predominantly in Canadian dollars and $69.2 million is held by various affiliates in Asia, predominantly in U.S. dollars. The remainder is held primarily by our EMEA affiliates, predominantly in euros. Of the September 30, 2012 cash balance at the Asia affiliates, approximately $57.9 million was utilized during the first quarter of fiscal year 2013 for the purchase of Beijing Plaschem’s operations, which closed on November 1, 2012. Currently, there are no material cash or cash equivalent balances denominated in highly illiquid currencies that are not readily convertible into other currencies or U.S. dollars. As such, we do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of our cash and cash equivalents held by our foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

Fiscal Year Ended September 30, 2012 Compared with Period from November 4, 2010 (inception) through September 30, 2011 (Successor)

The following table sets forth the major categories of our historical cash flows for the fiscal year ended September 30, 2012 and the period from November 4, 2010 (inception) through September 30, 2011:

Major Categories of Cash Flows

	Successor
(in millions)	Fiscal Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011
Net cash provided by/(used in) operating activities	$112.4	$(44.3)
Net cash used in investing activities	(21.8)	(976.7)
Net cash provided by financing activities	0.0	1,067.1
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(1.1)

Increase in cash and cash equivalents	90.3	45.0
Cash and cash equivalents at beginning of period	45.0	—

Cash and cash equivalents at end of period	$135.3	$45.0

Cash flows from operations

Net cash provided by operating activities for the fiscal year ended September 30, 2012 was $112.4 million. Net loss of $3.6 million adjusted for significant non-cash items such as depreciation and amortization expenses totaling $46.6 million resulted in approximately $43.0 million of cash flows from operations during the period. The remainder of the cash provided by operating activities was primarily attributable to changes in working capital items, including increased collections of receivables of $5.4 million, a decrease in our investment in inventories of $4.8 million, and an increase in accounts payable and other of $46.9 million. The decrease in accounts receivables is primarily attributable to timing of collections, as there has been no significant change in our billing terms or collection processes during this period. Inventory decreased primarily due to the reduced pricing of goods in a deflationary environment and effective operational planning processes to improve management of inventory levels. Increases in accounts payable and other were largely due to improved working capital management. Working capital for the fiscal year ended September 30, 2012 improved compared to the period from November 4, 2010 (inception) to September 30, 2011, as days payable outstanding increased by seven days.

Net cash used in operating activities for the period from November 4, 2010 (inception) through September 30, 2011 was $44.3 million. The use of cash was primarily attributable to our net loss for the period of $78.1 million. The loss is largely attributable to transaction related costs of $85.2 million. The net loss was partially offset by non-cash charges of $24.8 million, principally depreciation and amortization charges, and a decrease in net working capital changes of $9.8 million.

Cash flows from investing activities

Investing activities used $21.8 million for the fiscal year ended September 30, 2012, primarily for information technology projects as we continued to build capabilities and ensure business continuity as we transitioned out of the information technology services provided by Ashland under the TSA. During the period from November 4, 2010 (inception) to September 30, 2011, investing activities used $976.7 million of cash, principally due to the $972.4 million purchase price for the Distribution Business Acquisition. Purchases of capital assets, primarily transportation equipment, of $4.4 million accounted for the majority of the remainder of the use of cash.

Cash flows from financing activities

Cash used in financing activities was negligible during the fiscal year ended September 30, 2012. Cash flows from financing activities include proceeds from the sale of membership interests of $51.0 million, which includes a $50.0 million investment from TPG, and proceeds from noncontrolling interest of $10.1 million, offset by net reductions in long-term debt of $47.1 million, membership distributions of $12.3 million, repurchases of membership units of $0.4 million and payment of deferred financing costs of $1.3 million. Financing activities during the period from November 4, 2010 (inception) to September 30, 2011 related to the sales of membership interests of $452.0 million and proceeds from issuance of debt of $708.9 million, net of debt issuance costs of $35.0 million. Proceeds from the sale of membership interests and proceeds from the issuance of long-term debt were used to fund the Ashland Distribution Acquisition and for working capital purposes. Cash provided by the issuance of long-term debt and the sale of membership interests was partially offset by repayments of long-term debt of $58.7 million.

Period November 4, 2010 (inception) to September 30, 2011 (Successor) Compared with Six Month Period Ended March 31, 2011 (Predecessor) and Fiscal Year Ended September 30, 2010 (Predecessor)

The following table sets forth the major categories of our cash flows from November 4, 2010 (inception) to September 30, 2011 (Successor), and of the Distribution Business for the six months ended March 31, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor)

Major Categories of Cash Flows

	Successor	Predecessor
(in millions)	For the Period November 4, 2010 (inception) to September 30, 2011	For the Six Month Period Ended March 31, 2011	For the Fiscal Year Ended September 30, 2010
Net cash provided by/(used in) operating activities	$(44.3)	15.2	(56.2)
Net cash used in investing activities	(976.7)	(2.1)	(18.0)
Net cash provided by/(used in) financing activities	1,067.1	(13.1)	74.2
Effect of exchange rate changes on cash and cash equivalents	(1.1)	—	—

Increase in cash and cash equivalents	45.0	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$45.0	$—	$—

Cash flows from operations

Successor: Net cash used in operating activities for the period from November 4, 2010 (inception) through September 30, 2011 was $44.3 million. The use of cash was primarily attributable to our net loss for the period of $78.1 million. The loss is largely attributable to transaction related costs of $85.2 million. The net loss was partially offset by non-cash charges of $24.8 million, principally depreciation and amortization charges, and a decrease in net working capital changes of $9.8 million.

Predecessor: During the six month period ended March 31, 2011, operating activities of the Distribution Business provided net cash inflows of $15.2 million. Net income of $25.9 million and non-cash depreciation expense of $14.2 million provided cash flows of $40.1 million for the six month period ended March 31, 2011, which was partially offset by an increase in net working capital, primarily accounts receivable, inventory and accounts payable, as a result of higher average commodity prices and timing of payments/cash receipts.

During the fiscal year ended September 30, 2010, net cash used in operations by the Distribution Business was $56.2 million. Net income of $35.6 million and non-cash depreciation expense of $27.7 million provided cash flows of $63.3 million. Higher average commodity prices, timing of cash receipts and inventory buildup for anticipated increases in demand resulted in the use of $128.4 million due to increases in accounts receivable and inventory, partially offset by declines in other working capital accounts.

Cash flows from investing activities

Successor: Investing activities used $976.7 million for the period from November 4, 2010 (inception) through September 30, 2011, principally due the $972.4 million purchase price for the Distribution Business Acquisition. Purchases of capital assets, primarily transportation equipment, of $4.4 million accounted for the majority of the remainder of the use of cash.

Predecessor: During the six month period ended March 31, 2011, investing activities used $2.1 million of cash, principally due to $2.9 million in purchases of transportation equipment, which was partially offset by proceeds from sales of used equipment of $0.8 million.

During the fiscal year ended September 30, 2010, the Distribution Business purchased transportation equipment of $18.9 million and realized proceeds from sales of used equipment of $0.9 million, resulting in net cash used in investing activities of $18.0 million.

Cash flows from financing activities

Successor: Financing activities provided $1,067.1 million for the period November 4, 2010 (inception) to September 30, 2011, principally due to the sales of membership interests of $452.0 million and proceeds from issuance of debt of $708.9 million, net of debt issuance costs of $35.0 million. Proceeds from the sale of membership interests and proceeds from the issuance of long-term debt were used to fund the Ashland Distribution Acquisition and for working capital purposes. Cash provided by the issuance of long-term debt and the sale of membership interests was partially offset by repayments of long-term debt of $58.7 million.

Predecessor: The financing activities of the Distribution Business related solely to the sweep of the Distribution Business’s cash balances or the funding of cash requirements by Ashland. During the six month period ended March 31, 2011, the Distribution Business had cash flows in excess of operating and capital needs of $13.1 million. During the fiscal year ended September 30, 2010, Ashland funded $74.2 million of cash requirements for the Distribution Business.

Contractual Obligations and Commitments

As of September 30, 2012 amounts due under our contractual commitments are as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt obligations(a)	$3.4	$6.5	$422.7	$175.0	$607.6
Estimated interest payments(b)	34.4	68.2	68.5	7.3	178.4
Operating lease obligations(c)	13.9	21.3	9.2	17.1	61.5
Relocation obligations(d)	3.4	—	—	—	3.4
Other long-term obligations(e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet, including certain employee benefit liabilities(f)	0.3	—	—	0.7	1.0
Definitive agreement to acquire the assets of Beijing Plaschem Trading Co. Ltd. (g)	84.3	—	—	—	84.3

Total	$142.7	$102.0	$506.4	$200.1	$951.2

(a)	Long-term debt obligations include: (i) the payment of our $175.0 million notes at maturity, (ii) the payment of outstanding principal (as of September 30, 2012) under our ABL Facility, (iii) total payments of $320.1 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations. On October 16, 2012, we borrowed an additional $175.0 million under our Term Loan Facility and paid the outstanding principal under our ABL Facility in connection with certain debt amendments.
(b)	Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of September 30, 2012 held constant to maturity.
(c)	Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment. This includes facilities leased under the TSA with Ashland.
(d)	Relocation obligations represent estimated obligation costs to relocate employees or locate new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal year 2013, although it is not practicable to establish definite completion dates for each employee.
(e)	Other long term obligations are recurring minimum fees paid to TPG for services under our management services agreement with TPG. TPG is paid a quarterly management fee in connection with providing management services. The management fee has a minimum amount defined as $750 thousand per quarter and a potential additional amount equal to 2.0% of the Adjusted EBITDA as defined in the management services agreement for the immediate preceding fiscal quarter minus $750 thousand. This is known as a “percentage fee” in addition to the minimum management fee of $750 thousand, and is payable as soon as practicable following Adjusted EBITDA determination. The amounts reflect the minimum annual fee of $3.0 million per year for the next five years.
(f)	Liabilities under certain employee benefit obligations.
(g)	Total amount represents obligations of Nexeo Plaschem in connection with the acquisition of Beijing Plaschem operations. See “—China Joint Venture” Excludes any future payments or purchases of additional equity interests in the joint venture.

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2012.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis is based on the consolidated financial statements for the fiscal year ended September 30, 2012 and the period November 4, 2010 (inception) to September 30, 2011, as well as a carve-out financial statement presentation of one of Ashland’s businesses for all financial statements. The financial statements reflect a number of significant estimates that we make based on historical experience and on other judgments and assumptions that we believe are reasonable under the circumstances. The results of these estimates, judgments and assumptions form the basis for our determinations as to the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting policy to be critical if that policy requires that we make an accounting estimate based on assumptions about matters that are highly uncertain at the time we make that estimate and if different estimates that we could reasonably have used or changes in accounting estimates that are reasonably likely to occur could materially affect our consolidated financial statements. We believe that the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Impairment of Long-lived Assets

Goodwill is tested for impairment annually as of March 31st and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit, determined using a market approach if market prices are available, or alternatively, a discounted cash flow model, with its carrying value. The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. As of March 31, 2012, the date of the most recent annual impairment test, the estimated fair value of each of our reporting units exceeded book value by at least 50%.

Property, plant and equipment and other intangibles are tested for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Commitments, Contingencies and Environmental Costs

We are subject from time to time to claims and litigation pertaining to commercial, automobile, environmental, employment, product liability and other matters. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not impact future earnings are expensed. Liabilities for environmental remediation costs are recognized when environmental assessments or clean-ups are probable and the associated costs can be reasonably estimated. We estimate the value of the probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. Generally, the timing of these provisions coincides with the commitment to a formal plan of action or, if earlier, the divestment or closure of the relevant sites.

Ashland has agreed to retain Retained Specific Remediation Liabilities and all Other Retained Remediation Liabilities. Ashland’s indemnification obligations for any Other Retained Remediation Liabilities are subject to an individual claim threshold of $175 thousand and an aggregate claim deductible of $5.0 million, and Ashland’s indemnification for all Retained Specified Remediation Liabilities and Other Retained Remediation Liabilities (in each case other than any such liabilities relating to off-site locations) is subject to an aggregate ceiling of $75.0 million. In addition, Ashland’s indemnification obligations resulting from or relating to any Retained Specified Remediation Liabilities, Other Retained Remediation Liabilities, Retained Litigation Liabilities or the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligations under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) are subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business assets.

As a result, we do not currently have any environmental or remediation reserves for matters covered by the purchase agreement, nor are we aware of any potential litigation that would have an adverse effect on our financial position, results of operations or cash flow. However, if we were to incur any Other Retained Remediation Liabilities, we would be responsible for the first $5.0 million in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Specific Remediation Liability ultimately exceeds the liability ceilings described above, we would be responsible for such excess amounts. In either of these scenarios, we would be required to take an appropriate environmental or remediation reserve. Our reserves are also subject to numerous uncertainties that affect our ability to accurately estimate our costs, or our share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent of clean up and remediation requirements, the choice of remediation and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, products are shipped and title is transferred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Products are generally shipped via company owned delivery vehicles or common carrier under our standard shipping terms of FOB destination. For products delivered under our standard shipping terms, title and risk of loss transfer when the product is delivered to the customer’s delivery site. For sales transactions designated FOB shipping point, the customer assumes risk of loss and title transfers at the time of shipment.

We are generally the primary obligor in sales transactions with our customers, retain inventory risk during transit and assume credit risk for amounts billed to our customers. Accordingly, we recognize revenue primarily based on the gross amount billed to our customers. In sales transactions where we are not the primary obligor and do not retain inventory risk, we recognize revenue on a net basis by recognizing only the commission we retain from such sales and including that commission in sales and operating revenues in the consolidated statement of operations. Sales are reported net of tax assessed by qualifying governmental authorities.

Consistent with industry standards, we may offer volume-based incentives to large customers if the customer purchases a specified volume with us over a specified time period. We recognize the rebate obligation as a reduction of revenue based on our estimate of the total volume of purchases from a given customer over the specified period of time. The determination of these rebates at an interim date involves management judgment. As a result, our revenues may be affected if a customer earns a rebate toward the end of a year that we had not expected or if our estimate of customer purchases are less than expected. We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

Supplier Rebates

Certain of our vendor arrangements provide for purchase incentives based on us achieving a specified volume of purchases. We record the volume-based purchase incentives as a reduction of inventory costs (and costs of sales) based on our purchases to date and our estimates of purchases for the remainder of the calendar year. We receive these incentives in the form of rebates that are payable only when our purchases equal or exceed the relevant calendar year target. The determination of these rebates at an interim date involves management judgment. As a result, our cost of sales may be affected if we earn an incentive toward the end of a year that we had not expected to earn in earlier periods or if we fail to earn an incentive that we had expected to earn and had recorded the incentive based on our prior estimates.

Deferred Taxes

The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and judgment by us. If actual results differ from the estimates made by us in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings or other comprehensive income depending on the nature of the respective deferred tax asset. Additionally, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties. Positive and negative evidence is considered in determining the need for a valuation allowance against deferred tax assets, which includes such evidence as historical earnings, projected future earnings, tax planning strategies and expected timing of reversal of existing temporary differences.

In determining the recoverability of deferred tax assets, we give consideration to all available positive and negative evidence including reversals of deferred tax liabilities (other than those with an indefinite reversal period), projected future taxable income, tax planning strategies, and recent financial operations. In addition, we have reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of certain raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our margins. Although we do not speculate on changes in prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products. Using derivatives would be impractical and largely ineffective. We actively manage our product price risk by managing our inventory on a centralized basis through a sophisticated ERP system that forecasts customer demand based on historical practices, and we also collaborate directly with customers to enhance the accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices significantly reduce our exposure to changes in product selling prices or costs; however, significant unanticipated changes in market conditions or commodity prices could still adversely affect our results of operations and financial condition, as the prices of products we purchase and sell are volatile.

Credit Risk

We are subject to the risk of losses arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on all customers requesting credit. We generally do not require collateral with respect to credit extended to customers but instead will not extend credit to customers about whom we have substantial concerns and will deal with those customers on a cash basis. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At September 30, 2012, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

Interest Rate Risk

Interest rate risks can occur due to changes in the market interest rates. These risks result from changes in the fair values of fixed-interest financial instruments or from changes in the cash flows of variable interest-rate financial instruments. The optimal structure of variable and fixed interest rates is determined as part of interest rate risk management. It is not possible to simultaneously minimize both kinds of interest rate risk.

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 2.93% at September 30, 2012. For each $100.0 million drawn on the ABL facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was 5% at September 30, 2012. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $3.2 million increase in annual interest expense based on the Term Loan Facility balance at September 30, 2012.

Fair Value Measurements

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility. Details of the interest rate swap agreements are as follows:

	Notional Amount	Counter Party	Fixed Rate (pay)	Variable Rate (receive)	Maturity	Settlement Frequency
1	$75,000	Barclays	1.693%	three month LIBOR (1)	January 31, 2015	quarterly
2	$80,000	Barclays	1.832%	three month LIBOR (1)	February 29, 2016	quarterly
3	$75,000	Bank of America	1.618%	three month LIBOR (1)	March 30, 2014	quarterly
4	$45,000	Bank of America	2.060%	three month LIBOR (1)	March 30, 2017	quarterly

(1)	Subject to a floor of 1.5%.

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally recognized in income when the interest expense on the hedged item is recognized. During the fiscal year ended September 30, 2012, we recognized a realized loss on the interest rate swaps of $0.7 million, which was recorded in interest expense. During the fiscal year ended September 30, 2012, we recorded an unrealized loss on the interest rate swaps of $1.9 million, which was recorded in other comprehensive income. As of September 30, 2012, approximately $0.7 million in unrealized losses were expected to be realized within the next twelve months.

At September 30, 2012, the estimated fair value of our derivative liabilities was:

						2018 and	Total fair
Sources of Fair Value	2013	2014	2015	2016	2017	thereafter	value
Interest Rate:

Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.7	0.7	0.4	0.1	—	—	1.9
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—

Total interest rate	$0.7	$0.7	$0.4	$0.1	$—	$—	$1.9

For further discussion of how we determine these fair values, see Note 14 to our consolidated financial statements.

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

In fiscal year 2012, our most significant currency exposures were to the Canadian dollar and the euro versus the U.S. dollar. The average exchange rate for these currencies during fiscal year 2012 fluctuated less than 3% from their values at September 30, 2011. A hypothetical 10% increase/decrease in the average foreign exchange rates of these currencies relative to the value of the U.S. dollar at September 30, 2011 would have generated a gain/loss of approximately $3.9 million in our statement of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Nexeo Solutions Holdings, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Nexeo Solutions Holdings, LLC and its subsidiaries (the “Successor Company”) at September 30, 2012 and 2011, and the results of their operations and their cash flows for the year ended September 30, 2012 and the period from November 4, 2010 (inception of the Company) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, Schedule II—Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2, the Successor Company changed its method of accounting for U.S. inventories to the weighted average cost method from the last- in, first-out (“LIFO”) method.

As described in Note 3, the Predecessor Company was acquired in a purchase transaction on March 31, 2011. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the Successor Company are not comparable to those of the Predecessor Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

December 19, 2012

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Nexeo Solutions Holdings, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of the Distribution Business (the “Predecessor Company”), an unincorporated commercial unit of Ashland Inc. (“Ashland”), at September 30, 2010, and the results of its operations and its cash flows for the six months ended March 31, 2011 and the year ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, Schedule II—Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the consolidated financial statements referred to above have been prepared from Ashland’s historical accounting records and are presented on a carve-out basis to include the historical financial position, results of operations and cash flows applicable to the Predecessor Company. Further, as summarized in Note 4, the consolidated financial statements include significant transactions with other Ashland entities involving functions and services provided to the Predecessor Company.

As described in Note 3, the Predecessor Company was acquired in a purchase transaction on March 31, 2011. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the Successor Company are not comparable to those of the Predecessor Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

January 10, 2012, except for Note 18, Segment and Geographic Information,

and Note 20, Financial Statements of Guarantors and Issuers of Guaranteed

Securities, which are as of February 29, 2012

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	September 30, 2012	September 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$135,335	$44,989
Accounts and notes receivable (less allowance for doubtful accounts of $3,899 and $4,610, respectively)	557,171	565,846
Inventories	310,811	315,801
Deferred income taxes	474	894
Other current assets	13,579	6,341

Total current assets	1,017,370	933,871

NON-CURRENT ASSETS
Property, plant and equipment, net	197,862	206,520
Goodwill	167,634	168,396
Other intangible assets, net of amortization	69,543	76,266
Non-current deferred income taxes	228	452
Other non-current assets	29,888	34,618

Total non-current assets	465,155	486,252

Total Assets	$1,482,525	$1,420,123

CURRENT LIABILITIES
Current portion of long-term debt and capital lease obligations, net	$3,369	$3,430
Accounts payable	402,402	355,834
Accrued expenses and other liabilities	44,475	35,945
Related party payables	10,000	10,000
Income taxes payable	768	1,645

Total current liabilities	461,014	406,854

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion, net	600,633	645,943
Non-current deferred income taxes	1,340	49
Employee benefit obligations	1,606	1,126
Other non-current liabilities	9,501	2,123

Total non-current liabilities	613,080	649,241

Total Liabilities	1,074,094	1,056,095

Commitments and Contingencies (see Note 11)
Redeemable noncontrolling interest	10,152	—

EQUITY
Members’ Equity:
Series A membership interest	490,746	451,950
Series B membership interest	1,794	414
Accumulated deficit	(81,689)	(78,091)
Accumulated other comprehensive loss	(12,572)	(10,245)

Total members’ equity	398,279	364,028

Total Liabilities and Equity	$1,482,525	$1,420,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011	Year Ended September 30, 2010
Sales and operating revenues	$4,014,564	$2,084,284	$1,869,167	$3,419,364
Cost of sales and operating expenses	3,652,583	1,917,449	1,706,627	3,102,006

GROSS PROFIT	361,981	166,835	162,540	317,358
Selling, general and administrative expenses	314,438	135,050	76,021	173,851
Corporate overhead allocation	—	—	48,577	90,225
Transaction related costs	5,970	85,205	—	—

OPERATING INCOME (LOSS)	41,573	(53,420)	37,942	53,282
OTHER INCOME	2,090	787	2,434	2,587
INTEREST INCOME (EXPENSE)
Interest income	346	152	—	—
Interest expense	(45,353)	(24,898)	—	—

INCOME (LOSS) BEFORE INCOME TAXES	(1,344)	(77,379)	40,376	55,869
INCOME TAX EXPENSE	2,254	712	14,484	20,227

NET INCOME (LOSS)	$(3,598)	$(78,091)	$25,892	$35,642

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Statements of Equity and Comprehensive Income

(in thousands)

	Ashland’s Net Investment in Distribution Business	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2009 (Predecessor)	$380,765	$—	$—	$—	$(10,086)	$370,679
Invested equity provided by Ashland, net	78,558	—	—	—	—	78,558
Comprehensive income (loss)(a):
Net income	35,642	—	—	—	—	35,642
Unrealized foreign currency translation loss	—	—	—	—	(4,339)	(4,339)

Balance September 30, 2010 (Predecessor)	494,965	—	—	—	(14,425)	480,540

Invested equity returned to Ashland, net	(11,628)	—	—	—	—	(11,628)
Comprehensive income (loss)(a):
Net income	25,892	—	—	—	—	25,892
Unrealized foreign currency translation loss	—	—	—	—	(1,524)	(1,524)

Balance March 31, 2011 (Predecessor)	509,229	—	—	—	(15,949)	493,280

Elimination of Predecessor equity	(509,229)	—	—	—	15,949	(493,280)
Sale of membership units to TPG Accolade and management	—	452,000	—	—	—	452,000
Repurchase of membership units	—	(50)	—	—	—	(50)
Equity-based compensation	—	—	414	—	—	414
Comprehensive loss(a):
Net loss	—	—	—	(78,091)	—	(78,091)
Unrealized foreign currency translation loss	—	—	—	—	(10,245)	(10,245)

Balance September 30, 2011 (Successor)	—	451,950	414	(78,091)	(10,245)	364,028

Sale of membership units to TPG Accolade and management	—	51,015	—	—	—	51,015
Member tax distributions	—	(11,844)	(456)	—	—	(12,300)
Repurchase of membership units	—	(375)		—	—	(375)
Equity based compensation	—	—	1,836	—	—	1,836
Comprehensive loss(a):
Net loss	—	—	—	(3,598)	—	(3,598)
Other comprehensive loss	—	—	—	—	(2,270)	(2,270)
Other comprehensive gain attributable to noncontrolling interest	—	—	—	—	(57)	(57)

Balance September 30, 2012 (Successor)	$—	$490,746	$1,794	$(81,689)	$(12,572)	$398,279

(a)	Reconciliation of net income (loss) to total comprehensive income (loss):

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011	Year Ended September 30, 2010
Net income (loss)	$(3,598)	$(78,091)	$25,892	$35,642
Unrealized foreign currency translation loss	(379)	(10,245)	(1,524)	(4,339)
Unrealized loss on interest rate hedges	(1,891)	—	—	—

Total comprehensive income (loss)	(5,868)	(88,336)	24,368	31,303

Comprehensive gain attributable to noncontrolling interest	(57)	—	—	—

Total comprehensive loss attributable to Nexeo Solutions Holdings, LLC and Subsidiaries and total comprehensive income attributable to the Distribution Business	$(5,925)	$(88,336)	$24,368	$31,303

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011	Year Ended September 30, 2010
CASH FLOWS FROM OPERATIONS
Net income (loss)	$(3,598)	$(78,091)	$25,892	$35,642
Adjustments to reconcile to cash flows from operations
Depreciation and amortization	40,084	19,791	14,207	27,724
Debt issuance cost and original issue discount amortization	6,561	3,188	—	—
Provision for bad debt	1,540	1,842	2,451	836
Provision (benefit) for deferred income taxes	1,935	(1,297)	1,040	556
Equity-based compensation charges	1,836	414	—	—
(Gain) loss from sales of property, plant and equipment	512	27	(794)	(477)
Changes in assets and liabilities
Accounts and notes receivable	5,436	(5,548)	(87,153)	(64,460)
Inventories	4,796	19,468	(14,391)	(63,912)
Other current assets	(7,227)	2,852	(6,287)	2,144
Accounts payable	46,934	(46,292)	92,585	5,982
Related party payables	—	10,000	—	—
Accrued expenses and other liabilities	7,833	9,402	(8,172)	6,439
Changes in other operating assets and liabilities, net	5,775	19,946	(4,151)	(6,647)

Net cash provided by/(used in) operating activities	112,417	(44,298)	15,227	(56,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(22,894)	(4,375)	(2,869)	(18,912)
Proceeds from the disposal of property, plant and equipment	1,135	64	794	866
Asset purchase transaction	—	(972,430)	—	—

Net cash used in investing activities	(21,759)	(976,741)	(2,075)	(18,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership interest	51,015	452,000	—	—
Repurchase of membership units	(375)	(50)	—	—
Member tax distributions	(12,300)	—	—	—
Cash received from noncontrolling interest	10,095	—	—	—
Proceeds from issuance of long-term debt, net of discount	574,886	708,884	—	—
Repayment of long-term debt and capital lease payments	(621,972)	(58,707)	—	—
Payment of debt issuance costs	(1,329)	(34,961)	—	—
Transfers (to) from Ashland, net	—	—	(13,152)	74,219

Net cash provided by/(used in) financing activities	20	1,067,166	(13,152)	74,219
Effect of exchange rate changes on cash and cash equivalents	(332)	(1,138)	—	—

INCREASE IN CASH AND CASH EQUIVALENTS	90,346	44,989	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,989	—	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,335	$44,989	$—	$—

Supplemental cash flow disclosure cash flow information:
Cash paid during the period for interest	$39,577	$21,129	$—	$—

Cash paid during the period for taxes	$1,988	$268	$—	$—

Supplemental disclosure of non-cash activities:
Non-cash capital expenditures	$2,185	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Notes to Consolidated Financial Statements

(currencies in thousands)

1. Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company. On November 5, 2010, Nexeo Solutions, LLC, (“Solutions”), a wholly owned subsidiary of Holdings, entered into several agreements with Ashland Inc. (“Ashland”) pursuant to which the Company acquired Ashland’s global distribution business (the “Distribution Business” or “Predecessor”) on March 31, 2011 (the “Ashland Distribution Acquisition”).

As a result of the Ashland Distribution Acquisition, Holdings and its subsidiaries (together, the “Company” or “Successor”) became a distributor of chemicals and composite raw materials in North America and plastics in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. The Company offers its customers over 27,000 products used in a broad cross section of industries, including construction, chemicals manufacturing, paints and coatings, transportation, retail, medical, marine, and personal care. The Company also provides waste disposal services in North America through its environmental services division. The Company distributes these products through over 160 owned, leased or third party warehouses, rail terminals and tank terminals in North America, EMEA and Asia. The Company connects a network of over 1,100 suppliers with a diverse base of more than 27,000 customers.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Successor financial information for the period from November 4, 2010 (inception) to September 30, 2011, the year ended September 30, 2012, and as of September 30, 2012 and 2011 includes the effects of recording fair value adjustments and the capital structure subsequent to the Ashland Distribution Acquisition. These periods are collectively referred to as the “Successor” company information. Since the financial statements of the Predecessor and Successor are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Ashland Distribution Acquisition, they have been separately designated, as appropriate, in these consolidated financial statements.

Prior to the Ashland Distribution Acquisition, the Distribution Business was an unincorporated commercial unit of Ashland. The financial information of the Predecessor was derived from the accounting records of Ashland and reflects the combined results of operations and cash flows of the Distribution Business as it was historically managed, adjusted as necessary to conform with accounting principles generally accepted in the United States (“U.S. GAAP”). The Distribution Business was comprised of a combination of unincorporated commercial units of Ashland and its various subsidiary companies and, in certain jurisdictions, separate legal entities.

The financial statements include the results of operations and cash flows of these unincorporated commercial units of Ashland and its various subsidiary companies, which have been prepared using the Distribution Business’ previous basis of accounting.

Significant accounting policies of the Company (Successor) and Distribution Business (Predecessor) are similar unless noted herein.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Change in Accounting Principle

During the first quarter of fiscal year 2012, the Company elected to change its method of accounting for U.S. inventories to the weighted average cost method from the last-in, first-out (“LIFO”) method and has applied this change in accounting retrospectively to March 31, 2011 (the date of the Ashland Distribution Acquisition). The Company believes that the weighted average cost method is more appropriate because the weighted average cost method (1) is the method predominately used in the distribution business, (2) provides a more meaningful presentation of financial position because the weighted average cost method more accurately reflects the current value of inventories on the consolidated balance sheet and (3) conforms all of the Company’s inventories to a single costing method for both U.S. and non-U.S. inventories. The income tax effect of this change was not significant due to the Company’s tax status as a limited liability company. Successor financial statements for periods prior to the Ashland Distribution Acquisition were unaffected because the Company did not maintain inventory prior to that date.

The effect of the change in accounting was as follows:

	As of September 30, 2011
	As Originally Reported under LIFO	Effect of Change	As Reported under Average Cost
Inventories	$310,269	$5,532	$315,801
Total current assets	928,339	5,532	933,871
Total assets	1,414,591	5,532	1,420,123
Accumulated deficit	(83,623)	5,532	(78,091)
Total equity	358,496	5,532	364,028
Total liabilities and equity	1,414,591	5,532	1,420,123

The following table presents the impact of the change in accounting principle within the consolidated statement of operations for the fiscal year ended September 30, 2012:

	Fiscal Year Ended September 30, 2012
	As Computed under LIFO	Effect of Change	As Reported under Average Cost
Cost of sales and operating expenses	$3,647,051	$5,532	$3,652,583
Gross profit	367,513	(5,532)	361,981
Operating income	47,105	(5,532)	41,573
Income (loss) before income taxes	4,188	(5,532)	(1,344)
Net income (loss)	1,934	(5,532)	(3,598)

The following table presents the impact of the change in accounting principle within the consolidated statement of operations for the period November 4, 2010 (inception) to September 30, 2011:

	The Period November 4, 2010 (inception) to September 30, 2011
	As Originally Reported under LIFO	Effect of Change	As Reported under Average Cost
Cost of sales and operating expenses	$1,922,981	$(5,532)	$1,917,449
Gross profit	161,303	5,532	166,835
Operating loss	(58,952)	5,532	(53,420)
Loss before income taxes	(82,911)	5,532	(77,379)
Net loss	(83,623)	5,532	(78,091)

The following table presents the impact of the change in accounting principle within the consolidated statement of cash flows for the period November 4, 2010 (inception) to September 30, 2011:

	The Period November 4, 2010 (inception) to September 30, 2011
	As Originally Reported under LIFO	Effect of Change	As Reported under Average Cost
Net loss	$(83,623)	$5,532	$(78,091)
Change in assets and liabilities—inventories	25,000	(5,532)	19,468
Net cash used in operating activities	(44,298)	—	(44,298)

There was no impact on the March 31, 2011 balance sheet as the inventory was recorded at fair value as of the date of the Ashland Distribution Acquisition. As the Predecessor financial statements were prepared on a different basis of accounting than the Successor financial statements, the change in accounting was not applied to the Predecessor financial statements.

Principles of Consolidation (Successor) and Combination (Predecessor)

The accompanying consolidated financial statements of the Successor include the accounts of Holdings and its subsidiaries in which it maintains control. Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements for the Predecessor periods include allocations of certain Ashland corporate expenses. The expense and cost allocations were determined on a basis that management considered to be a reasonable reflection of the utilization of services provided or the benefits received by the Distribution Business during the Predecessor periods. The financial information in the Predecessor financial statements does not include all the expenses that would have been incurred had the Distribution Business operated as a separate stand-alone entity, and accordingly, may not reflect the Distribution Business’ results of operations, financial position and cash flows had the Distribution Business been a stand-alone company during the periods presented. It is not practicable to estimate the differences between the costs allocated by Ashland and those that would have been incurred had the Distribution Business been a stand-alone company during the periods presented.

Ashland used a centralized approach to cash management and financing its operations during the Predecessor periods. Transactions between Ashland and the Distribution Business were accounted for through Ashland’s net investment in Distribution Business. Accordingly, none of the Ashland’s interest income or expense at the corporate level was assigned to the Distribution Business in the Predecessor consolidated financial statements.

Use of Estimates, Risks, and Uncertainties

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include the Ashland Distribution Acquisition purchase price allocations, estimated useful life of long-lived assets, impairments of intangible assets, income taxes, reserves, and environmental remediation. In addition, Predecessor corporate overhead allocations are subject to estimates and assumptions. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. The Company’s results are affected by domestic and international economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest rates, and changes in the prices of base oil and hydrocarbons, can have a significant effect on operations. Political actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including military conflicts, embargoes, internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions.

Cash and Cash Equivalents

All highly liquid temporary investments with original maturities of three months or less are considered to be cash equivalents.

As of September 30, 2012, the Company had $135,335 in cash and cash equivalents. Of this amount, $120,119 was held by foreign subsidiaries outside of the United States. Of the $120,119 outside of the United States, $40,650 was held by our Canadian affiliate predominantly in Canadian dollars and $69,152 was held by various affiliates in Asia, predominantly in U.S. dollars. The remainder was held primarily by EMEA affiliates, predominantly in euros. From the September 30, 2012 cash balance at the Asia affiliates, approximately $57,900 was utilized during the first quarter of fiscal year 2013 for the purchase of Beijing Plaschem’s operations, which closed on November 1, 2012. There are currently no material cash or cash equivalent balances denominated in highly illiquid currencies that are not readily convertible into other currencies or U.S. dollars. As such, the Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of discounts and allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers.

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. Each month the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. The allowance for doubtful accounts was $3,899 as of September 30, 2012 and $4,610 as of September 30, 2011. Bad debt expense, a component of selling, general and administrative expenses, totaled $1,540 for the year ended September 30, 2012 (Successor), $1,842 for the period November 4, 2010 (inception) to September 30, 2011 (Successor), $2,451 for the six months ended March 31, 2011 (Predecessor), and $836 for the year ended September 30, 2010 (Predecessor).

The Company’s accounts receivable in the U.S. and Canada are collateral under its asset based loan facility (“ABL Facility”) and the senior secured term loan facility (“Term Loan Facility”).

Inventories

Inventories are carried at the lower of cost or market. Successor inventories and Predecessor non-U.S. inventories are stated at cost using the weighted average cost method. As part of the Ashland Distribution Acquisition purchase price allocation, Successor inventory was valued at fair value as of March 31, 2011. Predecessor U.S inventories were valued at cost using the LIFO method. Liquidation of Predecessor LIFO layers resulted in a net decrease to cost of sales of $704 for the six months ended March 31, 2011, a new LIFO layer resulted in a net increase to cost of sales of $1,576 for the year ended September 30, 2010.

The Company’s inventories in the U.S. and Canada are collateral under its ABL Facility and the Term Loan Facility.

Goodwill and Intangibles

The Company has goodwill of $167,634 at September 30, 2012 and $168,396 at September 30, 2011, resulting from the Ashland Distribution Acquisition. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values were determined after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

The Company has other intangible assets (net of amortization) of $69,543 at September 30, 2012 and $76,266 at September 30, 2011. The Company’s other intangible assets as September 30, 2012 and 2011 consist of leasehold interest intangibles, a customer-related intangible, and a non-compete agreement, which were acquired in the Ashland Distribution Acquisition. Leasehold interest intangibles are amortized over the lives of the associated lease agreements, the non-compete agreement is amortized over 3 years, and the customer list is amortized over 14 years.

Property, Plant and Equipment

Property, plant, and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property and equipment is as follows:

	Successor Estimated Useful Lives (years)	Predecessor Estimated Useful Lives (years)
Plants and buildings	5-35	5-35
Machinery and equipment	3-25	3-25
Software and computer equipment	3-10	3-10

Repairs and maintenance expenditures that do not extend the useful life of the asset are charged to expense as incurred. Major expenditures for replacements and significant improvements that increase asset values or extend useful lives are capitalized. The carrying amounts of assets that are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the consolidated statements of operations.

Impairment of Long-lived Assets

Goodwill. Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit, determined using a market approach, if market prices are available, or alternatively, a discounted cash flow model, with its carrying value. The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. No goodwill impairment was recorded during any of the periods presented.

Property, Plant and Equipment and Other Intangible Assets. Property, plant and equipment and other intangible assets are tested for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. No impairment charges for property, plant, and equipment or other intangible assets were recognized during any of the periods presented.

Debt Issuance Costs

Costs associated with debt financing activities are recorded as debt issuance costs, which are included in other non-current assets and are being amortized as interest expense over the contractual lives of the related credit facilities.

The unamortized balance of debt issuance costs was $27,245 at September 30, 2012 and $31,983 at September 30, 2011. Amortization of debt issuance costs included in interest expense was $6,071 for the year ended September 30, 2012 and $2,959 for the Successor period from November 4, 2010 (inception) to September 30, 2011. There was no amortization of debt issuance costs for the Predecessor six months ended March 31, 2011 or the year ended September 30, 2010.

Commitments, Contingencies and Environmental Costs

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Expenditures that relate to an existing condition caused by past operations and that do not impact future earnings are expensed. Liabilities for environmental remediation costs are recognized when environmental assessments or clean-ups are probable and the associated costs can be reasonably estimated.

Generally, the timing of these provisions coincides with the commitment to a formal plan of action or, if earlier, the divestment or closure of the relevant sites. The amount recognized reflects management’s best estimate of the expenditures expected to be required.

Ashland has agreed to retain known environmental remediation liabilities and other environmental remediation liabilities arising prior to March 31, 2011 of which Ashland receives notice prior to March 31, 2016. See Note 11 for additional information.

Derivative Instruments

The Company uses interest rate swaps to manage its exposure to interest rate risk related to its variable rate debt instruments and designates them as cash flow hedges. These instruments are recorded at fair value and the associated cash flows are classified in operating activities with the underlying transactions. The effective portion of changes in fair value in the Company’s interest rate swaps is recognized in other comprehensive income (“OCI”) and is reclassified to net income when the underlying interest expense is recognized in net income. Any ineffective portion is recognized in interest income (expense) as it occurs. For a discontinued cash flow hedge, prospective changes in the fair value of the derivative are recognized in net income. The accumulated gain or loss recognized in OCI at the time a hedge is discontinued continues to be deferred until the original hedged transaction occurs. However, if it is determined that the likelihood of the original hedged transaction occurring is no longer probable, the entire accumulated gain or loss recognized in OCI is immediately reclassified into net income.

The Company does not have any other derivative instruments designated as fair value or cash flow hedges for accounting purposes.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. The carrying value of the Company’s revolving credit facility and senior secured credit facility approximates fair value due to the variable rate of interest paid. The estimated fair value of the Company’s long-term, senior subordinated notes is based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs.

The fair values of the Company’s derivative instruments are based upon current quoted market prices. These financial instruments’ fair values are based upon trades in liquid markets and the valuation model inputs can generally be verified through over-the-counter markets and valuation techniques that do not involve significant management judgment.

Concentrations of Credit Risk

All of the Company’s financial instruments, including derivatives, involve elements of credit and market risk. The most significant portion of this credit risk relates to nonperformance by counterparties. The counterparties to the Company’s derivatives consist of major financial institutions. To manage counterparty risk associated with financial instruments, the Company selects and monitors counterparties based on its assessment of their financial strength and on credit ratings, if available.

Foreign Currency Translation

Operations outside the U.S. are generally measured using the local currency as the functional currency. In combining the results of operations, affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year and assets and liabilities are translated at period-end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in OCI and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, products are shipped and title is transferred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Products are generally shipped via company owned delivery vehicles or common carrier under the Company’s standard shipping terms of FOB destination. For products delivered under the Company’s standard shipping terms, title and risk of loss transfer when the product is delivered to the customer’s delivery site. For sales transactions designated FOB shipping point, the customer assumes risk of loss and title transfers at the time of shipment.

The Company is generally the primary obligor in sales transactions with its customers, retains inventory risk during transit and assumes credit risk for amounts billed to our customers. Accordingly, the Company recognizes revenue primarily based on the gross amount billed to its customers. In sales transactions where the Company is not the primary obligor and does not retain inventory risk, the Company recognizes revenue on a net basis by recognizing only the commission it retains from such sales and including that commission in sales and operating revenues in the consolidated statement of operations. Sales are reported net of tax assessed by qualifying governmental authorities.

Consistent with industry standards, the Company may offer volume-based incentives to large customers if the customer purchases a specified volume with us over a specified time period. The Company recognizes the rebate obligation as a reduction of revenue based on its estimate of the total volume of purchases from a given customer over the specified period of time.

Supplier Rebates

Each year, the Company enters into agreements with many of its key suppliers for inventory purchase rebates, or supplier rebates, upon achievement of specified volume purchasing levels. Supplier rebates are recorded as a reduction of inventory costs and accrued as part of cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. Supplier rebates totaled $11,119 for the year ended September 30, 2012, $6,533 for the period November 4, 2010 (inception) to September 30, 2011, $8,944 for the six months ended March 31, 2011 and $11,132 for the year ended September 30, 2010. At September 30, 2012 and September 30, 2011, supplier rebates due to the Company were $2,431 and $3,284, respectively. These receivables are included in accounts and notes receivable.

Shipping and Handling

All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in cost of sales.

Expense Recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expenses include sales and marketing costs, advertising, research and development, customer support, environmental remediation and administrative costs. Because products and services are generally sold without any extended warranties, liabilities for product warranties are not significant. Advertising costs and research and development costs are expensed as incurred, and are reported as a component of selling, general and administrative expenses. Advertising expenses were $1,349 for the year ended September 30, 2012, $557 for the period November 4, 2010 (inception) to September 30, 2011, $78 for the six months ended March 31, 2011 and $332 for the twelve months ended September 30, 2010. There were no research and development expenses incurred during any of the periods presented.

Income Taxes

The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred. Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment date changes. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

The Successor Company is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, the Company is not subject to U.S. income taxes. Accordingly, the members will report their share of the Company’s taxable income on their respective U.S. federal tax returns. The Company is required to make quarterly distributions to members to fund their tax obligations, if any, attributable to the Company’s taxable income. In some jurisdictions, the Company makes such distributions in the form of tax payments paid directly to the taxing authority on behalf of its members. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

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

Recent Accounting Pronouncements not yet Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (the “Update”). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The new standard is effective for fiscal years beginning after September 15, 2012. As of September 30, 2012, none of the Company’s intangible assets, other than goodwill, are amortized as indefinite-lived intangible assets. Therefore, the adoption of this amendment is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This amendment permits, but does not require, an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendment is required to be adopted by the Company beginning October 1, 2012, although early adoption is permitted. The Company will consider assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in future periods. The adoption of this amendment is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This amendment will: (1) eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) require the consecutive presentation of the statement of net income and other comprehensive income; and (3) require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments require retrospective application and early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These amendments supersede certain pending paragraphs in ASU No. 2011-05 to effectively defer the presentation of reclassification adjustments out of accumulated other comprehensive income (Item 3 above). The amendments are expected to be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. As a result, the Company will be required to comply with items (1) and (2) for fiscal years, and interim periods within those years, beginning October 1, 2012. The adoption of these amendments requires specific financial statement formats and will not impact the Company’s financial position or results of operations.

3. Ashland Distribution Acquisition and Financing

Financing

In connection with the Ashland Distribution Acquisition, the Company entered into the following financing transactions:

•	TPG Accolade and management purchased Series A membership interests for $451,000 in cash.

•	The Company issued $175,000 of 8.375% senior subordinated notes due March 1, 2018.

•	The Company entered into the ABL Facility, which provides for financing up to $500,000, with a maturity of March 31, 2016. On March 31, 2011, the Company borrowed $152,000 under the ABL Facility.

•	The Company entered into the Term Loan Facility, which provided for senior secured financing of $325,000, with a maturity of September 30, 2017.

•	The ABL Facility also included an additional $40,000 Canadian tranche from which the company subsequently borrowed $5,000.

The Ashland Distribution Acquisition

The purchase price of the Ashland Distribution Acquisition was $972,430 as described below:

Cash	$451,000
Debt, including debt issuance costs, net of discount	652,000

Total consideration	1,103,000

Less: operating cash funded by TPG Accolade	39,592
Less: transaction and other costs funded at close	84,376
Less: final working capital adjustments	6,602

Purchase price allocable to net assets acquired	$972,430

The Ashland Distribution Acquisition was accounted for under the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the Company’s allocation of the purchase price to the assets acquired and liabilities assumed:

Purchase Price Allocation
Accounts receivable and notes receivable	$568,501
Inventory	339,247
Other current assets	1,486
Property, plant and equipment	220,158
Net leasehold interest intangible asset	1,892
Customer-related intangible	75,600
Non-compete agreement	1,600
Goodwill	171,144
Other non-current assets	212

Total assets acquired	1,379,840
Accounts payable	405,801
Other long-term liabilities	1,609

Total liabilities assumed	407,410

Net assets acquired	$972,430

A summary and description of the assets and liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts Receivable and Notes Receivable, net

Accounts receivable and notes receivable consisted of receivables related to the Company’s customers and the current portion of notes receivable, as well as various other miscellaneous receivables. The accounts and notes receivable balance of $568,501 purchased in the Ashland Distribution Acquisition did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Inventory

Inventory purchased in the Ashland Distribution Acquisition consisted of finished products to be distributed to the Company’s customers. The fair value of inventory was established through application of the income approach, using estimates based upon the future profitability that is expected to be generated once the inventory is sold, calculated as the anticipated selling price less the anticipated selling effort related to the disposal costs required, the estimated profit on selling expenses and general and administrative expenses, and the holding costs for on-hand finished goods inventory.

Other Current Assets

Other current assets consisted of prepaid expenses and other current assets acquired in association with the Ashland Distribution Acquisition. The other current assets purchased in the acquisition did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property, Plant and Equipment

Property, plant and equipment consisted of 48 owned locations in the United States, Puerto Rico, and Canada, and 25 leased located in the United States, Canada, Spain, Germany, Sweden, and the United Kingdom, consisting of manufacturing, warehouse, and office space. The fair value of buildings and land improvements were determined using the cost approach, and the fair value of land was determined using the sales comparison approach.

Net Leasehold Interest Intangible

The Company acquired 17 facility leases throughout the United States, Canada, Germany, Spain, Sweden, and the United Kingdom where the Company is the lessee, five land leases where the Company is the lessee, and two facility leases where the Company is the lessor. The net leasehold interest intangible asset was determined based upon whether the terms of the lease contract were favorable or unfavorable compared to current and expected market rent and terms over the life of the agreements. The lease interest intangible value represents the present value of the differential cash flows between future cash flows from the in-place contractual lease terms and those under market leasing assumptions. The intangible asset or liability associated with each lease is amortized on a straight-line basis over the lives of the leases.

Customer-Related Intangible

Customer relationships were valued using the multi-period excess earnings method, which is a methodology used under the income approach. Under this approach, revenue and operating expenses associated with existing customers were estimated in order to derive operating income. Charges for the use of contributory assets and economic depreciation were deducted from operating income to calculate cash flows attributable to the Company’s existing customer relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. Customer relationships are amortized on a straight-line basis over a 14 year period.

Non-Compete Agreement

In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-competition agreement. The terms of the non-competition agreement prohibit Ashland from competing in the chemical distribution space for three years after the Ashland Distribution Acquisition. The income approach was used to value the non-compete agreement through a comparative discounted cash flow analysis. This intangible is amortized on a straight-line basis over a three year period.

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets.

Other Non-Current Assets

Other non-current assets consist primarily of debt issuance costs incurred in relation to borrowings associated with the Ashland Distribution Acquisition. Other non-current assets held by the Company did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. Debt issuance costs are amortized as interest expense over the contractual lives of the related credit facilities.

Accounts Payable

Accounts payable represent short-term obligations owed to the Company’s vendors, which were assumed in the Ashland Distribution Acquisition. Accounts payable held by the Company did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Long-Term Liabilities

Other long-term liabilities represent long-term obligations owed for pension related costs associated with its foreign operations, which were assumed in the Ashland Distribution Acquisition. Other long-term liabilities held by the Company did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Ashland Distribution Acquisition Expenses

Transaction costs related to the Ashland Distribution Acquisition are included in transaction related costs on the Consolidated Statements of Operations and are summarized as follows:

Transaction related costs:
Included in transaction related costs for the period from November 4, 2010 (inception) to September 30, 2011	$68,279
Included in other long-term assets (debt issuance cost)	34,961
Included in transaction related costs for the year ended September 30, 2012	926

Total transaction related costs	$104,166

Ashland Distribution Acquisition related costs in the schedule above of $926 and $68,279 for the year ended September 30, 2012 and the period November 4, 2010 (inception) to September 30, 2011, respectively, represents accounting, legal, financial advisory, and investment banking fees. Included within acquisition related costs above are advisory fees and reimbursed costs paid to affiliates of TPG Accolade of $20,508 for the period November 4, 2010 (inception) to September 30, 2011.

4. Relationship with Ashland

Transition Services Agreement (Successor)

In connection with the Ashland Distribution Acquisition, the Company and Ashland entered into a transition services agreement (“TSA”), which required Ashland to provide administrative and support services, including finance and accounting, treasury, tax, environmental, health and safety, human resources, logistics, engineering, supply chain and information systems services. In exchange for these services, the Company agreed to pay Ashland the direct actual costs incurred by Ashland to provide these services, plus an additional 6.35% of such direct actual costs. However, the Company is now performing nearly all of these functions independent of Ashland. A few exceptions remain as Ashland still provides some back office support in locations outside the United States as well as office space in some locations. The Company has until March 2014 to exit all aspects of the TSA with Ashland and the Company has the option to extend the term of the agreement for an additional six months.

Ashland Cost Allocations (Predecessor)

During the periods prior to the Ashland Distribution Acquisition on March 31, 2011, referred to as Predecessor period, the Distribution Business utilized centralized functions of Ashland to support its operations, and in return, Ashland allocated certain of its expenses to the Distribution Business. Such expenses represented costs related to, but not limited to, treasury, legal, accounting, insurance, information technology, payroll administration, human resources and other services. These costs, together with an allocation of central Ashland overhead costs, were included within the corporate overhead allocation in the Predecessor consolidated statements of operations. Where it was possible to specifically attribute such expenses to activities of the Distribution Business, these amounts were charged or credited directly to the Distribution Business without allocation or apportionment. Allocation of all other such expenses were based on a reasonable reflection of the utilization of service provided or benefits received by the Distribution Business during the periods presented on a consistent basis, such as headcount, square footage, or sales.

The Distribution Business’ management supported the methods used to allocate expenses and believed these methods were reasonable estimates. However, these shared expenses may not represent the amounts that would have been incurred had such transactions been entered into with third parties at “arm’s length.”

Centralized and administrative support costs provided by Ashland under the TSA in the Successor period for the year ended September 30, 2012, from November 4, 2010 (inception) to September 30, 2011, and costs allocated to the Company in the Predecessor six months ended March 31, 2011, and the year ended September 30, 2010 are summarized below:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011	Year Ended September 30, 2010
Supply chain (purchasing)	$3,602	$2,539	$15,978	$7,626
Information technology	13,848	8,696	8,130	19,360
Financial and accounting	1,832	1,354	5,631	23,286
Building services	1,609	1,487	4,976	9,802
Legal and environmental	1,024	741	2,278	5,459
Human resources	1,849	1,163	1,988	4,215
Other general and administrative	1,543	1,024	9,596	20,477

Total	$25,307	$17,004	$48,577	$90,225

TSA costs for the year ended September 30, 2012 and the period November 4, 2010 (inception) to September 30, 2011 are included in selling, general and administrative expenses. No TSA costs were incurred by the Company during the period from November 4, 2010 (inception) to March 31, 2011.

Sales and Purchases

The Company’s sales to Ashland commercial units during the year ended September 30, 2012 total $42,531 and during the period November 4, 2010 (inception) to September 30, 2011, subsequent to the Ashland Distribution Acquisition, total $17,162. The Company’s purchases from Ashland commercial units during the year ended September 30, 2012 total $154,538 and during the period November 4, 2010 (inception) to September 30, 2011, subsequent to the Ashland Distribution Acquisition, total $74,422. These purchases from Ashland commercial units primarily consisted of purchases from Ashland’s Performance Materials commercial unit of resins and related products and were made at market prices.

Distribution Business sales to Ashland commercial units totaled $12,295 during the six months ended March 31, 2011 and $23,969 during the year ended September 30, 2010. Distribution Business purchases from Ashland commercial units totaled $63,886 during the six months ended March 31, 2011 and $118,560 during the year ended September 30, 2010. These purchases from Ashland commercial units primarily consisted of purchases from Ashland’s Performance Materials commercial unit of resins and related products, and were made at market prices.

In addition, the Company provides warehouse and delivery services to Ashland. In exchange for these services, the Company received revenue of $4,136 for the year ended September 30, 2012, $2,581 for the period November 4, 2010 (inception) to September 30, 2011, $2,198 for the six months ended March 31, 2011 and $4,751 for the year ended September 30, 2010. The Successor recorded no warehouse and delivery revenue for any periods prior to the Ashland Distribution Acquisition.

5. Inventories

Inventories at September 30, 2012 and September 30, 2011 consisted of the following:

	September 30, 2012	September 30, 2011
Finished products	$310,721	$315,659
Raw materials and supplies	90	142

Total	$310,811	$315,801

The Company’s inventory in the U.S. and Canada is collateral under the ABL Facility and Term Loan Facility.

6. Property, Plant and Equipment

Property, plant and equipment at September 30, 2012 and September 30, 2011 consisted of the following:

	September 30, 2012	September 30, 2011
Land	$40,937	$40,734
Plants and buildings	65,565	66,781
Machinery and equipment	96,026	93,853
Software and computer equipment	34,869	16,468
Construction in progress	5,599	5,023

Total	242,996	222,859
Less accumulated depreciation	(45,134)	(16,339)

Property, plant and equipment, net	$197,862	$206,520

Net property, plant and equipment includes $27,924 and $14,247 at September 30, 2012 and September 30, 2011, respectively, related to the Company’s enterprise resource planning (ERP) system and other software related capital expenditures. Total depreciation expense on property, plant and equipment was $33,296 for the year ended September 30, 2012, $16,423 for the Successor period November 4, 2010 (inception) to September 30, 2011, $11,976 for the six months ended March 31, 2011, and $23,322 for the year ended September 30, 2010. Obligations associated with capital leases totaled $121 at September 30, 2012 and $318 at September 30, 2011.

7. Goodwill and Other Intangibles

The following is a progression of goodwill for the years ended September 30, 2012 and 2011.

	Chemicals	Plastics	Other	Total
Balance at September 30, 2010 (Predecessor)	$—	$1,414	$—	$1,414
Foreign currency translation	—	13	—	13

Balance at March 31, 2011 (Predecessor)	—	1,427	—	1,427
Elimination of Predecessor goodwill	—	(1,427)	—	(1,427)
Ashland Distribution Acquisition	79,953	64,509	26,682	171,144
Foreign currency translation	—	(2,748)	—	(2,748)

Balance at September 30, 2011 (Successor)	79,953	61,761	26,682	168,396
Foreign currency translation	—	(762)	—	(762)

Balance at September 30, 2012 (Successor)	$79,953	$60,999	$26,682	$167,634

Annual Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment for the Company. As of March 31, 2012, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired as of March 31, 2012. The Company evaluated and concluded no events or changes in circumstances have occurred since the performance of the March 31, 2012 test through September 30, 2012, which would have required an impairment test.

Other Intangibles

Definite-lived intangible assets at September 30, 2012 and September 30, 2011 consisted of the following:

		September 30, 2012			September 30, 2011
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangible	14	$75,600	$(8,100)	$67,500	$75,600	$(2,700)	$72,900
Leasehold interest intangible	1-20	2,536	(1,293)	1,243	2,456	(423)	2,033
Non-competition agreement	3	1,600	(800)	800	1,600	(267)	1,333

Total		$79,736	$(10,193)	$69,543	$79,656	$(3,390)	$76,266

Amortization expense recognized on intangible assets was $6,788 for the year ended September 30, 2012, $3,390 for the period November 4, 2010 (inception) to September 30, 2011, $122 for the six months ended March 31, 2011 and $471 for the year ended September 30, 2010.

Expected amortization expense for the years ending September 30, 2013 through 2017 is $6,033, $5,732, $5,465, $5,465, and $5,465, respectively.

8. Other Non-Current Assets

Other non-current assets at September 30, 2012 and September 30, 2011 consisted of the following:

	September 30, 2012	September 30, 2011
Debt issuance cost, net	$27,245	$31,983
Other	2,643	2,635

Total	$29,888	$34,618

9. Long-Term Debt

Long-term debt outstanding at September 30, 2012 and September 30, 2011 are summarized below:

	September 30, 2012	September 30, 2011
Asset based loan	$112,375	$154,789
Term loan facility	320,125	323,375
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	121	318

Total long-term debt	607,621	653,482
Less: unamortized debt discount	(3,619)	(4,109)
Less: current portion of long-term debt	(3,369)	(3,430)

Non-current portion of long-term debt	$600,633	$645,943

In connection with the consummation of the Ashland Distribution Acquisition, the Company entered into the following credit agreements and notes indenture:

Asset Based Loan Facility

The ABL Facility provides for revolving credit financing including a U.S. tranche of up to $500,000 (the “U.S. Tranche”) and a Canadian tranche (the “Canadian Tranche”) of up to CDN $40,000. At the closing of the Ashland Distribution Acquisition, Solutions borrowed $152,000 of the U.S. Tranche to finance a portion of the purchase price. The ABL Facility is unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Nexeo Solutions Sub Holding Corp. (“Sub Hold”). Obligations under the ABL Facility are also secured by a first-priority lien on inventory and accounts receivable held by Solutions and Nexeo Solutions Canada Corporation (approximately $717,724 as of September 30, 2012). The ABL Facility includes a letter of credit sub-facility, which permits up to $100,000 of letters of credit under the U.S. Tranche and up to CDN $10,000 of letters of credit under the Canadian Tranche. An amount to be agreed upon of letters of credit under the U.S. Tranche may also be denominated in euros or other currencies. In addition, under the ABL Facility, up to $50,000 in the case of the U.S. Tranche, and CDN $10,000 in the case of the Canadian Tranche, may be short-term borrowings upon same-day notice, referred to as swingline loans. Effective October 16, 2012, the Company amended certain terms of the ABL Facility. The ABL Facility matures on March 31, 2016.

Provided no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200,000 (less the US dollar equivalent of any increase in CDN commitments) with respect to the U.S. Tranche and CDN $10,000 with respect to the Canadian Tranche (in the aggregate not to exceed US dollar equivalent $700,000) subject to certain rights of the administrative agent with respect to the lenders providing commitments for such increases.

The amount of available credit changes every month, depending on the amount of eligible receivable and inventory the Company has available to serve as collateral. In general, the facility is limited to the lesser of (i) the aggregate commitment and (ii) the sum of (a) 85% of eligible accounts receivable, as defined, and (b) the lesser of (x) 75% of the value of eligible inventory, as defined, and (y) 85% of the orderly liquidation of the eligible inventory. Available credit for each tranche is calculated separately, and the borrowing base components are subject to customary reserves and eligibility criteria. At September 30, 2012 and 2011, availability under the U.S. and Canadian Tranches was $346,380 and $316,799, respectively.

Borrowings under the ABL Facility bear interest, at the U.S. and Canadian borrowers’ option, at either an alternative base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging between 1.25% and 1.75% pursuant to a grid based on average excess availability) or a London interbank offered rate (“LIBOR”) or Canadian BA rate, as applicable, plus an applicable margin (ranging between 2.25% and 2.75% pursuant to a grid based on average excess availability). In addition to paying interest on outstanding principal under the ABL Facility, the U.S. and Canadian borrowers will be required to pay a commitment fee, in respect of the unutilized commitments thereunder, expected to range from 0.375% to 0.625% per annum, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). The Company will also be required to pay customary letter of credit fees. The weighted average rate of interest on borrowings under the ABL Facility was 2.93% and 3.16% at September 30, 2012 and 2011, respectively.

The ABL Facility requires that if the excess availability as defined for both the U.S. and Canadian borrowers is less than the greater of the US dollar equivalent of (i) $40,000 and (ii) 12.5% of the lesser of (x) the commitment amounts and (y) the then applicable combined borrowing base, Solutions shall comply with a minimum fixed charge coverage ratio of at least 1.0 to 1.0. In addition, the ABL Facility contains negative covenants that restrict the ability of Holdings and certain of Solutions’ subsidiaries, from, among other things, incurring additional debt, granting liens, entering into guarantees, entering into certain mergers, making certain loans and investments, disposing of assets, prepaying certain debt, declaring dividends, accounting changes, transactions with affiliates, modifying certain material agreements or organizational documents relating to, or changing the business it conducts. In addition, the Company is subject to limitations on its ability to engage in actions other than those of a holding company.

The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974 as amended from time to time (“ERISA”), material judgments, actual or asserted failure of any guaranty or security document supporting the ABL Facility to be in full force and effect, and change of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.

At September 30, 2012 and 2011, the Company had US dollar equivalent of $32,864 and $23,530, respectively, in outstanding letters of credit under the ABL Facility. During the period from November 4, 2010 (inception) to September 30, 2011, in connection with the ABL Facility, Term Loan Facility and the senior subordinate notes, the Company incurred debt issuance costs of $18,848, $12,223 and $3,896, respectively. These costs are included in “Other non-current assets” on the consolidated balance sheet and amortized as interest expense over the life of the respective loan on a straight-line basis or using the effective interest rate method, as applicable.

As of September 30, 2012, the Company was in compliance with the covenants of the ABL Facility.

Term Loan Facility

In connection with the Ashland Distribution Acquisition, Solutions closed on the Term Loan Facility that provided debt financing in an aggregate principal amount of $325,000. Effective October 16, 2012, the Company amended certain terms of the Term Loan Facility and borrowed an additional $175,000 (see below).

The Term Loan Facility is fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Hold. In addition to the $325,000 borrowed at closing and the $175,000 borrowed on October 16, 2012, the Company has the right to request additional tranches of term loans in an aggregate principal amount of up to $150,000 plus an additional amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0. Availability of such additional tranches of term loans will be subject to the absence of any default, and among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the Term Loan Facility bear interest at the borrowers option at either (a) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.5%, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.5%. The interest rate for the Term Loan Facility was 5.0% at September 30, 2012 and 2011.

The Term Loan Facility will mature on September 9, 2017 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term B-2 Loans, with the balance payable on the final maturity date, subject to the amend and extend provisions applicable under the Amended and Restated Term Loan Credit Agreement. Additionally, The Term Loan Facility agreement requires the Company to make early principal payments on an annual basis, commencing with the fiscal year ended September 30, 2013, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. The Company generally has the right to prepay loans in whole or in-part, without incurring any penalties for early payment.

The Term Loan Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its capital stock or redeem, repurchase or retire its capital stock or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including capital stock of its subsidiaries, alter the business it conducts, consolidate or merge, incur liens and engage in sale-leaseback transactions. The credit agreement governing the Term Loan Facility does not require Solutions to comply with any financial maintenance covenants and contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. As of September 30, 2012, the Company was in compliance with the covenants of the Term Loan Facility.

8.375% Senior Subordinated Notes

In connection with the acquisition, on March 9, 2011, Solutions and its wholly owned subsidiary, Nexeo Solutions Finance Corporation (the “Co-Issuer,” and together with Solution, the “Issuers”), closed a placement of $175,000 in aggregate principal amount of notes. The notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Hold. The notes are general unsecured, subordinated obligations of the Issuers and mature on March 1, 2018. Interest on the notes is paid semi-annually in arrears and accrues at the rate of 8.375% per annum. On or after March 1, 2014, the Issuers may redeem all, or from time-to-time, a part of the notes at redemption prices (expressed as a percentage of principal amount) ranging from 104.2% to 100.0% plus accrued and unpaid interest on the notes. Prior to March 1, 2014, the Issuers may on any one or more occasions redeem up to 35.0% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price equal to 108.4% of the aggregate principal amount thereof, plus any accrued and unpaid interest. In addition, prior to March 1, 2014, the Issuers may redeem all or part of the notes at a redemption price equal to 100% of the aggregate principal amount of the notes to be redeemed, plus a make-whole premium and accrued and unpaid interest.

On June 15, 2012, the Issuers completed the exchange of the outstanding principal amount of the senior subordinated notes with new notes registered under the Securities Act with 100% of the outstanding principle amount of notes being tendered for exchange. The terms of the new notes are identical to the terms of the old notes that were issued on March 9, 2011, except that the new notes are now registered under the Securities Act and do not contain restrictions on transfer, registration rights or provisions for additional interest.

The notes restrict the Company’s ability to incur indebtedness outside of the ABL Facility and Term Loan Facility, unless the consolidated fixed charge coverage ratio is at least 2:1 or other financial and operational requirements are met. Additionally, the terms of the notes restrict the Company’s ability to make certain payments to affiliated entities.

The Company received net proceeds on the notes of $170,625, net of discount of $4,375. The discount is being amortized to interest expense over the life of the notes using the effective interest rate method.

Debt obligations—the following table sets forth future debt payment obligations as of September 30, 2012:

Maturities of long-term debt
2013	$3,369
2014	3,252
2015	3,250
2016(1)	115,626
2017	307,124
Thereafter	175,000

Total	$607,621

(1)	On October 16, 2012, we borrowed $175,000 under our Term Loan Facility and paid the outstanding principal under our ABL Facility in connection with certain debt amendments.

Amended and Restated Term Loan Facility and Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement

On October 16, 2012, the Company entered into Amendment No. 1 to Credit Agreement (the “TLB Amendment”), which effectuated an amendment and restatement of the term loan credit agreement, dated as of March 9, 2011 (the “Original Term Loan Credit Agreement” and, as amended and restated, the “Amended and Restated Term Loan Credit Agreement”). The Amended and Restated Term Loan Credit Agreement provides for, among other things, new Term B-2 Loans (as defined in the Amended and Restated Term Loan Credit Agreement) in an aggregate principal amount of $175,000, which was fully drawn on October 16, 2012, in addition to the existing Term B-1 Loans (as defined in the Amended and Restated Term Loan Credit Agreement), which were drawn in an aggregate principal amount of $325,000 on March 31, 2011. The Company received net proceeds from Term B-2 Loans of $171,500, net of discount of $3,500, which were used to repay approximately $100,000 aggregate principal amount of loans outstanding under the ABL Facility (as defined below) on October 16, 2012, to pay fees and expenses related to the transactions and for general corporate purposes.

Under the Amended and Restated Term Loan Credit Agreement, the Company has the right, at the Company’s option, to request additional tranches of term loans in an aggregate principal not to exceed (x) $150,000 in the aggregate pursuant to this clause (x) or (y) at the Borrower’s option, the amount, in the case of this clause (y) only, that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0. Availability of such additional tranches of term loans will be subject to, among other things, the receipt of commitments by existing or additional lenders.

The interest rate provisions for the Term B-2 Loans are the same as for the Term B-1 Loans; the Term B-2 Loans bear interest at a rate per annum equal to, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.5%, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.5%. Consistent with the Term B-1 Loans, the Term B-2 Loans will mature on September 9, 2017 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term B-2 Loans, with the balance payable on the final maturity date, subject to the amend and extend provisions applicable under the Amended and Restated Term Loan Credit Agreement.

The Company may voluntarily prepay outstanding Term B-1 Loans and outstanding Term B-2 Loans without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans and a 1.0% premium on the outstanding amount of any Term B-1 Loans or Term B-2 Loans prepaid or refinanced in connection with certain repricing transactions occurring on or prior to October 16, 2013.

Furthermore, the Amended and Restated Term Loan Credit Agreement modified certain exceptions to the negative covenants under the Amended and Restated Term Loan Facility to give the Company and its subsidiaries more flexibility to, among other things, make acquisitions and other investments, and to incur certain additional indebtedness subject to meeting certain financial ratio incurrence tests.

Effective November 29, 2012, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement pursuant to which the Amended and Restated Credit Agreement was revised such that the initial Excess Cash Flow (as such term is defined in the Amended and Restated Credit Agreement) mandatory prepayment, if required, shall occur after the fiscal year ended September 30, 2013 in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013.

The above amendments to the Term Loan Facility were accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendments and new issuance totaled approximately $4,553 and were recorded as debt issuance costs to be amortized as interest expense over the remaining terms of the credit facility. No gain or loss on the modification was recognized.

Amendment No. 1 to ABL Facility

On October 16, 2012, the Company entered into Amendment No. 1 to Credit Agreement, which amended the asset-based revolving credit agreement (the “ABL Credit Agreement” and, as amended, the “Amended ABL Credit Agreement”), dated as of March 31, 2011. The Amended ABL Credit Agreement, among other things, increased the aggregate principal amount permitted to be incurred under the Amended and Restated Term Loan Facility without restriction under the Amended ABL Credit Agreement from $325,000 to $650,000 to permit the incurrence of the new $175,000 Term B-2 Loans and $150,000 of incremental term loans described above. Furthermore, the ABL Facility Amendment permits the incurrence of additional incremental indebtedness under the Amended and Restated Term Loan Facility in an aggregate principal not to exceed the amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0.

The amendment to the ABL Facility was accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendment totaled approximately $270 and were recorded as debt issuance costs to be amortized as interest expense over the remaining terms of the credit facility. No gain or loss on the modification was recognized.

10. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to 10 years, 11 to 20 years, and over 21 years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. The Company may make a performance retirement contribution to the 401(k) Plan of up to 4% on a discretionary basis. Any performance retirement contribution will be determined based upon the Company’s performance for the most recently completed fiscal year. Performance Retirement Contributions will be allocated on an annual basis. The Company contributed $10,827 and $4,974 to the 401(k) Plan in the year ended September 30, 2012 and the period November 4, 2010 (inception) to September 30, 2011, respectively.

The Company contributed $782 and $416 for the year ended September 30, 2012 and the period November 4, 2010 (inception) to September 30, 2011, respectively, to defined contribution plans for non-U.S.-based entities.

In the Predecessor period, Ashland sponsored a 401(k) plan for eligible employees. The Distribution Business’ allocated expense related to this defined contribution plan was $1,988 for the six months ended March 31, 2011, and $4,175 for the year ended September 30, 2010, which was recorded as a component of selling, general and administrative expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions. Units issued under the Equity Plan are initially deemed to be unvested. Fifty percent of the Series B units will vest twenty percent annually over a five year period, as long as the employee remains continuously employed with the Company (“Time-Based Units”), and fifty percent of the Series B units will become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Upon the occurrence of a liquidity event during the term of the Performance-Based Units in which TPG Accolade realizes a return based upon cash received (including dividends) divided by aggregate purchase price that is equal to or greater than 3.0x, all Performance-Based Units automatically vest, as long as the employee remains employed by the Company. The fair value of the Series B units was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term of five to six years, 2) expected price volatility of 60.0% to 73.6%, 3) a risk-free interest rate of 0.77% to 2.11% and 4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The Company recognizes equity-based compensation cost related to the Time-Based Units as expense ratably on a straight-line basis over the requisite service period. Performance-Based Units are expensed over the requisite service period based on achievement of performance criteria. For the year ended September 30, 2012 and the period November 4, 2010 (inception) to September 30, 2011, expense associated with the Equity Plan was $1,836 and $414, respectively, recorded in selling, general and administrative expense. During the period November 4, 2010 (inception) to September 30, 2011, the Company did not meet the pre-established EBITDA target. In November 2011, the Board of Directors accelerated the vesting of the Performance-Based Units such that 20.0% of the Performance-based Units vested over the period November 3, 2011 to March 31, 2012. The accelerated vesting was accounted for as a modification of the existing plan, which required the Company to record an expense relating to the accelerated vesting of the Performance-Based units over the vesting period from November 3, 2011 to March 31, 2012. No expense was recorded under this Equity Plan in the Predecessor period.

The following table summarizes Equity Plan activity during the year ended September 30, 2012 and the period from November 4, 2010 (inception) to September 30, 2011:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at November 4, 2010 (Inception)	—	$—
Granted	21,800,000	0.26
Forfeited	(1,080,000)	0.26

Outstanding at September 30, 2011 (Successor)	20,720,000	$0.26

Granted	9,215,455	0.32
Forfeited	(3,080,000)	0.32

Outstanding at September 30, 2012 (Successor)	26,855,455	$0.33

During the year ended September 30, 2012, 4,620,000 Series B units vested, which had a total fair value of $1,475, of which $414 was recognized as expense during 2011. No Series B units vested in 2011. Total unrecognized compensation cost related to the Series B units was $2,956 at September 30, 2012, to be recognized over the next five years.

Pension Plans

In the Predecessor period, all qualifying Distribution Business employees were eligible to participate in Ashland’s defined-benefit pension plans, which typically provided pension payments based on an employee’s length of service and compensation during the years immediately preceding retirement. Ashland assumed all liabilities associated with the U.S.-based and certain non-U.S.-based pension plans, and the liabilities associated with these non-U.S. based pension plans were funded by Ashland in conjunction with the Ashland Distribution Acquisition. The liabilities under these non-U.S. pension plans transferred to the Company by operation of law in connection with the Ashland Distribution Acquisition. The amount of net pension expense allocated to the Predecessor period and recorded as a component of selling, general and administrative expenses related to these plans was $7,851 during the six months ended March 31, 2011, and $15,782 during the year ended September 30, 2010.

The weighted-average assumptions used to actuarially determine net pension expense for all the major funded and unfunded U.S. and non-U.S. defined benefit plans were as follows:

For the year ended September 30, 2010 Predecessor
Discount rate	5.82%
Compensation increase rate	3.67%
Expected long-term rate of return on plan assets	7.90%

The assets of the funded plans for the Predecessor generally were invested in diversified portfolios that consist of equity, debt and other investment securities.

Postretirement Plans

In the Predecessor period, Ashland sponsored health care and life insurance plans for all eligible U.S. and Canadian employees. Ashland’s retiree life insurance plans were non-contributory, while Ashland shared the costs of providing healthcare coverage with its retired employees through premiums, deductibles and coinsurance provisions. Ashland funded its share of the costs of the postretirement benefit plans as the benefits were paid. Under the health care plan, Ashland’s annual per capita costs were limited to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred after January 1, 2004. As a result health care cost trend rates had no significant effect on the amounts reported for health care plans. The total postretirement benefit cost of these plans was determined by actuarial valuation. The total net postretirement benefit cost of these plans allocated to the Distribution Business and recorded as a component of selling, general and administrative expenses based on pro-rata payroll dollars was $839 during the six months ended March 31, 2011 and $2,899 for the year ended September 30, 2010. There were no expenses associated with these plans in the Successor period. The weighted-average discount rate used to determine the net postretirement benefit cost was 5.50% for the six months ended March 31, 2011 and year ended September 30, 2010. All of the healthcare and life insurance plans are unfunded both in the Predecessor and Successor periods.

Pension and Other Postretirement Benefit Obligations

Actuarial valuations were performed for the pension and other postretirement benefit plans to determine the Company’s obligation for each plan in the Predecessor periods. As mentioned above, the U.S. pension and all other postretirement plans were not assumed by the Company in association with the Ashland Distribution Acquisition. The non-U.S. based pension plans were assumed by the Company in association with the acquisition; however, an actuarial study was performed as of the date of the Ashland Distribution Acquisition, and the non-U.S. based pension plans were fully funded by Ashland as of the date of the Ashland Distribution Acquisition. In the Predecessor period the Company’s portion of Ashland’s total pension obligation was $70,825 at September 30, 2010, and the Company’s portion of Ashland’s total other postretirement benefits obligation was $33,607 at September 30, 2010. The Company’s benefit obligations were developed based on its entire pool of qualifying employees during the Predecessor periods. During the Predecessor period, benefit obligations as presented were not necessarily reflective of the results that the Company would have generated on a stand-alone basis.

The weighted-average assumptions used to actuarially determine benefit obligations for all the major funded and unfunded U.S. and non-U.S. defined benefit plans were as follows:

	Pension plans	Other postretirement benefit plans
	September 30, 2010 Predecessor	September 30, 2010 Predecessor
Discount rate	5.01%	4.68%
Compensation increase rate	3.66%	—

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

11. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates, similar to the Predecessor in prior periods. The Company had capitalized lease obligations of $121 and $318 as of September 30, 2012 and September 30, 2011, respectively. Rent expense (including rentals under short-term leases) was $18,376 for the year ended September 30, 2012, $7,844 for the period from November 4, 2010 (inception) to September 30, 2011, $6,258 for the six months ended March 31, 2011, and $13,143 for the year ended September 30, 2010.

Future minimum non-cancellable rental payments at September 30, 2012 are as follows:

Future Minimum Rental Payments
2013	$13,928
2014	12,814
2015	8,534
2016	5,493
2017	3,664
Thereafter	17,102

Total	$61,535

Environmental Remediation

Due to the nature of its business, the Company is subject to various laws and regulations pertaining to the environment and to the manufacture, sale, transportation and disposal of hazardous products. These laws pertain to, among other things, air and water, the management of solid and hazardous wastes, transportation, and human health and safety.

Ashland has agreed to retain all known environmental remediation liabilities (“Retained Specified Remediation Liabilities”) and all other environmental remediation liabilities arising prior to the closing date of March 31, 2011 of which Ashland receives written notice prior to the fifth anniversary of such closing date (“Other Retained Remediation Liabilities”). Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are generally limited by an individual claim threshold of $175, an aggregate claim deductible of $18,600 and a ceiling of $93,000. Ashland’s indemnification obligations for any Other Retained Remediation Liabilities are subject to an individual claim threshold of $175 and an aggregate claim deductible of $5,000, and Ashland’s indemnification for all Retained Specified Remediation Liabilities and Other Retained Remediation

Liabilities (in each case any other such liabilities relating to off-site locations) is subject to an aggregate ceiling of $75,000. In addition, Ashland’s indemnification obligations resulting from or relating to any Retained Specified Remediation Liabilities, Other Retained Remediation Liabilities or retained litigation liabilities or the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are subject to an aggregate ceiling of $139,500, and Ashland’s total indemnification obligations under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) are subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

As a result, the Company does not currently have any environmental or remediation reserves for matters covered by the purchase agreement. However, if the Company were to incur any Other Retained Remediation Liabilities, the Company would be responsible for the first $5,000 in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Specified Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to take an appropriate environmental or remediation reserve. The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent of clean up and remediation efforts required, the choice of remediation and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

During the Predecessor period, Ashland estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. Environmental remediation expense in the Predecessor period was included within the selling, general and administrative expense caption of the Consolidated Statements of Operations and on an aggregate basis amounted to $501 during the six months ended March 31, 2011, and $12,703 for the year ended September 30, 2010. Environmental remediation expense, net of receivable activity and legal fees, was $1,457 during the six months ended March 31, 2011, and $8,773 for the year ended September 30, 2010.

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

12. Members’ Equity

Immediately after the Ashland Distribution Acquisition, TPG Accolade, L.P. (“TPG Accolade”) owned approximately 99.8% of Holdings, and the remaining approximately 0.2% was owned by management. Unregistered Series A units are sold to management of the Company under a subscription agreement, subject to certain transfer restrictions. Additionally, the Company may issue unregistered Series B units, which are also subject to certain restrictions, to certain officers and employees eligible to participate in the Company’s Equity Plan (see Note 10). The Series B units are profits interests designed to gain value only after Holdings has realized a certain level of returns for the holders of its Series A units and they are assigned a threshold value which is the fair value of the equity on a per-unit basis on the date of grant. Distributions will be made first to Series A unit holders until those holders have received a full return on their capital contributions to Holdings. Once Series A unit holders have received these amounts, the holders of Series B units will become eligible to receive distributions alongside the Series A unit holders in accordance with their sharing percentages after the threshold value for the respective Series B units has been realized. The Series A and B units not classified as Sponsor Units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment.

Profits and losses are allocated among the members based upon the capital account balance of each member at the end of such taxable period equal to a hypothetical distribution that such member would receive assuming a hypothetical liquidation of the Company.

The following table summarizes the Series A activity from March 31, 2011 (Predecessor), just prior to the Ashland Distribution Acquisition, through September 30, 2012:

Series A Membership Units
Balance March 31, 2011 (Predecessor)	—
Unregistered units sold to TPG Accolade (“Sponsor Units”)	450,000,000
Unregistered units sold to management	2,000,000
Repurchase of membership units	(50,000)

Balance September 30, 2011 (Successor)	451,950,000
Sponsor Units sold to TPG Accolade	45,454,545
Unregistered units sold to management	1,160,910
Repurchase of membership units	(425,000)

Balance September 30, 2012 (Successor)	498,140,455

On September 7, 2012, the Company issued 45,454,545 Series A units to TPG Accolade in exchange for a $50,000 investment. The Company funded its equity contribution and loans to its China joint venture, in part, with this investment.

During the year ended September 30, 2012 and pursuant to various Subscription Agreements with Nexeo Solutions Holdings, LLC and certain members of management subscribed to purchase 1,160,910 Series A Units. As of September 30, 2012, the Company has received cash payments totaling $1,015 in connection with these subscribed purchases.

Holders of Series A and B member units are not individually responsible for any liabilities of the Company and share equally in losses of the Company only to the extent of their investment.

In accordance with the terms of Holdings’ amended and restated limited liability company agreement, the Company is required to make quarterly distributions to its members (or directly to a taxing authority on behalf of its members) in amounts equal to the estimated tax liability attributable to each member’s proportionate share of the Company’s taxable income. Such distributions are subject to the availability of funds, as determined by the Board of Directors. Holdings made tax distributions totaling $12,300 during the year ended September 30, 2012. The Company did not make any tax distributions during the period from November 4, 2010 (inception) to September 30, 2011.

13. Derivatives

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275,000 to help manage the Company’s exposure to interest rate risk related to its variable rate Term Loan Facility. Details of the interest rate swap agreements are as follows:

	Notional Amount	Counter Party	Fixed Rate (pay)	Variable Rate (receive)	Maturity	Settlement Frequency
1	$75,000	Barclays	1.693%	three month LIBOR (1)	January 31, 2015	quarterly
2	$80,000	Barclays	1.832%	three month LIBOR (1)	February 29, 2016	quarterly
3	$75,000	Bank of America	1.618%	three month LIBOR (1)	March 30, 2014	quarterly
4	$45,000	Bank of America	2.060%	three month LIBOR (1)	March 30, 2017	quarterly

(1)	Subject to a floor of 1.5%.

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges until the gain or loss is realized. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally recognized in income when the interest expense on the hedged item is recognized. During the year ended September 30, 2012, the Company recognized a realized loss on the interest rate swaps of $656, which was recorded in interest expense. During the year ended September 30, 2012, the Company recorded an unrealized loss on the interest rate swaps of $1,891, which was recorded in other comprehensive income. As of September 30, 2012, approximately $696 in unrealized losses are expected to be realized within the next twelve months. No gains or losses were recognized during the years ended September 30, 2011 and 2010 or the six months ended March 31, 2011.

14. Fair Value Measurements

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

The Company’s interest rate swaps are valued using quoted market prices and significant other observable and unobservable inputs. These financial instruments’ fair values are based upon trades in liquid markets and the valuation model inputs can generally be verified through over-the-counter markets and valuation techniques that do not involve significant management judgment. The fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

At September 30, 2012, the Company’s financial instruments recorded at fair value on a recurring basis related solely to its interest rate swaps. The Company recorded $696 in “Accrued expenses and other liabilities” and $1,195 in “Other non-current liabilities” on the consolidated balance sheet related to these instruments. There were no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2011.

During the year ended September 30, 2012, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of those instruments.

The carrying values of the ABL Facility and Term Loan Facility approximate fair value at September 30, 2012 and 2011, primarily due to the variable rate of interest paid. The estimated fair value of the long-term senior subordinated notes was approximately $174,431 and $172,165 at September 30, 2012 and 2011, respectively. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

15. China Joint Venture

On September 5, 2012, the Company formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem Trading Co, Ltd (“Beijing Plaschem”). Following its initial investment of RMB 96,000 (approximately $15,140), the Company owns 60% of the joint venture. The Company holds 75% of the seats in Nexeo Plaschem’s board and exercises control over the entity.

The Company consolidated the assets of the joint venture at September 30, 2012, consisting primarily of cash related to the initial equity contributions by both parties, and reflected the 40% it does not own as a contingently redeemable noncontrolling interest (see discussion below), classified as mezzanine equity (temporary equity) on the consolidated balance sheet. During the period from September 5, 2012 (formation) to September 30, 2012, the joint venture had no operations and did not generate income or loss. Accordingly, there is no income or loss attributable to the noncontrolling interest in the net loss in the Company’s consolidated statement of operations. The joint venture is not a guarantor of the notes, the ABL Facility or the Term Loan Facility.

During October 2012, the Company funded three loans to the joint venture, totaling $50,000. The Company funded its equity contribution and the loans to the joint venture, in part, with a $50,000 equity investment from TPG completed in September 2012 with the remaining portion funded with a combination of operating cash flow and additional borrowings under the ABL Facility.

On November 1, 2012, Nexeo Plaschem acquired all of Beijing Plaschem’s operations, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364,000 (approximately $57,900)

paid at closing and a note payable of approximately RMB 166,090 (approximately $26,420). The note payable is subject to certain working capital adjustments and is payable in installments through the third fiscal quarter of 2013. The acquisition of Beijing Plaschem’s operations by Nexeo Plaschem expands the Company’s reach into China. The Company has not finalized the purchase accounting for the acquisition of the Beijing Plaschem’s operations and expects that most of the purchase price will be allocated to inventory, purchased intangible assets with finite lives and goodwill.

The Company has the opportunity, and in certain situations the obligation, to acquire the remaining 40% of the joint venture from the shareholders of Beijing Plaschem in several steps for cash up to approximately RMB 650,000 (approximately $103,100 at September 30, 2012), if certain conditions are met. The shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to approximately RMB 500,000 (approximately $79,320 at September 30, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of 2013. At September 30, 2012, none of the required conditions that could trigger the exercise of these rights and obligations have been met.

The Company plans to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional debt. In a future period, which is projected to be during 2013, one of the shareholders of Beijing Plaschem is expected to make a RMB 25,000 (approximately $3,970 at September 30, 2012) equity investment in the Company.

16. Predecessor Restructuring Activities

In conjunction with the Hercules Incorporated acquisition in November 2008 and the significant deterioration of global economic demand during 2009, Ashland announced an integration and cost reduction organizational restructuring plan that targeted certain projected cost savings as part of combining joint and redundant services and facilities in the Predecessor periods. This program focused primarily on capturing operational, selling and administrative savings within the combined company.

The Distribution Business’ participation in the Ashland programs resulted in five permanent facility closings through the end of the September 30, 2010 period, and reduced the Distribution Business’ workforce by approximately 300 employees. The total restructuring cost incurred under the cost structure efficiency programs, primarily associated with severance obligations for the Distribution Business was $1,637 for the year ended September 30, 2010 and was classified within the selling, general and administrative expense within the Predecessor statements of operations. No expense is recorded in the Successor period. No restructuring reserves related to the cost structure efficiency programs are recorded within the consolidated balance sheets in the Successor period.

17. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. The Company has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries. As of September 30, 2012, management intends to indefinitely reinvest such earnings, which amount to approximately $1,200. Management estimates a net tax impact of approximately $100 if these earnings were repatriated.

As discussed in Note 1, the Successor Company was organized as a limited liability company to acquire the assets of the Distribution Business. Holdings is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of the Company’s taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

During the Predecessor period, income taxes were calculated on a separate return basis, although the operations were historically included in the Ashland U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Ashland’s global tax model was developed based on its entire portfolio of businesses. Accordingly, tax results as presented for the Predecessor periods were not necessarily reflective of the results that would have been generated on a standalone basis.

The details for provision for income taxes are as follows (1):

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011
Current tax expense:
United States—State	$182	$298
International	137	1,711

Total current expense	319	2,009

Deferred tax expense:
United States—State	437	(595)
International	1,498	(702)

Total deferred expense (benefit)	1,935	(1,297)

Total income tax	$2,254	$712

(1)	For the six months ended March 31, 2011 and the year ended September 30, 2010 during the Predecessor period, current tax expense totaled $12,868 and $23,041, respectively, and deferred tax expense (benefit) totaled $1,616 and $(2,814), respectively.

Temporary differences that result in significant deferred tax assets and liabilities are as follows:

	September 30, 2012	September 30, 2011
Deferred Tax Assets
Foreign and state operating losses	$1,873	$1,098
Unrealized gains/losses	63	228
Fixed assets and intangibles	857	393
Uncollectible accounts receivable	—	500
Compensation and other accruals	1,013	42
Other items	321	606
Valuation allowance	(2,875)	(1,295)

Total deferred tax assets	$1,252	$1,572

Deferred Tax Liabilities
Intangibles	$1,586	$216
Other items	304	59

Total deferred tax liabilities	$1,890	$275

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with the Ashland Distribution Acquisition, the book basis of foreign assets and liabilities were stepped-up to their estimated fair market value.

The U.S. and international components of income from operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follows:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011	Year Ended September 30, 2010
Income (loss) before income taxes
United States	$(3,091)	$(76,864)	$30,325	$47,634
International	1,747	(515)	10,051	8,235

	$(1,344)	$(77,379)	$40,376	$55,869

U.S. statutory rate	0%	0%	35%	35%
Income taxes computed at U.S. statutory rate	$—	$—	$14,132	$19,554
Income tax expense (benefit) computed resulting from:
State income taxes	329	(300)	997	2,044
Net impact of foreign results	(125)	(283)	(990)	(1,328)
Permanent differences and other items	119	—	345	(43)
Impact of change in effective tax rate on deferred taxes	199	—	—	—
True-up to prior year taxes	116	—	—	—
Other	36	—	—	—
Valuation allowance	1,580	1,295	—	—

Income tax expense	$2,254	$712	$14,484	$20,227

As of September 30, 2012, the Company has gross cumulative foreign loss carryforwards of $7,356, which relate primarily to its foreign subsidiaries. These loss carryforwards expire at various times ranging from five years for Italy to indefinitely for Germany, France, United Kingdom, Ireland, Denmark, Sweden, Norway, Singapore, and Luxembourg. The Company believes that it is more likely than not that taxable income in future years will allow the Company to utilize the carryforwards that have not had a valuation allowance placed against them.

At September 30, 2012 and 2011, the valuation allowance was $2,875 and $1,295, respectively. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at September 30, 2012, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

Uncertain tax positions

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.

The Company had no uncertain tax positions for the years ended September 30, 2012 and September 30, 2011.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the consolidated statements of operations. There were no such interest and penalties during the years ended September 30, 2012 and September 30, 2011.

The Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. Foreign taxing jurisdictions significant to the Company include Spain, Italy, United Kingdom, Netherlands, and Canada. Within the United States, the Company is subject to state income tax examination by tax authorities for periods after March 2011. With respect to countries outside of the United States, with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2010.

18. Segment and Geographic Information

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

The Company aggregates total assets at the line of business level. The assets attributable to the Company’s lines of business, that are reviewed by the CODM, consist primarily of trade accounts receivable, goodwill and inventories. The Company’s inventory of packaging materials and containers are generally not allocated to a line of business and are included in unallocated assets.

Summarized financial information relating to the Company’s lines of business is as follows:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011	Year Ended September 30, 2010
Revenue
Chemicals	$1,869,713	$971,475	$828,704	$1,589,105
Plastics	1,697,039	882,986	831,482	1,421,745
Other	447,812	229,823	208,981	408,514

Total revenue	$4,014,564	$2,084,284	$1,869,167	$3,419,364

Gross profit
Chemicals	$168,480	$78,762	$71,335	$149,990
Plastics	138,960	61,547	65,529	114,117
Other	54,541	26,526	25,676	53,251

Total gross profit	361,981	166,835	162,540	317,358
Selling general & administrative	314,438	135,050	76,021	173,851
Corporate overhead allocation	—	—	48,577	90,225
Transaction related costs	5,970	85,205	—	—

Total operating income (loss)	41,573	(53,420)	37,942	53,282
Other income	2,090	787	2,434	2,587
Interest income (expense)
Interest income	346	152	—	—
Interest expense	(45,353)	(24,898)	—	—

Income (loss) before income taxes	(1,344)	(77,379)	40,376	55,869

Income tax expense	2,254	712	14,484	20,227

Net income (loss)	$(3,598)	$(78,091)	$25,892	$35,642

Identifiable segment assets

	Balance at September 30, 2012	Balance at September 30, 2011
Identifiable Assets
Chemicals	$446,157	$459,823
Plastics	465,380	470,097
Other	106,852	103,751

Total identifiable assets by segment	1,018,389	1,033,671

Unallocated assets	464,136	386,452

Total Assets	$1,482,525	$1,420,123

	September 30, 2012	September 30, 2011
Goodwill by segment
Chemicals	$79,953	$79,953
Plastics	60,999	61,761
Other	26,682	26,682

Total	$167,634	$168,396

The Successor did not have operating segments during any periods prior to the Ashland Distribution Acquisition.

Information about the Company’s domestic and international operations follows. No single customer represented more than 10% of sales for the year ended September 30, 2012 or for the period from November 4, 2010 (inception) to September 30, 2011. Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011	Year Ended September 30, 2010
North America	$3,456,457	$1,779,327	$1,582,715	$2,965,756
EMEA	550,304	302,805	283,210	447,927
Asia	7,803	2,152	3,242	5,681

Total	$4,014,564	$2,084,284	$1,869,167	$3,419,364

19. Related Party

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, “TPG”) pursuant to which it will provide the Company with ongoing management, advisory and consulting services. Upon execution of the management services agreement, TPG received a one-time aggregate transaction fee of $15,000 as well as reimbursements of $5,508 in out-of-pocket expenses incurred in connection with the Ashland Distribution Acquisition ($20,508 total transaction related fees). Approximately $5,246 of the total transaction fees represent debt issuance related costs, and this amount is recorded within “Other non-current assets” as of September 30, 2011, and the remaining $15,262 represents due diligence and other facilitative costs, which was recorded as expense within acquisition-related and other costs for the period November 4, 2010 to September 30, 2011. Additionally, under the terms of the agreement, TPG receives a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter subject to a minimum annual fee of $3,000). During the fiscal year ended September 30, 2012, the Company recorded a management fee of $3,182, and $1,500 for the period from November 4, 2010 (inception) to September 30, 2011, which was recorded in selling, general and administrative expenses.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. During the fiscal year ended September 30, 2012 and the period from November 4, 2010 (inception) to September 30, 2011, the Company recorded consulting fees to TPG of $3,063 and $1,719, respectively, which was recorded in selling, general and administrative expenses. During the first quarter of fiscal year 2013, the Company paid TPG a one-time aggregate transaction fee of $10,000 in connection with the closing of the purchase of Beijing Plaschem’s operations.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program are $188 and $125 for the fiscal year ended September 30, 2012 and the period from November 4, 2010 (inception) to September 30, 2011, respectively, which was recorded within selling, general and administrative expenses. The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions.

The Company’s sales to TPG related entities for the fiscal year ended September 30, 2012 and the period from November 4, 2010 (inception) to September 30, 2011 were $6,587 and $3,015, respectively. The Company did not make any purchases from TPG related entities for the fiscal year ended September 30, 2012 and the period from November 4, 2010 (inception) to September 30, 2011.

20. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S-X issued by the Securities and Exchange Commission. The condensed consolidating financial statements reflect the Company’s financial position as of September 30, 2012 and 2011; the results of operations and cash flows for the year ended September 30, 2012, the period from November 4, 2010 (inception) to September 30, 2011, the six month period ended March 31, 2011 and the year ended September 30, 2010.

As a result of the Ashland Distribution Acquisition, on March 31, 2011 Solutions and its wholly owned subsidiary, Nexeo Solutions Finance Corporation (“Co-issuer” and together with Solutions, the “Issuers”), issued $175,000 in aggregate principal amount of senior subordinated notes. The notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Hold. Solutions is also the primary borrower under the Term Loan Facility and the ABL Facility, which are guaranteed by Holdings and Sub Hold. The Co-issuer also is a guarantor under the Term Loan Facility.

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

Holdings was formed on November 4, 2010, as the parent company to Solutions, which acquired the distribution business from Ashland. Holdings has no predecessor and is not presented in the condensed consolidating financial statements in periods prior to that date.

The Co-issuer is a wholly owned finance subsidiary of Solutions, which jointly and severally issued the securities. Sub Hold has no independent operations and minimal assets. Consequently, separate financial information of Sub Hold is not presented. The Co-Issuer was formed on February 11, 2011 and has no predecessor. The remaining subsidiaries (“Non-Guarantor Subsidiaries”) are not guarantors of the notes. The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets as of September 30, 2012

	Successor as of September 30, 2012
	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$158	$—	$15,058	$120,119	$—	$135,335
Accounts and notes receivable, net	—	—	402,865	154,306	—	557,171
Inventories	—	—	250,657	60,154	—	310,811
Intercompany advances	1,836	—	2,826	—	(4,662)	—
Other current assets	—	—	10,625	3,428	—	14,053

Total current assets	1,994	—	682,031	338,007	(4,662)	1,017,370
Property, plant and equipment, net	—	—	180,665	17,197	—	197,862
Goodwill and other intangibles, net	—	—	182,103	55,074	—	237,177
Other non-current assets	—	—	29,693	423	—	30,116
Intercompany advances	—	—	125,224	—	(125,224)	—
Investment in subsidiaries	396,321	—	143,811	—	(540,132)	—

Total assets	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525

Liabilities & Members’ Equity
Current Liabilities
Current portion of long-term debt	$—	$—	$3,369	$—	$—	$3,369
Intercompany advances	35	—	1,836	2,791	(4,662)	—
Accounts payable and accrued expenses	1	—	354,085	103,559	—	457,645

Total current liabilities	36	—	359,290	106,350	(4,662)	461,014
Long-term debt	—	—	578,257	22,376		600,633
Other non-current liabilities	—	—	9,659	2,788	—	12,447
Intercompany advances	—	—	—	125,224	(125,224)	—

Total liabilities	$36	$—	$947,206	$256,738	$(129,886)	$1,074,094

Redeemable noncontrolling interest	$—	$—	$—	$10,152	$—	$10,152

Members’ Equity
Member interests	$492,540	$—	$490,495	$156,763	$(647,258)	$492,540
Retained earnings (deficit)	(81,689)	—	(81,663)	7,648	74,015	(81,689)
Accumulated other comprehensive loss	(12,572)	—	(12,511)	(20,600)	33,111	(12,572)

Total members’ equity	398,279	—	396,321	143,811	(540,132)	398,279

Total liabilities and members’ equity	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525

Condensed Consolidating Statements of Operations for the year ended September 30, 2012

	Successor for the year ended September 30, 2012
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$3,151,169	$863,395	$—	$4,014,564
Cost of sales and operating expenses	—	—	2,848,947	803,636	—	3,652,583

Gross profit	—	—	302,222	59,759	—	361,981
Selling, general and administrative expenses	26	—	267,481	52,901	—	320,408

Operating income (loss)	(26)	—	34,741	6,858	—	41,573
Other income (expense):
Interest expense, net	—	—	(43,921)	(1,086)	—	(45,007)
Equity in earnings (losses) of subsidiaries	(3,572)	—	3,981	—	(409)	—
Other income (expense)	—	—	2,273	(183)	—	2,090

Income (loss) before income taxes	(3,598)	—	(2,926)	5,589	(409)	(1,344)
Income tax expense	—	—	646	1,608	—	2,254

Net income (loss)	$(3,598)	$—	$(3,572)	$3,981	$(409)	$(3,598)

Condensed Consolidating Statements of Cash Flows for the year ended September 30, 2012

	Successor for the year ended September 30, 2012
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operations	$(483)	$—	$92,662	$20,238	$—	$112,417

Cash Flows From Investing Activities
Investment in subsidiary	(50,000)	—	(15,300)	—	65,300	—
Additions to property, plant and equipment	—	—	(20,548)	(2,346)	—	(22,894)
Proceeds from disposal of property, plant and equipment	—	—	522	613	—	1,135

Net cash used in investing activities	(50,000)		(35,326)	(1,733)	65,300	(21,759)
Cash Flows From Financing Activities
Proceeds from sale of membership interest	51,015	—	—	—	—	51,015
Repurchase of membership units	(375)	—	—	—	—	(375)
Changes in noncontrolling interest	—	—	—	10,095		10,095
Member tax distributions	(12,300)	—	—	—	—	(12,300)
Transfers to/from affiliates	12,300	—	(53,327)	41,027	—	—
Investment from parent	—	—	50,000	15,300	(65,300)	—
Proceeds from the issuance of long-term debt, net of discount	—	—	527,300	47,586	—	574,886
Repayment of long-term debt and capital lease payments	—	—	(573,243)	(48,729)	—	(621,972)
Payment of debt issuance costs	—	—	(1,329)	—	—	(1,329)

Net cash provided by/(used in) financing activities	50,640	—	(50,599)	65,279	(65,300)	20
Effect of exchange rate changes on cash	—	—	349	(681)	—	(332)

Increase in cash	157	—	7,086	83,103	—	90,346
Beginning cash balance	1	—	7,972	37,016	—	44,989

Ending cash balance	$158	$—	$15,058	$120,119	$—	$135,335

Condensed Consolidating Balance Sheets as of September 30, 2011

	Successor as of September 30, 2011
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1	$—	$7,972	$37,016	$—	$44,989
Accounts and notes receivable, net	—	—	411,342	154,504	—	565,846
Inventories	—	—	251,466	64,335	—	315,801
Other current assets	—	—	6,895	340	—	7,235

Total current assets	1	—	677,675	256,195	—	933,871
Property, plant and equipment, net	—	—	185,580	20,940	—	206,520
Goodwill and other intangibles, net	—	—	188,564	56,098	—	244,662
Other non-current assets	—	—	34,871	199	—	35,070
Intercompany advances	—	—	84,197	—	(84,197)	—
Investment in subsidiaries	364,027	—	129,417	—	(493,444)	—

Total assets	$364,028	$—	$1,300,304	$333,432	$(577,641)	$1,420,123

Liabilities & Members’ Equity
Current Liabilities
Current portion of long-term debt	$—	$—	$3,430	$—	$—	$3,430
Accounts payable and accrued expenses	—	—	306,176	97,248	—	403,424

Total current liabilities	—	—	309,606	97,248	—	406,854
Long-term debt	—	—	623,654	22,289	—	645,943
Other non-current liabilities	—	—	3,017	281	—	3,298
Intercompany advances	—	—	—	84,197	(84,197)	—

Total liabilities	$—	$—	$936,277	$204,015	$(84,197)	$1,056,095

Members’ Equity
Member interests	$452,364	$—	$452,363	$138,526	$(590,889)	$452,364
Retained earnings (deficit)	(78,091)	—	(78,091)	3,667	74,424	(78,091)
Unrealized foreign currency translation loss	(10,245)	—	(10,245)	(12,776)	23,021	(10,245)

Total members’ equity	364,028	—	364,027	129,417	(493,444)	364,028

Total liabilities and members’ equity	$364,028	$—	$1,300,304	$333,432	$(577,641)	$1,420,123

Condensed Consolidating Statements of Operations for the Period

November 4, 2010 (inception) to September 30, 2011

	Successor for the Period November 4, 2010 (inception) to September 30, 2011
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$1,644,679	$439,605	$—	$2,084,284
Cost of sales and operating expenses	—	—	1,504,014	413,435	—	1,917,449

Gross profit	—	—	140,665	26,170	—	166,835
Selling, general and administrative expenses	—	—	195,079	25,176	—	220,255

Operating income (loss)	—	—	(54,414)	994	—	(53,420)
Other income (expense):
Interest expense, net	—	—	(26,071)	1,325	—	(24,746)
Equity in earnings (losses) of subsidiaries	(78,091)	—	3,667	—	74,424	—
Other income	—	—	198	589	—	787

Income (loss) before income taxes	(78,091)	—	(76,620)	2,908	74,424	(77,379)
Income tax expense (benefit)	—	—	1,471	(759)	—	712

Net income (loss)	$(78,091)	$—	$(78,091)	$3,667	$74,424	$(78,091)

Condensed Consolidating Statements of Cash Flows for the Period

November 4, 2010 (inception) to September 30, 2011

	Successor for the Period November 4, 2010 (inception) to September 30, 2011
	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$1	$—	$(33,757)	$(10,542)	$—	$(44,298)

Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(4,009)	(366)	—	(4,375)
Proceeds from disposal of property, plant and equipment	—	—	64	—	—	64
Ashland Distribution Acquisition	(451,950)	—	(422,067)	(98,413)	—	(972,430)

Net cash used in investing activities	(451,950)	—	(426,012)	(98,779)	—	(976,741)
Cash Flows From Financing Activities
Proceeds from the sales of membership interest	452,000	—	—	—	—	452,000
Repurchase of membership units	(50)	—	—	—	—	(50)
Proceeds from the issuance of debt, net	—	—	684,656	24,228	—	708,884
Repayment of long-term debt and leases	—	—	(56,769)	(1,938)	—	(58,707)
Payment of debt issuance costs	—	—	(34,869)	(92)	—	(34,961)
Transfers (to) from affiliates	—	—	(124,139)	124,139	—	—

Net cash provided by financing activities	451,950	—	468,879	146,337	—	1,067,166
Effect of exchange rate changes on cash	—	—	(1,138)	—	—	(1,138)

Increase in cash	1	—	7,972	37,016	—	44,989
Beginning cash balance	—	—	—	—	—	—

Ending cash balance	$1	$—	$7,972	$37,016	$—	$44,989

Condensed Consolidating Statements of Operations for the six months ended March 31, 2011

	Predecessor for the six months ended March 31, 2011
	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$1,454,732	$414,435	$—	$1,869,167
Cost of sales and operating expenses	1,324,173	382,454	—	1,706,627

Gross profit	130,559	31,981	—	162,540
Selling, general and administrative expenses	99,468	25,130	—	124,598

Operating income	31,091	6,851	—	37,942
Other income (expense):
Interest expense, net	—	—	—	—
Equity in earnings of subsidiaries	8,043	—	(8,043)
Other income	1,242	1,192	—	2,434

Income before income taxes	40,376	8,043	(8,043)	40,376
Income tax expense	14,484	—	—	14,484

Net income	$25,892	$8,043	$(8,043)	$25,892

Condensed Consolidating Statements of Cash Flows for the six month Period ended March 31, 2011

	Predecessor for the six months ended March 31, 2011
	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by/(used in) operations	$38,784	$(23,557)	$—	$15,227

Cash Flows From Investing Activities
Additions to property, plant and equipment	(3,443)	574	—	(2,869)
Proceeds from disposal of property, plant and equipment	—	794	—	794

Net cash provided by/(used in) investing activities	(3,443)	1,368	—	(2,075)
Cash Flows From Financing Activities
Transfers (to) from affiliates	(35,341)	22,189	—	(13,152)

Net cash provided by/(used in) financing activities	(35,341)	22,189	—	(13,152)
Effect of exchange rate changes on cash	—	—	—	—

Increase in cash	—	—	—	—
Beginning cash balance	—	—	—	—

Ending cash balance	$—	$—	$—	$—

Condensed Consolidating Statement of Operations for the year ended September 30, 2010

	Predecessor for the year ended September 30, 2010
	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$2,698,667	$720,697	$—	$3,419,364
Cost of sales and operating expenses	2,441,000	661,006	—	3,102,006

Gross profit	257,667	59,691	—	317,358
Selling, general and administrative expenses	132,626	131,450	—	264,076

Operating income (loss)	125,041	(71,759)	—	53,282
Other income (expense):
Interest expense, net	—	—	—	—
Equity in earnings of subsidiaries	(20,262)	—	20,262	—
Other income	1,472	1,115	—	2,587

Income (loss) before income taxes	106,251	(70,644)	20,262	55,869
Income tax expense (benefit)	70,609	(50,382)	—	20,227

Net income (loss)	$35,642	$(20,262)	$20,262	$35,642

Condensed Consolidating Statements of Cash Flows for the year ended September 30, 2010

	Predecessor for the year ended September 30, 2010
	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$(31,725)	$(24,448)	$—	$(56,173)

Cash Flows From Investing Activities
Additions to property, plant and equipment	(16,827)	(2,085)	—	(18,912)
Proceeds from disposal of property, plant and equipment	—	866	—	866

Net cash used in investing activities	(16,827)	(1,219)	—	(18,046)
Cash Flows From Financing Activities
Transfers from affiliates	48,552	25,667	—	74,219

Net cash provided by financing activities	48,552	25,667	—	74,219
Effect of exchange rate changes on cash	—	—	—	—
Increase in cash	—	—	—	—
Beginning cash balance	—	—	—	—

Ending cash balance	$—	$—	$—	$—

21. Subsequent Events

On October 29, 2012, Hurricane Sandy caused significant damage and disrupted business in the northeastern part of the U.S. The Company maintains standard insurance against catastrophic losses, which are subject to a deductible. The Company is currently in the process of assessing all damages to its facilities and the potential insurance coverage. Additionally, the Company is evaluating the adverse effect on its operations in the first quarter of our fiscal year, due to property damage and interrupted business incurred by our customers and suppliers.

Effective October 16, 2012, the Company amended certain terms of the Term Loan Facility and the ABL Facility and borrowed an additional $175,000 on the Term Loan Facility. Effective November 29, 2012, the Term Loan Facility terms were further revised such that the initial Excess Cash Flow (as defined in the agreement) mandatory prepayment, if required, occurs after the fiscal year ended September 30, 2013 in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013. See Note 9.

On November 1, 2012, Nexeo Plaschem acquired all of Beijing Plaschem’s operations, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364,000 (approximately $57,900) paid at closing and a note payable of approximately RMB 166,090 (approximately $26,420). See Note 15.

On November 16, 2012, the Company’s facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing the Chemicals business. There were no injuries to personnel as a result of the fire and all other buildings at the location are functioning as normal. The Company is utilizing other locations to service its Chemicals customers in the region, and the Company does not expect a significant impact to the operations as a result of the fire. The Company is currently investigating the cause of the fire and is in the process of assessing damages and potential insurance coverage.

Nexeo Solutions Holdings, LLC and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

	Balance Beginning of Period		Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Acquisition and Other Changes (1)	Balance End of Period
	(in thousands)
Successor
Year Ended September 30, 2012
Allowance for doubtful accounts	$4,610		$1,540		$—		$(2,251	)(3)	$—	$3,899
Reserve for sales returns and allowances	1,462		—		718	(4)	—		—	2,180
For The Period November 4, 2010 (inception) to September 30, 2011
Allowance for doubtful accounts (2)	$—		$1,842		$—		$(794	)(3)	$3,562	$4,610
Reserve for sales returns and allowances	—		—		11	(4)	—		1,451	1,462

Predecessor
Six Months Ended March 31, 2011
Allowance for doubtful accounts	$7,460		$2,451		$—		$(2,671	)(3)	$—	$7,240
Reserve for sales returns and allowances	1,640		—		(189	)(4)	—		—	1,451
Restructuring reserve	539		110	(5)	—		(373)		—	276
Year Ended September 30, 2010
Allowance for doubtful accounts	$8,714		$836		$—		$(2,090	)(3)	$—	$7,460
Reserve for sales returns and allowances	—	(6)	—		1,640	(4)	—		—	1,640
Restructuring reserve	2,851		1,085	(5)	—		(3,397)		—	539

(1)	Represents changes related to Ashland Distribution Acquisition.
(2)	We have revised the 2011 presentation to reclassify the allowance for doubtful accounts assumed in the Ashland Distribution Acquisition from accounts receivable to the allowance for doubtful accounts. The Company does not believe that the revisions to this disclosure are material to the prior year’s consolidated financial statements.
(3)	Accounts written off during the year, net of recoveries and foreign exchange impact.
(4)	Amounts represent estimates for expected sales returns.
(5)	Amounts represent facilities closing and workforce reduction expenses and reserves incurred in conjunction with the Hercules Incorporated acquisition in 2008 and cost savings initiatives in 2009. Ashland retained $275,000 of the remaining reserve at the March 31, 2011 acquisition.
(6)	Prior to Fiscal Year 2010, Ashland Inc. did not maintain a reserve for sales returns and allowances for their distribution business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, we have completed upgrades to our technology platform, including an upgrade to our ERP system. Additionally, we successfully completed the exit of the information technology TSA. This resulted in changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The upgrade included a newer version of accounting modules thus allowing us to maintain our control environment in a more current software program.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for new registrants filing under Section 15(d) of the Exchange Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

Solutions is managed by the Board of Directors of Holdings. Accordingly, in this Form 10-K, when we refer to our Board of Directors, or any committee thereof, we are referring to the Board of Directors of Holdings, and when we refer to our officers we are referring to the officers of Solutions. Set forth below is the name, age, position and description of the business experience of each of our executive officers and directors.

Name	Age	Position
David A. Bradley	41	President, Chief Executive Officer and Director
Ross J. Crane	49	Executive Vice President, Chief Financial Officer and Assistant Treasurer
Michael B. Farnell, Jr.	42	Executive Vice President, Chief Legal Officer, Secretary and Assistant Treasurer
Lisa P. Britt	44	Executive Vice President and Chief Human Resources Officer
David L. Chapman	53	Executive Vice President and Chief Information Officer
Henry E. Harrell	52	Senior Vice President—Chemicals
Stephen M. Heft	53	Senior Vice President—Supply Chain
Andrew R. Hopkins	54	Senior Vice President—Composites and Environmental Services
Shawn D. Williams	49	Senior Vice President—Plastics
Eric S. Witt	39	Senior Vice President—Strategy and Business Development
Michael L. Everett	46	Vice President and Treasurer
Dan F. Smith	66	Chairman of the Board
Kenneth M. Burke	63	Director
Kevin R. Burns	49	Director
Michael G. MacDougall	42	Director
Steven B. Schwarzwaelder	57	Director
John H. Williford	56	Director
Nathan H. Wright	46	Director
Christopher J. Yip	31	Director

David A. Bradley—President, Chief Executive Officer and Director. Mr. Bradley has served as our Chief Executive Officer since March 15, 2011 and as a Director since April 29, 2011. Mr. Bradley served as Chief Operating Officer of Kraton Performance Polymers, Inc. from December 2009 through January 2011, as Vice President of Global Operations from December 2004 until December 2009 and as Vice President of Business Transformation from April 2004 until December 2004. Mr. Bradley also served as Chief Operating Officer of Kraton Polymers LLC, Elastomers Holdings LLC and Kraton Polymers U.S. LLC from April 2004 through January 2011 and as Chief Operating Officer of K.P. Global Holdings C.V. from December 2006 through January 2011. Prior to joining Kraton Performance Polymers, Inc., Mr. Bradley served as the Lexan Manufacturing Manager at GE Plastics’ Mount Vernon, Indiana, site. Mr. Bradley served in a variety of leadership positions for GE Plastics from 1994 to 2004, which included roles in business process development and Six Sigma. Mr. Bradley holds a B.S. degree in Chemical Engineering from the University of Louisville.

Mr. Bradley has had a notable career in the chemical industry, including several years as an executive officer. Mr. Bradley’s extensive experience, together with his training in chemical engineering and broad industry knowledge, enable Mr. Bradley to provide our Board of Directors with executive counsel on a full range of business, strategic and professional matters.

Ross J. Crane—Executive Vice President, Chief Financial Officer and Assistant Treasurer. Mr. Crane has served as our Executive Vice President and Chief Financial Officer since August 8, 2011. Mr. Crane served as Chief Financial Officer for Belkin International, Inc. from September 2008 to August 2011. Prior to joining Belkin International, Inc., Mr. Crane served as Senior Vice President, Strategic Initiatives, Chief Financial Officer, North America, and Interim President, North America at Ingram Micro Inc., the world’s largest distributor of technology goods and services from August 2005 to September 2008. From November 1994 to August 2005, Mr. Crane held various senior financial positions at Avnet Inc, including Senior Vice President, Group Financial Officer of Avnet

Electronics Marketing. From 1999 to 2002, Mr. Crane served as Vice President, and subsequently Senior Vice President, Group Financial Officer of Avnet Applied Computing. Prior to joining Avnet Inc., Mr. Crane spent six years with Honeywell Inc. in its Space Systems Group and its Industrial Automation and Control Group. During this six-year period, Mr. Crane held a variety of positions in manufacturing, government relations, working capital management, program accounting and financial planning and reporting. Mr. Crane received his B.S. and M.B.A. in Finance from Arizona State University and graduated Magna Cum Laude. Mr. Crane also served as a member of the Dean’s Board of Excellence for the Barrett Honors College in Arizona State University’s College of Business.

Michael B. Farnell, Jr.—Executive Vice President, Chief Legal Officer, Secretary and Assistant Treasurer. Mr. Farnell has served as our Executive Vice President, Chief Legal Officer and Assistant Treasurer since August 15, 2011 and has served as our Secretary since February 22, 2011. Mr. Farnell previously served as our Vice President from February 14, 2011 through August 15, 2011 and as our Treasurer from February 22, 2011 through August 15, 2011. Mr. Farnell served as legal counsel for TPG from 2006 to 2011. Prior to joining TPG, Mr. Farnell was a corporate attorney with the law firm of Weil, Gotshal & Manges, LLP in Dallas, Texas from 1998 through 2006. Mr. Farnell has served as a director for British Vita Group S.a.r.l. since October 2006. Mr. Farnell received his J.D. and M.B.A degrees from Southern Methodist University, where he was a member of the SMU Law Review, and his B.A. degree from Trinity University.

Lisa P. Britt—Executive Vice President and Chief Human Resources Officer. Ms. Britt has served as our Executive Vice President since August 15, 2011 and has served as our Chief Human Resources Officer since May 23, 2011. From September 1998 to May 2011, Ms. Britt served as Vice President of Global Human Resources at Covidien plc, a developer, manufacturer and supplier of pharmaceuticals and imaging devices based in St. Louis, Missouri. Ms. Britt joined Covidien plc (formerly Tyco Healthcare Group LP) in 1998 and held various roles of increasing responsibility in its corporate headquarters in Mansfield, Massachusetts as well as human resources manufacturing leadership roles in South Carolina. Ms. Britt holds a B.A. degree from Lander University.

David L. Chapman—Executive Vice President and Chief Information Officer. Mr. Chapman has served as our Executive Vice President since August 15, 2011 and has served as our Chief Information Officer since April 1, 2011. Mr. Chapman served as our Vice President from April 1, 2011 to August 15, 2011, and served as our interim Chief Information Officer from November 2010 to March 2011. Mr. Chapman was self-employed providing consulting services to Accenture plc, SAP AG and TPG from March 2009 to March 2011. Mr. Chapman was with LyondellBasell Industries N.V. and its predecessors from February 1982 to February 2009, where he served in a variety of real estate, transformation and IT roles, including as Vice President, Business Solutions. Mr. Chapman holds a B.S. degree in Environmental Design from the University of Colorado.

Henry E. Harrell—Senior Vice President—Chemicals. Mr. Harrell has served as our Senior Vice President—Chemicals since November 27, 2012. Mr. Harrell served as Executive Vice President-Sales, Marketing and Pricing at Broder Bros. Co. from January 10, 2010 to April 30, 2012. From June 2005 to January 2010, he served as a Vice President-Sales and Marketing for Bway Corp. Prior to joining Bway Corp., Mr. Harrell spent 9 years with GE Plastics in a variety of commercial leadership and eBusiness roles, including Global Accounts Director, Global Commercial Director for the Crystaline Business, eBusiness Leader for GE Plastics-Europe, along with other commercial roles. Mr. Harrell has 30 years of commercial and commercial leadership experience. Mr. Harrell holds a B.S. in Business Management from Virginia Tech.

Stephen M. Heft—Senior Vice President—Supply Chain. Mr. Heft has served as our Senior Vice President—Supply Chain since June 6, 2011. Mr. Heft served as the Vice President of Operations/Supply Chain for the Latin American Region of Newell Rubbermaid Inc. from April 2003 to March 2011. During his time at Newell Rubbermaid Inc., Mr. Heft held various positions, including VP of Operations, Office Products, VP of Operations-EMEA-Sanford Brands, and Site Director Wilmington, Ohio and DeWitt, Nebraska. Prior to joining Newell Rubbermaid, Inc., Mr. Heft served in a variety of roles in both private and public companies including Chief Operating Officer and Executive Vice President of Tecmarine Lines Inc., President of Tex-Pack Express Inc., Director of Customer Care and Project Management SMS-Marconi, Director-Operations for Advertising Sales for MediaOne, Site Planning Manager Frito-Lay, Inc., Operations Manager-Frito Lay, Inc. and was promoted to Major in the United States Marine Corps Reserve. Mr. Heft holds a B.S. degree in Business Administration (Marketing) from Auburn University.

Andrew R. Hopkins—Senior Vice President—Composites & Environmental Services. Mr. Hopkins has served as our Senior Vice President—Composites since October 31, 2011, and as our Senior Vice President—Composites and Environmental Services since January 20, 2012. Mr. Hopkins was an Executive Vice President for RheTech Inc., a privately-held company, from November 2007 to October 2011. Before joining RheTech Inc, Mr. Hopkins held various positions with Owens Corning Corporation from April 1996 to October 2007, including Director, Strategic Marketing, Director, North America Marketing and Sales, and General Manager, Owens Corning Automotive. Mr. Hopkins holds a Ph.D. in Physical Organic Chemistry from the University of Kent, United Kingdom and a B.S. degree in Chemistry from the University of London. Mr. Hopkins is an elected Fellow of the Royal Society of Chemistry and a member of the Society of Plastic Engineers.

Shawn D. Williams —Senior Vice President—Plastics. Mr. Williams has served as our Senior Vice President—Plastics since September 10, 2012. Mr. Williams served as President and CEO of Momentive Performance Materials, Inc. from 2009 to 2012. Prior to joining Momentive, he spent 20 years in a variety of leadership positions with General Electric Company. He served on the Board of Directors of the YMCA in Albany, New York from 2011 to 2012 and Purdue University’s PBAO from 2008 to 2012. Mr. Williams holds a B.S. degree in Electrical Engineering from Purdue University and a M.B.A. from the Haas School of Business at University of California, Berkeley.

Eric S. Witt—Senior Vice President—Strategy and Business Development. Mr. Witt has served as our Senior Vice President—Strategy and Business Development since April 15, 2012. Since February 2011, Mr. Witt has worked with Nexeo as a member of the Field Operations team at TPG. Prior to joining TPG, Mr. Witt held a variety of leadership positions with Bain & Company Inc. from 2003 to 2011. Mr. Witt worked in the investment banking division of J.P. Morgan Chase & Co. from 1999 to 2001 and as a technology consultant for American Management Systems from 1995 to 1999. Mr. Witt received his M.B.A degree with distinction from INSEAD (France, Singapore) and his B.A. degree in Economics from Harvard College.

Michael L. Everett—Vice President and Treasurer. Mr. Everett has served as our Vice President and Treasurer since November 14, 2011. Mr. Everett was the Vice President and Treasurer of Cogentrix Energy, LLC (a wholly owned subsidiary of The Goldman Sachs Group, Inc.) from December 2004 through July 2010, and served as interim Chief Financial Officer from January 2009 through July 2010. Prior to his time at Cogentrix Energy, LLC, Mr. Everett served various treasury functions at Duke Energy Corporation, including Director, Global Capitalization from 2002 to 2004, Regional Treasury Manager, Latin America from 1999 to 2002, Senior Financial Analyst from 1997 to 1999 and Senior Credit Analyst from 1996 to 1997. Mr. Everett also served in various financial analyst and brokerage roles in the financial services industry at Fidelity Investments and Merrill Lynch from 1992 to 1996. Mr. Everett has been a Chartered Financial Analyst (CFA) since 1997 and holds an M.S. degree in Finance and Economics and B.F.A. degree from West Texas A&M University.

Dan F. Smith—Chairman of the Board. Mr. Smith has served on our Board of Directors since April 29, 2011 and is currently Chairman of the Board. Mr. Smith began his career with Atlantic Richfield Company (“ARCO”) in 1968 as an engineer. He was employed by Lyondell Chemical Company from 1975 through 2007, where he was elected President in 1994, elected Chief Executive Officer in 1996 and served as a director from November 1989 through December 2007, including as Chairman from May 2007 through December 2007. Mr. Smith retired in December 2007 as Chairman, President and Chief Executive Officer of Lyondell Chemical Company following the acquisition of Lyondell Chemical Company by Basell AF. Mr. Smith also served as Chief Executive Officer of Equistar Chemicals, LP from 1997 through 2007 and as Chief Executive Officer of Millennium Chemicals Inc. from 2004 until 2007. Equistar Chemicals, LP and Millennium Chemicals Inc. were wholly owned subsidiaries of Lyondell Chemical Company. Mr. Smith has served on the Board of Directors of Cooper Industries, Inc. since April 1998 and served five year terms on its Audit Committee and Management Development and Compensation Committee. Mr. Smith has served as the Chairman of the Board of Kraton Performance Polymers, Inc. and Valerus Services, L.P., since February 2008 and December 2009, respectively. Mr. Smith joined the board of Northern Tier Energy LLC and Northern Tier Holdings LLC in May 2011 and Northern Tier Energy, Inc. in November 2011. Mr. Smith became Chairman of Northern Tier Energy LLC, Northern Tier Holdings LLC and Northern Tier Energy, Inc. in November 2011. Mr. Smith also serves as a member of the College of Engineering Advisory Council at Lamar University. Mr. Smith holds a B.S. degree in Chemical Engineering from Lamar University.

Mr. Smith has had a long and distinguished career in the chemical industry and is widely recognized as an expert in the field. He has extensive experience at the highest levels, including several years as the Chief Executive Officer of a major chemical company. Mr. Smith’s international business experience, together with his background in chemical engineering, is of tremendous value to our Board of Directors.

Kenneth M. Burke—Director. Mr. Burke has served on our Board of Directors since November 3, 2011. Mr. Burke retired in 2004 after a 31-year career with Ernst & Young LLP. During his time with Ernst & Young LLP, Mr. Burke held various positions including the National Director of Energy Services, Managing Partner of Assurance and Advisory Business Services for the Gulf Coast Area and Coordinating Partner for various energy and oilfield service companies. Mr. Burke is a former director, chairman of the Nominating and Governance Committee and member of the Compensation Committee of Pride International, Inc. Mr. Burke is a former director and chairman of the Audit Committee of Trico Marine Services, Inc. Mr. Burke has served as a director and as chairman of the Audit and Conflict committees of Valerus Compression Services Company, LLC since January 2010 and as a director, Audit Committee member and Public Policy and Corporate Responsibility Committee member of EQT Corp. since January 2012. Mr. Burke holds a B.S. degree in Accounting from the University of New Orleans.

Mr. Burke has extensive experience in the field of accounting, including more than three decades with a major accounting firm. Mr. Burke’s background in accounting, together with his prior board experience, enables Mr. Burke to provide important counsel to our Board of Directors.

Kevin R. Burns—Director. Mr. Burns has served on our Board of Directors since April 29, 2011. Mr. Burns has been a TPG Partner since October 2003. In March 2008, he became the Partner responsible for TPG’s Manufacturing/Industrials Sector within the North American Buyout Group. Prior to joining TPG, from 1998 to 2003, Mr. Burns served as Executive Vice President and Chief Materials Officer of Solectron Corporation, a $12 billion electronics manufacturing services provider. Prior to joining Solectron Corporation, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to joining Westinghouse Corporation, Mr. Burns was a consultant at McKinsey & Company, Inc. and held various operating roles at the General Electric Corporation. Mr. Burns currently serves as Chairman of the Board of Isola Group Ltd. and is on the Board of Directors of American Tire Distributors, Inc. He also serves as a director and member of the Compensation Committee of Armstrong World Industries, Inc. Mr. Burns served on the Board of Directors of Freescale Semiconductor, Inc. from July 2008 through March 2011 and of Graphic Packaging Holding Company from July 2009 through November 2011. Mr. Burns holds a B.S. degree in Mechanical and Metallurgical Engineering (cum laude) from the University of Connecticut and holds an M.B.A. degree from the Wharton School of Business.

Mr. Burns’ significant experience in the manufacturing and industrials industries, together with his board experience, allows Mr. Burns to provide instrumental leadership, operational, financial and strategic planning experience to our Board of Directors.

Michael G. MacDougall—Director. Mr. MacDougall has served on our Board of Directors since April 29, 2011. Mr. MacDougall is a partner of TPG Capital, where he leads the firm’s global energy and natural resources investing efforts. Prior to joining TPG in 2002, Mr. MacDougall was a vice president in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. He is a director of Amber Holdings (successor to certain assets of Alinta Energy), Copano Energy, LLC, Energy Future Holdings Corp. (formally TXU Corp.), Graphic Packaging Holding Company, Harvester Holdings, LLC and its two wholly owned subsidiaries, Petro Harvester Oil and Gas, LLC and 2CO Energy Limited, Maverick American Natural Gas, LLC and Northern Tier Energy, LLC, and is director of the general partner of Valerus Compression Services, L.P. He is also a member of the board of directors of Islesboro Affordable Property, The Opportunity Network and The University of Texas Development Board. Mr. MacDougall received his B.B.A. degree, with highest honors, from the University of Texas at Austin and received his M.B.A. degree, with distinction, from Harvard Business School.

Mr. MacDougall has strong skills in corporate finance, having over a decade of experience in investment banking and private equity finance. He has board experience in early stage public companies and significant board experience managing private companies. Mr. MacDougall’s breadth of experience is beneficial to our Board of Directors as a whole.

Steven B. Schwarzwaelder—Director. Mr. Schwarzwaelder has served on our Board of Directors since November 3, 2011. Mr. Schwarzwaelder retired from McKinsey & Company, Inc. in 2007 after 27 years, serving as a Director, elected member of their Shareholders’ Council from 2000 to 2006 and as an appointed member of the Managing Director’s Advisory Committee, Director Review Committee, Chair of the External Candidate Election Committee and the firms Knowledge Committee. Prior to joining McKinsey & Company, Inc., Mr. Schwarzwaelder received a B.A. with a major in Economics from Denison University, where he graduated with Highest Distinction and was elected Phi Beta Kappa. Following graduation from Denison, Mr. Schwarzwaelder worked for Inland Steel Company in Chicago while earning an M.B.A. degree from the University of Chicago in 1980. Mr. Schwarzwaelder has served on the Board of Directors of Greatwide Logistics Services, LLC since March 2011 and has served as director and member of the Compensation Committee of Dana Holding Corporation since October 2011. Mr. Schwarzwaelder has served as a Senior Advisor to TPG’s Industrial and Manufacturing Sector since March 2011.

Mr. Schwarzwaelder has had a distinguished career in business consulting, including nearly three decades with a major consulting firm. Mr. Schwarzwaelder’s broad range of knowledge, together with his past board experience, allows Mr. Schwarzwaelder to provide unique and important counsel to our Board of Directors.

John H. Williford—Director. Mr. Williford has served on our Board of Directors since July 25, 2012. Mr. Williford has served as President, Global Supply Chain Solutions for Ryder System, Inc. (“Ryder”) since June 2008, where has been responsible for management, operations, sales and marketing and the financial performance of Ryder’s Supply Chain Solutions and Dedicated Contract Carriage business segments. Prior to joining Ryder Systems, Inc., Mr. Williford founded and served as President and Chief Executive Officer of Golden Gate Logistics LLC from 2006 to June 2008. From 2002 to 2005, Mr. Williford served as President and Chief Executive Officer of Menlo Worldwide, Inc., the supply chain business of CNF, Inc. From 2005 to 2006, Mr. Williford was engaged as an advisor to Menlo Worldwide, Inc. subsequent to the sale of Menlo Worldwide Forwarding, Inc. to United Parcel Services, Inc. Mr. Williford holds a B.A. in Economics from Hamilton College and an M.B.A. from the University of California.

Mr. Williford’s expertise regarding logistics and supply chain management, together with his executive-level experience, allows him to provide a unique perspective to our Board of Directors.

Nathan H. Wright—Director. Mr. Wright has served on our Board of Directors since April 29, 2011. Mr. Wright is a TPG Partner and a member of the firm’s Operating Group. Mr. Wright leads TPG’s Field Operations team, a group of professionals who provide functional-area expertise to portfolio companies in such areas as lean manufacturing, low-cost country sourcing, strategic procurement, global supply chain excellence, strategic pricing, etc. While at TPG, Mr. Wright has supported some of TPG’s most complex transformation efforts including ON Semiconductor Corporation and Altivity Packaging, LLC. Prior to joining TPG in 2000, Mr. Wright spent six years as a consultant with Bain & Company Inc. in Dallas, Sydney and Johannesburg. Previously, Mr. Wright worked in the information systems consulting and outsourcing industry for four years and founded an Atlanta-based systems strategy firm. Mr. Wright served on the Board of Directors of Kraton Polymers LLC and Kraton Performance Polymers, Inc. from 2005 through 2011 and was a member of the Compensation Committee. Mr. Wright holds a B.S. degree in Mechanical Engineering from the Rose-Hulman Institute of Technology and an M.B.A. degree from the Tuck School of Business at Dartmouth College.

Mr. Wright’s engineering experience and business background in supporting transformational efforts within a broad range of companies and industries, together with his significant board experience, provides invaluable insight to our Board of Directors.

Christopher J. Yip—Director. Mr. Yip has served on our Board of Directors since April 29, 2011. Mr. Yip is currently a Vice President at TPG where he is involved in the firm’s industrial and chemical sector investing efforts. Prior to joining TPG in 2005, Mr. Yip was a consultant with McKinsey & Company, Inc. Mr. Yip holds an A.B. degree in Economics (cum laude) and an S.M. degree in Computer Science from Harvard University. Mr. Yip holds an M.B.A. degree from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar.

Mr. Yip’s experience investing in the industrial and chemical industries, together with his experience in corporate and private equity finance and business consulting, is of great value to our Board of Directors.

Our directors and senior management will serve until their successors have been duly elected and qualified or their earlier resignation or removal.

Board Structure and Committee Composition

Our Board of Directors consists of nine directors. Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, and may have such other committees as the Board of Directors shall determine from time to time. Each of the standing committees of our Board of Directors has the composition and responsibilities described below.

Audit Committee

The members of our Audit Committee are Messrs. Burke, Schwarzwaelder, Williford, and Yip. Mr. Burke is the Chairman of the Audit Committee. Messrs. Burke and Williford would be considered “independent” under SEC regulations. Additionally, our Board of Directors has determined that Mr. Burke is the Audit Committee financial expert.

The purpose of the Audit Committee is to assist the Board of Directors’ oversight of:

•	our accounting practices;

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements; and

•	the qualification, selection, independence and performance of our registered public accounting firm (the “independent auditor”).

Holdings adopted an Audit Committee charter defining the committee’s primary duties. The principal duties and responsibilities of our Audit Committee include:

•	retaining and terminating our independent auditors;

•	approving all auditing services and related fees and terms;

•	pre-approving any non-audit services to be rendered by our independent auditors;

•	making determinations as to the independence and objectivity of our auditors;

•	reviewing with management and the independent auditors the financial information to be included in the Company’s annual report; and

•	making determinations whether to recommend to the Board of Directors that the audited financial statements be included in the Company’s annual report.

Compensation Committee

The members of our Compensation Committee are Messrs. Burns, MacDougall and Smith. Mr. Burns is the Chairman of our Compensation Committee. The purpose of this committee is to oversee the discharge of the responsibilities of our Board of Directors relating to compensation of executive officers. Our Compensation Committee also administers the incentive compensation and benefit plans of Holdings and the Issuer. Holdings adopted a Compensation Committee charter defining the committee’s primary duties. The principal duties and responsibilities of our Compensation Committee include:

•	reviewing and approving goals and objectives relevant to compensation of our chief executive officer and other management;

•	evaluating the performance of our chief executive officer in light of those goals and objectives;

•	setting the compensation level and direct and indirect benefits of our chief executive officer;

•	setting the compensation level of other members of management based in part on recommendations of the chief executive officer;

•	exercising administrative authority under the incentive compensation plans and equity-based plans;

•	making recommendations regarding director compensation; and

•	reviewing and discussing with management the compensation discussion and analysis that we are required to include in SEC filings.

Nominating and Governance Committee

The members of our Nominating and Governance Committee are Messrs. MacDougall, Schwarzwaelder and Wright. Mr. MacDougall is the Chairman of our Nominating and Governance Committee. The purpose of this committee is:

•	to identify, evaluate and recommend qualified nominees to serve on the Board of Directors;

•	to develop and oversee internal corporate governance processes; and

•	to maintain a management succession plan.

Holdings adopted a Nominating and Governance Committee charter defining the committee’s primary duties. The principal duties and responsibilities of our Nominating and Governance Committee include:

•	assessing the need for new directors and identifying individuals qualified to become directors;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board corporate governance guidelines; and

•	overseeing the evaluation of the board and executive officers.

Holdings also adopted a Board of Directors Nomination and Selection Policy. Pursuant to the policy, in the event of a vacancy on the Board of Directors, the Nominating and Governance Committee is responsible for identifying candidates to fill the vacancy, investigating the candidates, evaluating his or her suitability and making a recommendation to the Board of Directors. The Nominating and Governance Committee will consider the following qualifications or attributes, among others, in evaluating a person’s candidacy:

•	management and leadership experience;

•	knowledge of our industry;

•	operations experience;

•	risk management experience;

•	financial/accounting experience; and

•	strategic planning experience.

In addition, each candidate must be willing to commit, as well as have sufficient time available, to discharge the duties of a member of the Board of Directors.

Executive Committee

The members of our Executive Committee are Messrs. Bradley, Burns and Smith. Mr. Smith is the Chairman of our Executive Committee. The purpose of this committee is to determine matters which, in the judgment of the Chairman of the Board, do not warrant convening a special meeting of the Board, but should not be postponed until the next scheduled meeting of the Board.

Item 11. Executive Compensation

The following discussion and analysis of compensation arrangements (“CD&A”) of our named executive officers (“NEOs”) for fiscal year 2012 (as described in the Summary Compensation Table below) should be read together with the compensation tables and related disclosures provided below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary of Our Executive Compensation Program

As a company that began operations in 2011, we are still establishing our compensation philosophy and programs, which we will likely revise in the future. Currently, the main objective of our compensation philosophy is to align the compensation of our NEOs with their individual performance and the performance of our Company, giving no particular weighting to either. We drive that alignment with a total compensation package comprised of base salary, annual cash bonus awards, equity incentives and a competitive benefits program. Together these elements focus on:

•	the linking of compensation to an executive’s individual performance and our financial performance;

•	a balanced focus on both our short-term and long-term financial objectives; and

•	the recruitment and retention of talented individuals for key leadership positions.

Our executive compensation program is overseen by the Compensation Committee of our Board of Directors of Holdings, along with significant input from our senior management team.

Our Executives Are Invested

In connection with the formation of Holdings and our Company, our NEOs invested a portion of their personal net worth in the Series A Units of Holdings. The Compensation Committee considers the Holdings Series A Units to be investments, rather than compensation, because our NEOs purchased the units at market prices using their own personal cash resources. Consequently, the values attributable to the Holdings Series A Units and any distributions made with respect to those units are not included in the summary compensation table.

Key Components of Our Compensation Program

To meet the objectives of our executive compensation program, we have created both fixed and variable compensation elements. In order to provide stability and reliability to our NEOs, the fixed elements consist of base salary and health and welfare benefits. These fixed compensation elements are important because they allow our NEOs to focus on our business objectives. However, we believe that variable compensation elements, such as equity incentive awards and annual cash bonuses, create alignment between the goals of our NEOs and those of our unit holders. And, with respect to annual cash bonuses, our “pay for performance” concept allows us to incentivize and reward our NEOs in years where they have provided us with superior services.

In fiscal year 2012, we benchmarked our compensation elements against peer groups and performed an analysis of our peers’ executive compensation packages to more closely gauge our competitiveness. The results of that analysis were used to help determine the compensation of our NEOs for fiscal year 2013. The Compensation Committee looked to the peer group identified in the table below for comparables, but did not seek a specific percentile of compensation or a targeted range. Instead, the Compensation Committee used the peer group only as a reference point in setting compensation, which included the value of the executive or their role in relation to competiveness of the market.

Selected Peer Group

Company	Line of Business
A. Schulman, Inc.	Chemicals & Plastics
Airgas Inc.	Chemicals & Plastics
Applied Industrial Technologies Inc.	Distribution
Beacon Roofing Supply Inc	Distribution
Brenntag AG	Chemicals & Plastics
Chemtura Corp	Chemicals & Plastics
Georgia Gulf Corp.	Chemicals & Plastics
Hub Group Inc	Distribution
Kraton Performance Polymers Inc	Chemicals & Plastics
PolyOne Corp	Chemicals & Plastics
Uni-Select Inc	Distribution
Univar, Inc	Chemicals & Plastics
Valspar Corp (The)	Chemicals & Plastics
WESCO International Inc	Distribution
Westlake Chemical Corp	Chemicals & Plastics

Setting Executive Compensation

Through September 30, 2011, our Board of Directors made all decisions regarding the compensation of our executive officers with input from our CEO, with the exception being his own compensation. After our Board of Directors established the Compensation Committee in November 2011, the committee assumed responsibility for designing, implementing and administering our executive compensation programs going forward, guided by the compensation philosophy stated above. Each year the CEO will make recommendations to the Compensation Committee regarding such components as salary adjustments, target annual incentive opportunities and the value of long-term incentive awards. In making his recommendations, the CEO will consider such components as experience level, individual performance, overall contribution to Company performance and market data for similar positions. The Compensation Committee will take the CEO’s recommendations under advisement, but the Compensation Committee will make all final decisions regarding executive officer compensation. Our CEO will attend committee meetings as necessary. The Compensation Committee may also consult other employees, including the other NEOs, when making compensation decisions, but the committee is under no obligation to involve our NEOs in its decision making process.

We engaged Pearl Meyer & Partners (“PM&P”) as our executive compensation consultant in 2012. In addition to performing a review of peer company executive compensation packages, PM&P advised the Compensation Committee on matters related to executive compensation to help guide, develop and implement our executive compensation programs. PM&P performs no other services for us.

Base Salary

The base salary for each of our NEO salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries are determined for each NEO based on his or her position and responsibility. Although the salary is fixed, we expect each NEO to achieve his or her performance objectives, contribute to our performance, provide leadership and vision to his or her area of responsibility and exhibit the ethics and integrity delineated in our Global Standards of Business Conduct. For fiscal year 2012, our NEOs worked with the Compensation Committee to determine appropriate levels of base salary compensation. Our CEO and Board of Directors utilized our internal human resources staff to review publicly available information regarding salaries at various companies within our industry, although no formal peer group or market median was targeted in making these determinations.

On an annual basis, our Compensation Committee will review the base salaries for each NEO, as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review it will consider individual and Company performance over the course of that year. The base salary earned by each NEO for the 2012 fiscal year is described in the next table set forth below.

Bonuses

The Annual Incentive Plan (the “Bonus Plan”) was adopted to encourage our NEOs to achieve our business objectives and to attract and retain them through the opportunity for substantial performance-related incentive compensation. The Bonus Plan was initially administered by our Board of Directors during the early part of our 2012 fiscal year and was later administered by our Compensation Committee after its formation in November 2011.

The Bonus Plan sets a target bonus award for each participant based upon a percentage of that individual’s base salary as indicated in the table below.

NEO Base Salary & Target Bonus Opportunity

NEO	Base Salary	Target Bonus Opportunity
David A. Bradley	$650,000	100%
Ross J. Crane	$400,000	70%
Michael B. Farnell, Jr.	$375,000	50%
Lisa P. Britt	$325,000	50%
Eric S. Witt	$250,000	50%

Under the Bonus Plan, our NEOs can earn 0% to 200% of their target bonus amount based on Company performance and on the NEO’s individual performance. With respect to fiscal year 2012, the Company performance objectives took into account performance goals related to (i) free cash flow and (ii) an adjusted EBITDA metric, which we define for purposes of the Bonus Plan and this CD&A as earnings before interest, taxes, depreciation and amortization for the applicable year, adjusted as our Compensation Committee deems necessary to reflect extraordinary or non-recurring events such as acquisitions, divestitures and other similar transactions. Once a performance metric for the plan is chosen, the Compensation Committee assigns threshold, target and maximum levels applicable to each performance metric to act as guidelines at the end of the performance period, which is the fiscal year. If applicable performance targets are earned at the threshold level for each metric, the bonus pool is funded.

The general Company performance payout at the threshold level is 50% of the target bonus. If performance targets are earned at target, 100% of the target bonus will typically be paid. Finally, if performance targets are earned at maximum levels, up to 200% of the target bonus may be paid as illustrated in the chart below. If more than one performance metric is utilized, the Compensation Committee will determine what percentage of the target bonus calculation will be allocated to each metric. Provided the bonus pool is funded, the percentage of the target bonus paid out with regard to the Company performance factor will be calculated using the weighted average of the payout factor for each Company performance metric on an incremental basis.

Once the bonus payout related to Company performance is determined, that amount may be decreased or increased based on the NEO’s individual performance. The Compensation Committee will apply a multiplier ranging from zero to two, with one representing the baseline for “Valued Contributor.” Regardless of the individual performance factor, the total payout under the Bonus Plan is capped at 200% of the NEO’s target bonus amount.

FY 2012 Bonus Plan

Company Performance Variables	Threshold	Target	Maximum
75% metric: adjusted EBITDA (expressed in millions)	$133.6	$167.0	$200.4
25% metric: free cash flow (expressed in millions)	49.0	61.0	80.0

Payout Percentage: (threshold must be met for each metric for bonus pool to be funded)	50%	100%	Up to 200%

Individual Performance & Retention:	To receive any payout under the Bonus Plan, NEOs must:

• receive a “Valued Contributor” rating or above, and

• remain continuously employed through the date the bonus payout occurs

In addition to the awards paid under the Bonus Plan, our Compensation Committee may provide additional discretionary bonuses to our NEOs to recognize their significant efforts to drive Company performance. These bonuses also require that the recipient be employed with us through the payout date, which generally occurs at the end of each calendar year, to be eligible for and receive any payout. The bonus payouts related to fiscal year 2012 indicated in the table below were paid on December 14, 2012. No discretionary bonuses were paid.

NEO Bonuses Related to FY 2012

NEO	Bonus Plan Award(1)	Discretionary Bonus	Total Bonuses/ Incentives
David A. Bradley	$445,900	$—	$445,900
Ross J. Crane	$192,080	$—	$192,080
Michael B. Farnell, Jr.	$154,350	$—	$154,350
Lisa P. Britt	$133,770	$—	$133,770
Eric S. Witt	$34,300	$—	$34,300

(1)	For purposes of the FY 2012 Bonus Plan, each participant’s target bonus opportunity was applied to his or her base salary. The awards were paid out at a Company performance factor of 68.6% of target based on our adjusted EBITDA, as defined, performance of $134.9 million and our free cash flow of $74.0 million, and our NEO’s personal performance factor. Because Mr. Witt was hired on April 15, 2012, his bonus was prorated to reflect his actual length of service as an employee during the fiscal year.

Long-Term Equity-Based Incentives

While we have not formally adopted any long-term incentive plans, our Compensation Committee grants newly-hired NEOs Series B Units in Holdings pursuant to Holdings’ limited liability company agreement. We believe that overall business success creates meaningful value to both our unit holders and, through their equity holdings, our executives. The Holdings Series B Units are designed as “profits interests” within the meaning of Revenue Procedures 93-27 and 2001-43, which is intended to provide an immediate and significant alignment between our NEOs and the future success of our business. It is intended that our NEOs receive these profits interests at or near the time of hire and when deemed appropriate to further demonstrate commitment and reinforcement of value creation. The number of Series B Units granted to each of our NEOs was not determined pursuant to any formulaic equation or benchmarking to any peer groups, rather, the number of Series B Units is determined by our Compensation Committee in its sole discretion, after taking into account discussions with our management team and overall retention goals. The actual number of units and the value associated with a potential payment of the units is described in greater detail in the “Grants of Plan-Based Awards for the 2012 Fiscal Year” table below.

As profits interests, the Holdings Series B Units have no value for tax purposes on the date of grant, but instead are designed to gain value only after Holdings has realized a certain level of returns for the holders of its Series A Units. Distributions will be made first to Holdings Series A Unit holders until those holders have received a full return on their capital contributions to Holdings. Once Holdings Series A Unit holders have received these amounts, the holders of Holdings Series B Units will become eligible to receive distributions alongside the Holdings Series A Unit holders in accordance with their sharing percentages after the threshold value for the respective Holdings Series B Units has been realized.

As described in table below, the vesting schedule for the Holdings Series B Units is split equally between the time-based units, which vest annually over a five year period (the “Time-Based Units”) and the performance-based units, which vest in accordance with a performance-based schedule that is divided into five twelve month periods (the “Performance-Based Units”).

Holdings Series B Unit Vesting Schedule

Vesting Components	Vesting Schedule(1)
Time-Based Units (50%)	• 20% vest annually on the 1st through 5th anniversary of the Vesting Beginning Date
• NEO must remain continuously employed through each vesting date
Performance-Based Units (50%)	• 20% vest annually on the 1st through 5th anniversary of the Vesting Beginning Date, assuming the applicable performance based metric is achieved (2)
• NEO must remain continuously employed through each vesting date

(1)	The Vesting Beginning Date for the fiscal year 2012 NEOs is April 1, 2011, except with respect to Mr. Witt whose Vesting Beginning Date is April 1, 2012.

(2)	In November 2011, the Company attained, based on the LIFO method of accounting, an adjusted EBITDA target of $75.8 million, rather than our vesting target of $84.9 million. Nonetheless, the Compensation Committee accelerated vesting of the tranche of Performance-Based Units associated with fiscal year 2011 effective April 1, 2012, to recognize the efforts of the NEOs and senior management team in launching Nexeo Solutions, LLC as a stand-alone company. In November 2012, the Company attained, based on the average cost method of accounting, an adjusted EBITDA target of $134.9 million, rather than our vesting target of $167.0 million. Accordingly, the tranche of Performance-Based Units associated with fiscal year 2012 did not vest. However, under the terms of the Holdings Series B Unit Agreements, that tranche of units could subsequently vest upon the achievement of the adjusted EBITDA target amount for the fiscal year 2013 performance period.

The Compensation Committee has established the adjusted EBITDA targets that must be achieved for each annual performance-based period through fiscal year 2015 and will set the targets for fiscal years thereafter. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the number of Units subject to the failed vesting tranche can roll forward within the applicable vesting schedule and subsequently vest upon the achievement of the Adjusted EBITDA performance target amount for the following annual performance period. The vesting schedule may be accelerated at the discretion of the Compensation Committee and in certain other situations, which are described in more detail within the “Potential Payments Upon Termination or a Change in Control” section below.

Executive Agreements

We entered into a formal employment agreement with Mr. Bradley on March 31, 2011. Mr. Bradley’s employment agreement has a term of employment of three years, with automatic one-year renewals, absent notice by Mr. Bradley or us of the intention not to renew the agreement. Mr. Bradley’s employment agreement provides for an annual base salary of $650,000 that may be adjusted by our Board of Directors, but not decreased below $650,000 and a bonus payment of $250,000 on each of January 1, 2012, and January 1, 2013 (the “2012 and 2013 January Bonuses”), subject to Mr. Bradley’s continued employment by us on such dates. In addition, the employment agreement provides for an annual bonus with a target bonus opportunity of up to 100% of his annual base salary in effect at the time of the payment of the bonus to be governed by the Bonus Plan. Mr. Bradley is eligible to participate in our employee benefit programs, plans and practices in accordance with the terms and conditions of the individual plans. The employment agreement contains standard confidentiality, non-solicitation and non-compete provisions.

None of the other NEOs have a formal employment agreement with us. Instead, they are covered by offer letters that provide the terms and conditions governing their at-will employment relationship with us. In addition to providing them with their initial annual base salary and target bonus opportunity, the offer letters describe the number of Holdings Series B Units that they would be granted from our Board of Directors or Compensation Committee, although the material terms and conditions of the Holdings Series B Units are described in their individual award agreements and the Holdings limited liability company agreement. They are eligible to participate in all applicable employee benefit plans that we maintain, subject to the terms and conditions of the individual plans.

Severance and Change in Control Benefits

As more fully discussed in the “Potential Payments Upon Termination or a Change in Control” section below, Mr. Bradley’s employment agreement contains provisions that provide for severance and change-in-control benefits, including the award of phantom units. Additionally, the individual award agreements with our NEOs that govern the Holdings Series B Unit awards contain accelerated vesting provisions that will apply upon a liquidity event. In addition, in December 2011, the Compensation Committee adopted the Nexeo Solutions, LLC Severance Plan for U.S. Officers and Executives (the “Severance Plan”). The Severance Plan covers NEOs who are not covered under any other severance plan or program that provides duplicative benefits or are not a party to an employment agreement with us that provides severance benefits.

We believe that the severance protection and change-of-control provisions that cover our NEOs create important retention tools for us and allow our NEOs to focus their attention and energy on making the business decisions that are in our interests without clouding the decision-making process with personal considerations.

Recoupment Policy

The Compensation Committee administers our policies consistent with the Sarbanes-Oxley Act, which would recover CEO and CFO incentive bonuses or equity awards in the event of a financial restatement that would trigger recoupment under the Act.

Other Benefits

We provide our employees, including our NEOs, with non-discriminatory health and welfare benefits and retirement benefits. To ensure a minimum guaranteed 7% compensation benefit, we sponsor the Nexeo Solutions, LLC Excess Benefit Plan (“Excess Benefit Plan”) for the benefit of our NEOs. The Excess Benefit Plan is a deferred compensation plan that provides for notional contributions up to 7% of our NEO’s compensation if such amount was not contributed as a part of the 401(k) matching contributions described above. For purposes of the Excess Benefit Plan, the value, if any, of Holdings Series B Unit awards are not considered. The participant must remain continuously employed with us through the payout date to be eligible for and receive any payout under the Excess Benefit Plan. Payouts under the Excess Benefit Plan are included for our NEOs in the Summary Compensation Table below.

Perquisites

Perquisites are not a significant portion of our compensation structure. However, we do offer one-time relocation benefits to many of our new key employees, including our new NEOs, as an enticement to join our Company. The relocation benefits included temporary living assistance and moving costs that occurred during the first twenty-four months of his or her employment with us. Additionally, our Board of Directors approved the adoption of an executive physical benefit in fiscal year 2011. With respect to fiscal year 2012, we retained Deloitte Tax LLP to provide state tax preparation and filing assistance related to our NEOs’ Holdings membership interests.

Other Compensation Items

We do not structure our compensation program according to any particular tax or accounting policies, nor do we have an official equity ownership policy for our NEOs.

Summary Compensation Table

The table below sets forth the annual compensation earned by our “NEOs” during the 2012 and 2011 fiscal years. We were officially formed in November of 2010, but we did not begin to employ executive officers until after the closing of the Ashland Distribution Acquisition on March 31, 2011, and as such, with respect to the 2011 fiscal year, this CD&A generally focuses on the six month period from April 1, 2011, through September 30, 2011.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
David A. Bradley	2012	$650,000	$250,000	$—	$445,900	$—	$59,633	$1,405,533
Chief Executive Officer	2011	$302,500	$597,500	$2,106,000	$197,600	$—	$135,417	$3,339,017

Ross J. Crane	2012	$400,000	$—	$—	$192,080	$—	$214,382	$806,462
Chief Financial Officer	2011	$46,154	$10,280	$520,000	$24,720	$—	$57,432	$658,586

Michael B. Farnell, Jr.	2012	$375,000	$—	$—	$154,350	$—	$98,223	$627,573
Chief Legal Officer	2011	$112,500	$52,208	$374,400	$37,792	$—	$71,588	$648,488

Lisa P. Britt	2012	$325,000	$—	$—	$133,770	$—	$34,312	$493,082
Chief Human Resources Officer	2011	$106,250	$54,811	$280,800	$35,189	$—	$78,949	$555,999

Eric S. Witt	2012	$105,769	$100,000	$345,600	$34,300	$—	$6,667	$592,336
SVP, Business Development & Strategy	2011	$—	$—	$—	$—	$—	$—	$—

(1)	Amounts in this column reflect the salary earned by each of the executive officers. For 2011, which was a partial fiscal year, the annualized salaries for each NEO were $650,000 with respect to Mr. Bradley, $400,000 with respect to Mr. Crane, $375,000 with respect to Mr. Farnell and $325,000 with respect to Ms. Britt. Mr. Witt was hired on April 15, 2012, with an annual salary of $250,000.
(2)	Amounts in this column for fiscal year 2012 reflect sign on bonuses paid at the time of hire or, in the case of Mr. Bradley, paid in accordance with the terms of his employment agreement.
(3)	The values in this column represent the grant date fair value of Holdings Series B Units granted to our NEOs on the respective date of each grant computed in accordance with FASB ASC Topic 718. The assumptions made when calculating the amounts for fiscal year 2011 are found in Note 4 to the Summary Compensation Table included in Amendment No. 3 to the Company’s Registration Statement on Form S-4 for the fiscal year ended September 30, 2011. The amount included for fiscal year 2012 for Mr. Witt was calculated using a $0.32 weighted average unit price based on the respective date of the grant (as contained in the “Grants of Plan-Based Awards for the 2012 Fiscal Year” table below). The weighted average unit price is a blended average of the fair value of both the time- and performance-based Holdings Series B Units. The fair value of each unit of profits interest was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the following valuation assumptions: expected term of 5 to 6 years, expected price volatility of 60.0% to 73.6%, a risk-free interest rate of 0.77% to 2.11% and an expected distribution yield of 0%.
(4)	Bonus Plan awards for fiscal year 2012 were earned and paid on December 14, 2012.
(5)	The amounts in this column for fiscal year 2012 reflect the total dollar value of taxable relocation assistance paid, retirement plan contributions, and other benefits earned by our NEOs as indicated in the following table:

All Other Compensation

Name	Taxable Relocation Assistance	401(k) Contributions	Excess Benefit Plan Contributions	Other(a)	Total
David A. Bradley	$—	$14,875	$40,309	$4,449	$59,633
Ross J. Crane(b)	$192,610	$16,400	$1,295	$4,077	$214,382
Michael B. Farnell, Jr.(c)	$71,618	$17,031	$3,329	$6,245	$98,223
Lisa P. Britt(d)	$16,170	$10,688	$2,404	$5,050	$34,312
Eric S. Witt	$—	$3,846	$—	$2,821	$6,667

(a)	The amounts in this column represent the aggregate amounts paid by us or taxable to the respective NEO for life insurance premiums, executive physicals, health incentives or state tax preparation assistance, none of which exceeded $10,000 as a category for any NEO.
(b)	Mr. Crane joined us in August 2011, and the amount shown for him in 2012 for taxable relocation assistance represents the aggregate amounts paid to him during that fiscal year in connection with his relocation from Ladera Ranch, California to the Houston, Texas area, including reimbursement for loss on his home sale of $100,000, lodging expenses of $8,613, and miscellaneous home purchase expenses of $10,555 (plus total tax gross ups in the amount of $73,442).
(c)	Mr. Farnell has been employed with us since June 2011, and the amount shown for him in 2012 for taxable relocation assistance represents the aggregate amounts paid to him during that fiscal year in connection with his relocation from Dallas, Texas to the Houston, Texas area, including lodging expenses of $23,600, and miscellaneous home purchase and house hunting expenses of $17,595 (plus total tax gross ups in the amount of $30,423).
(d)	Ms. Britt joined us in May 2011, and the amount shown for her in 2012 for taxable relocation assistance represents the aggregate amounts paid to her during that fiscal year in connection with her relocation from St. Louis, Missouri to the Houston, Texas area, including miscellaneous home purchase expenses of $6,156 (plus total tax gross ups in the amount of $10,014).

Grants of Plan-Based Awards for the 2012 Fiscal Year

			Estimated Possible Payouts Under Non- Equity Incentive Plan Award(1)			Stock Awards: Number of Shares of Stock or	Estimated Future Payouts Under Equity Incentive	Grant Date Fair Value of Equity
Name	Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units(2)	Plan Awards	Awards ($)(3)
David A. Bradley	Bonus Plan		$325,000	$650,000	$1,300,000		—
Ross J. Crane	Bonus Plan		$140,000	$280,000	$560,000		—
Michael B. Farnell, Jr.	Bonus Plan		$93,750	$187,500	$375,000		—
Lisa P. Britt	Bonus Plan		$81,250	$162,500	$325,000		—
Eric S. Witt(4)	Bonus Plan		$25,000	$50,000	$100,000		—
	Holdings Series B	5/5/2012				1,080,000		$345,600

(1)	These columns show the threshold, target and maximum payouts for Company performance under the Bonus Plan. As described in the section “Bonuses” above, bonus payouts range from 0% to 200% of target, with threshold, target and maximum payouts provided at 50%, 100%, and 200%, respectively. Each NEO’s possible bonus payout is calculated by first multiplying our NEO’s target bonus opportunity percentage by his or her base salary and then prorating that amount for actual days of service as an employee during the fiscal year.
(2)	Awards reflected in this column represent the number of Holdings Series B Units granted to any NEO in the 2012 fiscal year, rather than actual “stock” awards. We did not grant equity as a payout under our Bonus Plan. None of the Holdings Series B Units granted to our NEOs in fiscal year 2012 vested during that year.
(3)	Amount reflects the grant date fair value of the Holdings Series B Units at a weighted average value of $0.32 per unit in accordance with FASB ASC Topic 718.
(4)	Mr. Witt’s Holdings Series B Units were issued on May 5, 2012; however, the Compensation Committee approved the grant to Mr. Witt at its April 25, 2012 committee meeting.

Outstanding Stock Awards at 2012 Fiscal Year-End

The following table provides information on the current unvested Holdings Series B Units and Phantom Units held by our NEOs. This table includes unvested Holdings Series B Units and Phantom Units. The vesting dates for the Holdings Series B Units and the Phantom Units are explained under “Long-Term Equity-Based Incentives” and “—Potential Payments Upon Termination or a Change of Control—Bradley Employment Agreement.”

Name	Number of Unvested Stock Awards: Number of Shares of Stock or Units(1)
David A. Bradley(2)
Holdings Series B Units	6,480,000
Phantom Units	2,000,000
Ross J. Crane(2)
Holdings Series B Units	1,600,000
Phantom Units	N/A
Michael B. Farnell, Jr.(2)
Holdings Series B Units	1,152,000
Phantom Units	N/A
Lisa P. Britt(2)
Holdings Series B Units	864,000
Phantom Units	N/A
Eric S. Witt(3)
Holdings Series B Units	1,080,000
Phantom Units	N/A

(1)	The vesting for any Holdings Series B Units is as follows: 50% vest based on time (20% of those vest each April 1, assuming continued employment) and 50% vest based on performance (20% of those vest each April 1, assuming the Company performance metrics are met).
(2)	The Beginning Vesting Date for these units is April 1, 2011.
(3)	The Beginning Vesting Date for these units is April 1, 2012.

Potential Payments Upon Termination or a Change in Control

The various agreements and plans providing potential payments upon termination or a change of control, during the fiscal year are described in detail below.

Bradley Employment Agreement

We entered into an employment agreement with Mr. Bradley that provides him with severance benefits upon certain terminations of employment as well as upon a liquidity event.

Mr. Bradley’s employment agreement provides a one-time grant of 2,000,000 performance-based phantom units designed to pay him a performance bonus in the event that we have a liquidity event. A “Liquidity Event” shall occur on the date of:

•

a transaction, including any financial restructuring transaction, which when aggregated, with any other prior transaction (whether or not related), results in the cumulative sale, transfer or other disposition of more than 65% of the “initial majority sponsor units”[1]; or

•	any other transaction or series of transactions (whether or not related) determined by our Board, in its sole discretion, to constitute a Liquidity Event.

For purposes of calculating the amount his potential performance bonus following a Liquidity Event, the value of each phantom unit he received equaled $1.00 on the effective date of his employment agreement. In the event that

[1]	The “initial majority sponsor units” shall generally mean our common units that were issued to our majority sponsors in connection with the Ashland Distribution Acquisition.

the “MoM”2 of our majority sponsors in connection with a Liquidity Event is equal to or less than 1.249, the value of each phantom unit underlying the performance bonus will increase or decrease, as applicable, in an exact correlation with the value of one unit of our common units. In the event that our majority sponsors achieve a MoM of 1.25 or greater in connection with a Liquidity Event, the value of each phantom unit that comprises Mr. Bradley’s performance bonus shall be equal to $0.

Additionally, Mr. Bradley’s agreement provides for severance benefits upon certain terminations of employment. If Mr. Bradley’s employment terminates due to non renewal of his employment agreement or for “Cause”3, he only receives a lump sum payment of any base salary earned through his termination date and the value of any accrued but unused vacation and holiday pay. However, if he terminates his employment for “Good Reason”4 or if we terminate his employment without Cause, he is also entitled to receive an amount paid over a 24-month period equal to his annual bonus and/or performance bonus determined prior to the termination date, two times his annual base salary, a payout of the 2012 and 2013 January Bonuses if unpaid as of the termination date and up to 18 months of reimbursement for COBRA premiums related to any continuation of his medical and dental coverage. If Mr. Bradley’s employment terminates before the second anniversary following the effective date of a change of control event, he is entitled to receive an amount paid over a 24-month period equal to his annual bonus and/or performance bonus determined prior to the termination date, two times his annual base salary, a payout of the 2012 and 2013 January Bonuses if unpaid as of the termination date, up to 18 months of reimbursement for COBRA premiums related to any continuation of his medical and dental coverage, two times his target annual bonus and any payments related to the vesting or settlement of his Holdings Series B Units. Any installment payments are conditioned upon satisfaction of a two year non-competition agreement. Further, if Mr. Bradley’s employment terminates due to death or disability, he is entitled to a lump sum payment of any base salary earned through his termination date and the value of any accrued but unused vacation and holiday pay as well as the amount of his annual bonus and/or performance bonus determined prior to the termination date.

Holdings Series B Units Agreements

The individual award agreements that govern our Holdings Series B Unit awards provide that, upon a termination within 24 months of a change of control, all outstanding and unvested performance-based Holdings Series B Units automatically vest, as long as the employee is employed by us at the time of the event (all relevant terms defined in “Bradley Employment Agreement” section above). Under the award agreements, redemption of any vested Holdings Series B Units is calculated on a per unit basis as the difference between the fair value at the time of redemption and the threshold value at the time of grant.

Severance and Change in Control Benefits

Under the Severance Plan, our NEOs, other than Mr. Bradley, receive no benefits in connection with a for-Cause termination or resignation. If their employment is terminated without Cause, our NEOs are entitled to

•	30 days notice pay (if applicable);

•	12 months of base pay paid over a 12-month period; and

[2]

Under the agreement, “MoM” means a number, determined on each Liquidity Event, equal to the quotient of (a) all cash received directly or indirectly by the majority sponsors in connection with the Liquidity Event, including all cash dividends and other distributions made directly or indirectly to the majority sponsors, in respect of the initial majority sponsor units sold, transferred or otherwise disposed of on or prior to the date on which the Liquidity Event occurs, divided by (b) the aggregate purchase price paid by such majority sponsors for the initial majority sponsor units.

[3]

“Cause” includes: (1) a material breach by Mr. Bradley of his contractual performance obligations, (2) his commission of fraud, embezzlement, misappropriation, willful misconduct or breach of certain fiduciary duties, (3) a material breach of his duties regarding confidentiality, intellectual or real property, non solicitation or non competition, (4) his conviction, plea of no contest or nolo contendere , deferred adjudication or unadjudicated probation for any felony or crime involving moral turpitude, (5) any failure to carry out, or comply with, in any material respect, any lawful directive of the Board, or (6) his unlawful use of illegal drugs.

[4]

“Good Reason” includes, after a 30-day period of opportunity for us to cure: (1) a material default of our obligations under the agreement, (2) a significant diminution of Mr. Bradley’s duties or role as Chief Executive Officer, or (3) the change in the primary physical location our business of over 100 miles.

•	12 months of contributions towards their COBRA premium payments in an amount that would ensure their COBRA premium payments do not exceed the equivalent of active employee contributions rates for the medical and dental coverage they had in place on the termination date.

For a termination within 24 months of a change of control, our NEOs, other than Mr. Bradley, would be entitled to a lump sum payment of

•	30 days notice pay (if applicable);

•	18 months of base pay;

•	a prorated portion of the bonus they would have received under the Bonus Plan for that fiscal year;

•	the greater of the three-year average of the bonuses they would have received under the Bonus Plan or that fiscal year’s target bonus; and

•	18 months of contributions towards their COBRA premium payments in an amount that would ensure their COBRA premium payments do not exceed the equivalent of active employee contributions rates for the medical and dental coverage they had in place on the termination date.

Participation in the Severance Plan is contingent upon acceptance of a one year non-competition agreement and any installment payments are further contingent upon satisfaction of that agreement.

Assuming a September 30, 2012 termination event, our NEOs could have received the following payments, depending on the termination reason:

Payments Upon Termination or a Change in Control (1)

Name	For-Cause Termination	Termination Without Cause	Termination Without Cause or For Good Reason Within 24 Months of a Change of Control	Death / Disability
David A. Bradley(2)	$—	$2,013,307	$5,323,307	$445,900
Ross J. Crane(3)	$—	$455,033	$1,331,896	$—
Michael B. Farnell, Jr.(4)	$—	$430,619	$1,110,618	$—
Lisa Britt(5)	$—	$374,850	$948,269	$—
Eric Witt(5)	$—	$278,846	$671,146	$—

(1)	Payment of any base salary earned through the termination date and the value of any accrued but unused vacation and holiday pay was assumed current at the event in question for these fiscal-year end termination scenarios.
(2)	Mr. Bradley would receive the same amount for a Good Reason resignation as he would for a termination Without Cause. For a termination of employment without Cause or Good Reason following a change of control, Mr. Bradley would have received $3,313,307 pursuant to his employment agreement. He would have also been entitled to a $1,200,000 performance bonus related to his phantom units, based on a termination date fair value of $1.10 per unit, assuming a transaction involving the complete sale of all Holdings Series A and B Units. In addition, he would receive $810,000 to redeem his then-vested 8,100,000 Holdings Series B Units, based on a termination date fair value of $1.10 per unit and an original threshold value of $1.00.
(3)	For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Crane would receive under the Severance Plan and an additional $200,000, assuming redemption his then-vested 2,000,000 Holdings Series B Units.
(4)	For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Farnell would receive under the Severance Plan and an additional $144,000, assuming redemption his then-vested 1,440,000 Holdings Series B Units.
(5)	For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Ms. Britt and Mr. Witt would respectively receive under the Severance Plan and an additional $108,000 each, assuming redemption their then-vested 1,080,000 Holdings Series B Units.

Director Compensation

Directors Fees

We entered into an agreement with Dan F. Smith on April 1, 2011, to serve as the non-employee Chairman of our Board of Directors at an annual rate of $650,000. The April agreement provided for a bonus opportunity of $650,000 for the April 1, 2011 to March 31, 2012 time period if the performance metrics established under the Bonus Plan were attained. The agreement also provided for a grant of 1,530,000 Holdings Series B Units that vested on April 29, 2012. In the event he was removed from the Board of Directors without cause during the service period, Mr. Smith would have also been entitled to:

•	a cash payment equal to his $650,000 annual fee subtracted by the amount of any quarterly installment payment previously paid to him at the time of his removal plus the target bonus of $650,000; and

•	the immediate vesting of each of his outstanding Holdings Series B Units.

In January 2012, we entered into a new one-year agreement with Mr. Smith that is renewable for subsequent one-year terms. The new agreement supersedes Mr. Smith’s prior agreement and provides for service fees of $162,500 per year and for a bonus opportunity of up to $162,500 each fiscal year commencing October 1, 2011, provided continuous service as Chairman through September 30th of that year and our performance metrics established under the Bonus Plan are attained. It also provides for the grant of $100,000 in Holdings Series B Units that vest over a two-year period, assuming continual service as Chairman through the applicable vesting dates. Under the agreement, Mr. Smith is entitled to $162,500 if he is removed from the Board of Directors during the service period without cause.

In November 2011, Messrs. Burke and Schwarzwaelder joined our Board of Directors. In July 2012, Mr. Williford joined our Board of Directors. Each has an agreement with us covering a three-year term with service fees of $75,000 per year. Each director will receive a yearly grant of $60,000 in Holdings Series B Units that vest over a three-year period, assuming continual service through the applicable vesting dates.

Director Equity-Based Compensation

As discussed above, during fiscal year 2012, we provided equity-based compensation to Messrs. Smith, Burke, Schwarzwaelder and Williford. We did not grant Holdings Series B Units to our directors who are employed by TPG.

Director Compensation for the 2012 Fiscal Year

Name(1)	Fees earned or paid in cash(2)	Stock awards(3)	Bonus(4)	Total
Dan F. Smith	$446,875	$29,091	$111,475	$587,441
Kenneth M. Burke	$75,000	$19,200	$—	$94,200
Steven B. Schwarzwaelder	$75,000	$19,200	$—	$94,200
John H. Williford	$18,750	$17,455	$—	$36,205

(1)	Messrs. Bradley, Burns, MacDougall, Wright and Yip did not receive any compensation for their services as directors during fiscal year 2012.
(2)	The fees paid in fiscal year 2012 for Mr. Smith reflect two quarterly payments of the $650,000 annual retainer fee (one of which compensated him for services provided during the fourth quarter of fiscal year 2011) and three quarterly payments of the $162,500 annual retainer fee.
(3)	As explained above, the applicable equity awards that are disclosed in these tables are Holdings Series B Units rather than traditional “stock” awards. Amounts in this column reflect the grant date fair value of the Holdings Series B Units at $0.32 unit price, based only on time as a vesting component, in accordance with FASB ASC Topic 718.
(4)	The bonus for Mr. Smith was paid out at a Company performance factor of 68.6% of target based on our adjusted EBITDA, as defined, performance of $134.9 million and our free cash flow of $74.0 million. Bonus Plan awards for fiscal year 2012 were paid on December 14, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of September 30, 2012, all of the membership interests in Nexeo Solutions, LLC were held by Holdings and Nexeo Solutions Sub Holding Corp., which is a wholly owned subsidiary of Holdings. All of the membership interests in Holdings were directly or indirectly held by TPG and one or more co-investors, including members of management.

The following table provides information with respect to the ownership of Holdings as of December 17, 2012 for:

•	each person known by us to beneficially own more than a 5% equity interest in Holdings;

•	each member of our Board of Directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group. Unit amounts indicated below reflect beneficial ownership, through Holdings, by such entities or individuals of the equity interests in us.

The amounts and percentages of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficially within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated units. Unless otherwise noted, the address of each beneficial owner is c/o Nexeo Solutions, LLC, 9303 New Trails Drive, Suite 400, The Woodlands, Texas 77381.

	Series A Units Beneficially Owned		Series B Units Beneficially Owned
	Number	Percentage	Number	Percentage
5% Unitholders
TPG Fund(1)	495,454,545	99.44%	—	—
Named Executive Officers and Directors
David A. Bradley(2)	500,000	*	8,100,000	23.99%
Ross J. Crane(2)	100,000	*	2,400,000	7.11%
Michael B. Farnell, Jr.(2)	150,000	*	1,540,000	4.56%
Lisa P. Britt(2)	150,000	*	1,330,000	3.94%
Eric S. Witt(2)	150,000	*	1,080,000	3.20%
Dan F. Smith(3)	500,000	*	1,620,909	4.80%
Kenneth M. Burke(4)	—	—	114,545	*
Kevin R. Burns(5)	—	—	—	—
Michael G. MacDougall(5)	—	—	—	—
Steven B. Schwarzwaelder(4)	—	—	114,545	*
John H. Williford(6)	—	—	54,546	*
Nathan H. Wright(5)	—	—	—	—
Christopher J. Yip(5)	—	—	—	—
All officers and directors as a group (18 persons)	1,915,909	*	21,534,545	63.78%

*	Represents less than one percent.

(1)	Includes 450,000,000 of Series A-1 45,454,545 Series A-2 Units of Holdings (the “TPG Interests”) owned by TPG Accolade, L.P., a Delaware limited partnership, whose general partner is TPG VI AIV SLP SD Advisors, L.L.C., a Delaware limited liability company, whose sole member is TPG Holdings II, L.P., a Delaware limited partnership, whose general partner is TPG Holdings II-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”). David Bonderman and James G. Coulter are directors, officers and sole shareholders of Group Advisors and may therefore be deemed to be the beneficial owners of the TPG Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Interests. The address of Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(2)	The Series B Units held by David A. Bradley, Ross J. Crane, Michael B. Farnell, Jr., Lisa P. Brit, and Eric Witt vest as follows: 50% time vested (20% of time vested units vest on the anniversary of the Vesting Beginning Date for five years) and 50% performance based (20% of performance based units for each annual performance period).
(3)	Of the Series B Units held by Dan F. Smith, 1,530,000 of those time-vested on April 29, 2012. The remaining 90,909 Series B Units time-vest as follows: 50% vest on the anniversary of the Vesting Beginning Date (April 1, 2012) for two years, assuming continued service on our Board of Directors.
(4)	The Series B Units held by Kenneth M. Burke and Steven B. Schwarzwaelder time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date for three years, assuming continued service on our Board of Directors. For Messrs. Burke and Schwarzwadder, 60,000 Series B Units have a November 1, 2011 Vesting Beginning Date and 54,545 Series B Units have a December 17, 2012 Vesting Beginning Date.
(5)	Kevin R. Burns, Michael G. MacDougall and Nathan H. Wright are each TPG Partners and Christopher J. Yip is a TPG Vice President. None of Messrs. Burns, MacDougall, Wright or Yip has voting or investment power over and each disclaims beneficial ownership of the TPG Interests. The address of Messrs. Burns, MacDougall, Wright and Yip is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(6)	The Series B Units held by John H. Williford time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date (July 25, 2012) for three years, assuming continued service on our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Sales and Purchases

From time to time, we may enter into related party transactions in the ordinary course of business. Certain related party transactions that occurred since the beginning of the fiscal year ended September 30, 2012, and more recent periods, are described below.

Transactions with TPG

Equity Contributions

As of September 30, 2012, TPG and its co-investors, including certain members of management, indirectly own 100% of our Series A Units representing membership interests. For more information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Management Services Agreement and other fees

On March 31, 2011, we entered into a management services agreement with TPG pursuant to which it provides us with ongoing management, advisory and consulting services. Upon execution of the management services agreement, TPG received a one-time aggregate transaction fee of $15.0 million as well as reimbursements of $5.5 million in out-of-pocket expenses incurred in connection with the Ashland Distribution Acquisition ($20.5 million total transaction related fees). Approximately $5.2 million of the total transaction fees paid to TPG represent debt issuance related costs, and the remaining $15.3 million represents due diligence and other facilitative costs.

TPG also receives quarterly management fees equal to 2% of the Issuer’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3.0 million), as well as reimbursements for consulting services and out-of-pocket expenses incurred by them in connection with providing such management services. For the fiscal year ended September 30, 2012, the Company recorded a management fee of $3.2 million, paid to TPG under the management services agreement for quarterly management fees. For the fiscal year ended September 30, 2012, the Company recorded consulting fees to TPG of $3.1 million. An additional $0.4 million in consulting fees to TPG was recorded for the months of October and November, 2012.

We also pay TPG specified success fees in connection with advice they provide in relation with certain corporate transactions. Upon closing of the purchase of Beijing Plaschem’s operations, TPG received a one-time aggregate transaction fee of $10.0 million. In addition TPG received reimbursement of out-of pocket expenses incurred by them in connection with this Beijing Plaschem transaction. The agreement also contains customary exculpation and indemnification provisions in favor of TPG and its affiliates.

In addition, we pay TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. We paid an initial leverage fee of $250,000 at approximately the time of the Ashland Distribution Acquisition closing. In addition, we subsequently agreed to participate in TPG’s leveraged procurement program for a fee of $125,000 for the period of April 1, 2012 to March 31, 2013.

Transactions with TPG Portfolio Companies

TPG is a private investment firm that has investments in companies that do business with us. For the fiscal year ended September 30, 2012, we recorded approximately $6.6 million associated with sales of our products and services to companies in which TPG has an investment. We also recorded an additional amount of $1.4 million in sales of our products and services to companies in which TPG has an investment from October 1, 2012 through December 17, 2012. We did not make any purchases from TPG related entities for the fiscal year ended September 30, 2012, or for the period from October 1, 2012 through December 17, 2012.

Quarterly Tax Distributions

Pursuant to the Amended and Restated Limited Liability Company Agreement of Holdings, we are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. We have made tax distributions to, or on behalf of, our members of approximately $12.3 million relating to the fiscal year ended September 30, 2012, including $11.7 million to TPG. No significant tax distributions were made during the period from October 1, 2012 through December 17, 2012.

Indemnification Agreements

We have entered into indemnification agreements with the current directors of Holdings. We believe that these indemnification agreements are necessary to attract and retain qualified persons as our directors. The SEC has noted, however, that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. We also maintain directors’ and officers’ liability insurance coverage.

Procedures for Approval of Related Person Transactions

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.

Director Independence

We are a public company with debt registered with the SEC. Although not required to have independent directors since we are not listed on a public stock exchange, we believe that Mr. Burke and Mr. Williford would be considered independent directors under current New York Stock Exchange listing standards. Under current New York Stock Exchange listing standards, Mr. Bradley would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs. Burns, MacDougall, Schwarzwaelder, Smith, Wright and Yip may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with TPG. As TPG owns indirectly a majority of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirement to have a majority of independent directors and a Corporate Governance and Compensation Committee composed of independent directors.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our only independent auditors since we were formed on November 4, 2010. The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for services performed during the fiscal years ended September 30, 2012 and for the period November 4, 2010 (inception) to September 30, 2011 are as follows (dollars in thousands):

	For the Fiscal Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011
Audit Fees (a)	$1,755	$2,054
Audit-Related Fees (b)	555	14,210
Tax Fees (c)	480	537
All Other Fees (d)	314	1,219

Total	$3,104	$18,020

(a)	Audit fees relate to professional services rendered for the audits of the annual consolidated financial statements of the Company and include quarterly reviews, statutory audits required internationally, issuance of consents, comfort letters, and review of documents filed with the SEC, including our S-4 registration statement.
(b)	Audit-related fees principally included work related to due diligence in connection with Ashland Distribution Acquisition, potential transaction related services, and consultation on accounting standards or transactions.
(c)	Tax fees consist of tax compliance, tax advice and tax planning.
(d)	All other fees include business systems information technology services and human resources advice and consultation, primarily in conjunction with the exit of TSA services provided by Ashland.

Our Audit Committee was formed on November 3, 2011, and has since adopted policies and procedures for approving in advance all services to be performed for the Company by its independent accountants, including non-audit services. All services performed by our independent accountants have been approved by our Audit Committee since January 2012.

PART IV

Item 15. Exhibits

Exhibit Number	Description

3.1	Certificate of Formation of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.2	Certificate of Amendment of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.4	First Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.5	Second Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.6†	Third Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC.

4.1	Indenture dated as of March 9, 2011, among Nexeo Solutions, LLC and Nexeo Solutions Finance Corporation, as the Issuers, the Guarantors Party Thereto From Time to Time, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.2	Supplemental Indenture dated as of March 31, 2011, among Nexeo Solutions Holdings LLC (“Holdings”), as parent company of Nexeo Solutions, LLC, the Issuer, Nexeo Solutions Finance Corporation, the Co-Issuer, Nexeo Solutions Sub Holding Corp., together with Holdings, the New Guarantors, a parent company of the Issuer and wholly owned subsidiary of Holdings, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.3	Credit Agreement dated as of March 31, 2011, among The Financial Institutions Party thereto as Lenders, Bank of America N.A., as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, Citibank N.A., as Syndication Agent, Barclays Bank PLC and U.S. Bank National Association, as Co-Documentation Agents, Nexeo Solutions, LLC and the other U.S. Borrowers referred to therein, as U.S. Borrowers, Nexeo Solutions Canada Corp., as Canadian Borrower, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp. and the Subsidiaries of Nexeo Solutions, LLC from time to time parties thereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.4	Pledge and Security Agreement dated as of March 31, 2011 by and among Nexeo Solutions, LLC, as the U.S. Borrower, certain Domestic Subsidiaries of the U.S. Borrower from time to time party thereto, each a Subsidiary Grantor, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., together with the U.S. Borrower, the Subsidiary Grantors and Holdings, the Initial Grantors, and Bank of America N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement and in its capacity as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.5	General Security Agreement dated March 31, 2011, among Nexeo Solutions Canada Corp., including its successors and permitted assigns, the Debtor, and Bank of America, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement and in its capacity as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.6	Trademark Security Agreement dated as of March 31, 2011, by Nexeo Solutions, LLC in favor of Bank of America, N.A., in its capacity as collateral agent pursuant to the Pledge and Security Agreement (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.7	Trademark Security Agreement dated as of March 31, 2011, by Nexeo Solutions, LLC in favor of Bank of America, N.A., in its capacity as collateral agent pursuant to the Pledge and Security Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.8	ABL Intercreditor Agreement dated as of March 31, 2011, among Bank of America, N.A., as ABL Agent, Bank of America, N.A., as Term Loan Agent, each Additional Pari Term Loan Debt Agent from time to time party thereto, Nexeo Solutions, LLC and the other Guarantors from time to time party thereto (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.9	$325,000,000 Credit Agreement dated as of March 9, 2011 among Nexeo Solutions, LLC, as the Borrower, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto, Citigroup Global Markets Inc., as Syndication Agent, Barclays Bank PLC, as Documentation Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Barclays Bank PLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.10	Guaranty dated as of March 31, 2011, among Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.11	Pledge and Security Agreement dated as of March 31, 2011 by and among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., certain Subsidiaries of the Borrower from time to time, together with the Borrower, Holdings and Sub Holdco, the Initial Grantors, and Bank of America, N.A., in its capacity as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

4.12	Amendment No. 1 to Credit Agreement, dated October 16, 2012, among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 (File No. 333-179870-02)).

4.13	Amendment No. 1 to Credit Agreement, dated October 16, 2012, among Nexeo Solutions, LLC, Nexeo Solutions Canada Corp., Bank of America N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 (File No. 333-179870-02)).

4.14	Amendment No. 1 to Amended and Restated Credit Agreement, dated November 29, 2012, among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2012 (File No. 333-179870-02)).

10.1	Agreement of Purchase and Sale, dated November 5, 2010, by and between Ashland Inc. and TPG Accolade, LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.2	Amendment Agreement, dated March 31, 2011, by and between Ashland Inc. and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.3	Second Amendment Agreement, dated May 30, 2011, by and between Ashland Inc. and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.4	Transition Services Agreement, dated March 31, 2011, by and between Ashland Inc. and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.5†††	Employment Agreement between Nexeo Solutions, LLC and David A. Bradley (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.6†††	Letter Agreement for Chairman’s Services (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.7†††	Summary of Nexeo Solutions, LLC Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.8†††	Nexeo Solutions, LLC Severance Plan for U.S. Officers and Executives (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.9†††	Form of Series B Unit Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.10†††	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.11	Management Services Agreement dated as of March 31, 2011, by and among Nexeo Solutions, LLC and TPG Capital, L.P (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.12	First Amendment to Nexeo Solutions Management Services Agreement dated as of March 19, 2012 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.13†††	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and David A. Bradley (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.14†††	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Lisa P. Britt (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.15†††	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and David L. Chapman (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.16†††	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Ross J. Crane (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.17†††	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Michael B. Farnell, Jr. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.18†††	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Steve M. Heft (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.19†††	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Dan F. Smith (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.20†††	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Michael J. Smith (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

12.1†	Computation of Ratios of Earnings to Fixed Charges.

21.1†	List of Subsidiaries.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

†	Filed herewith.
††	Furnished herewith.
†††	Management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December, 2012.

NEXEO SOLUTIONS HOLDINGS, LLC

By:	/s/ David A. Bradley
David A. Bradley
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 19th day of December, 2012.

Signature	Title

/s/ David A. Bradley	President, Chief Executive Officer and Director
David A. Bradley	(Principal Executive Officer)

/s/ Ross J. Crane	Executive Vice President, Chief Financial Officer
Ross J. Crane	and Assistant Treasurer (Principal Financial Officer)

/s/ Kristina A. Smith	Vice President, Controller
Kristina A. Smith	(Principal Accounting Officer)

/s/ Dan F. Smith	Chairman
Dan F. Smith

/s/ Kenneth M. Burke	Director
Kenneth M. Burke

/s/ Kevin R. Burns	Director
Kevin R. Burns

/s/ Michael G. MacDougall	Director
Michael G. MacDougall

/s/ Steven B. Schwarzwaelder	Director
Steven B. Schwarzwaelder

/s/ John H. Williford	Director
John H. Williford

/s/ Nathan H. Wright	Director
Nathan H. Wright

/s/ Christopher J. Yip	Director
Christopher J. Yip