Form 10-Q
period 2012-12-31
Nexeo Solutions Holdings, LLC
filed 2013-02-14
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The equity interests of the registrant are not publicly held. At February 8, 2013, the registrant’s common equity consisted of membership interests, 99.4% of which was held by TPG Accolade, L.P. and the remaining interest was held by management of Nexeo Solutions Holdings, LLC.

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “could,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II “Item 1A. Risk Factors.”

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Unless otherwise indicated or the context otherwise requires, comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K filed on December 19, 2012. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	December 31, 2012	September 30, 2012
CURRENT ASSETS
Cash and cash equivalents	$51,994	$135,335
Accounts and notes receivable (less allowance for doubtful accounts of $3,783 and $3,899, respectively)	517,839	557,171
Inventories	405,439	310,811
Other current assets	23,074	14,053

Total current assets	998,346	1,017,370

NON-CURRENT ASSETS
Property, plant and equipment, net	193,435	197,862
Goodwill	216,899	167,634
Other intangible assets, net of amortization	74,010	69,543
Other non-current assets	33,610	30,116

Total non-current assets	517,954	465,155

Total Assets	$1,516,300	$1,482,525

CURRENT LIABILITIES
Short-term debt and current portion of long-term debt and capital lease obligations, net	$9,685	$3,369
Short-term obligation associated with the acquisition of Beijing Plaschem’s operations	26,364	—
Accounts payable	345,705	402,402
Accrued expenses and other liabilities	36,809	44,475
Related party payables	—	10,000
Income taxes payable	1,135	768

Total current liabilities	419,698	461,014

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion, net	687,586	600,633
Other non-current liabilities	12,808	12,447

Total non-current liabilities	700,394	613,080

Total Liabilities	1,120,092	1,074,094

Commitments and Contingencies (see Note 12)

Redeemable noncontrolling interest	32,878	10,152

MEMBERS’ EQUITY
Series A membership interest	490,942	490,746
Series B membership interest	2,034	1,794
Accumulated deficit	(118,814)	(81,689)
Accumulated other comprehensive loss	(10,832)	(12,572)

Total members’ equity	363,330	398,279

Total Liabilities and Members’ Equity	$1,516,300	$1,482,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Sales and operating revenues	$971,769	$921,088
Cost of sales and operating expenses	889,716	847,888

GROSS PROFIT	82,053	73,200
Selling, general and administrative expenses	77,464	72,911
Transaction related costs	5,224	1,951

OPERATING LOSS	(635)	(1,662)
OTHER INCOME	597	375
INTEREST INCOME (EXPENSE):
Interest income	106	110
Interest expense	(13,826)	(11,259)

LOSS BEFORE INCOME TAXES	(13,758)	(12,436)
INCOME TAX EXPENSE (BENEFIT)	757	(408)

NET LOSS BEFORE NONCONTROLLING INTEREST	(14,515)	(12,028)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(159)	—

NET LOSS ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(14,674)	$(12,028)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
NET LOSS BEFORE NONCONTROLLING INTEREST	$(14,515)	$(12,028)
Unrealized foreign currency translation gain (loss)	1,690	(5,461)
Unrealized gain on interest rate hedges	166	—

Other comprehensive income before noncontrolling interest	1,856	(5,461)

Total comprehensive loss before noncontrolling interest	(12,659)	(17,489)
Comprehensive income attributable to noncontrolling interest	(275)	—

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(12,934)	$(17,489)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Members’ Equity

(Unaudited, in thousands)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2012	$490,746	$1,794	$(81,689)	$(12,572)	$398,279
Sale of membership units to management	273	—	—	—	273
Repurchase of membership units	(77)	—	—	—	(77)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(22,451)	—	(22,451)
Equity-based compensation	—	240	—	—	240
Comprehensive income (loss):
Net loss before noncontrolling interest	—	—	(14,515)	—	(14,515)
Other comprehensive income before noncontrolling interest	—	—	—	1,856	1,856
Comprehensive (income) attributable to noncontrolling interest	—	—	(159)	(116)	(275)

Balance December 31, 2012	$490,942	$2,034	$(118,814)	$(10,832)	$363,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
CASH FLOWS FROM OPERATIONS
Net loss before noncontrolling interest	$(14,515)	$(12,028)
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	9,554	10,061
Debt issuance costs and original issue discount amortization	2,151	1,598
Provision for bad debt	280	(8)
Benefit for deferred income taxes	(321)	(259)
Equity-based compensation charges	240	478
(Gain) loss from sales of property, plant and equipment	(261)	30
Changes in assets and liabilities:
Accounts and notes receivable	40,854	75,869
Inventories	(64,509)	375
Other current assets	(8,996)	(565)
Accounts payable	(58,889)	(50,464)
Related party payables	(10,000)	—
Accrued expenses and other liabilities	(7,661)	(1,159)
Changes in other operating assets and liabilities, net	1,175	(386)

Net cash provided by/(used in) operating activities	(110,898)	23,542

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,838)	(5,886)
Proceeds from the disposal of property, plant and equipment	1,759	26
Acquisition of Beijing Plaschem’s operations	(57,908)	—

Net cash used in investing activities	(59,987)	(5,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership interest	273	525
Proceeds from short-term debt	4,611	—
Proceeds from issuance of long-term debt, net of discount	227,065	117,300
Repayment of long-term debt	(138,285)	(126,113)
Payment of debt issuance costs	(4,823)	—
Other, including capital lease payments	(124)	(62)

Net cash provided by/(used in) financing activities	88,717	(8,350)

Effect of exchange rate changes on cash and cash equivalents	(1,173)	(971)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,341)	8,361
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,335	44,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,994	$53,350

Supplemental disclosure of non-cash activities:
Non-cash capital expenditures	$995	$—

Inventory payable associated with the acquisition of Beijing Plaschem’s operations	$25,981	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, currencies in thousands)

1. Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company.

Holdings and its subsidiaries (together, the “Company”) is a distributor of chemicals and composite raw materials in North America and Asia, and plastics in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. The Company offers its customers over 27,000 products used in a broad cross section of industries, including construction, chemicals manufacturing, paints and coatings, transportation, retail, medical, marine, and personal care. The Company distributes these products through over 180 owned, leased or third party warehouses, rail terminals and tank terminals in North America, EMEA and Asia. The Company connects a network of over 1,100 suppliers with a diverse base of more than 27,000 customers. The Company also provides waste disposal services in North America through its environmental services division.

2. Basis of Presentation, Change in Accounting Principle and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three months ended December 31, 2012 are not necessarily indicative of results to be expected for the year ending September 30, 2013. Quarterly financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 30, 2012 in the Company’s Annual Report on Form 10-K as filed with the SEC on December 19, 2012.

The condensed consolidated financial statements data as of September 30, 2012 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Change in Accounting Principle

During the first quarter of fiscal year 2012, the Company elected to change its method of accounting for U.S. inventories to the weighted average cost method from the last-in, first-out (“LIFO”) method. The income tax effect of this change in accounting principle was not significant due to the Company’s tax status as a limited liability company.

The effect of the change in accounting was as follows:

Condensed Consolidated Statement of Operations

	As Computed under LIFO	Effect of Change	As Reported under Average Cost
Net loss—three months ended December 31, 2011	$(6,496)	(5,532)	$(12,028)

Recent Accounting Pronouncements

During the first quarter of 2013, the Company adopted amended accounting standards that change the presentation of comprehensive income. These standards increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. The Company has presented OCI in two consecutive statements. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI; accordingly, the adoption had no impact on the Company’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU will require the Company to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income but only if the item reclassified is required to be reclassified to net income in its entirety in the same reporting period and to cross-reference to other disclosures for other reclassification items that are not required to be reclassified directly to net income (i.e. balance sheet reclassifications) in their entirety in the same reporting period. The new standard requires a prescribed presentation, but does not require any additional disclosures and is effective for reporting periods beginning after December 15, 2012. The new presentation requirements will not have an impact on the Company’s financial position or results of operations.

3. China Joint Venture

In September 2012, the Company formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem Trading Co, Ltd (“Beijing Plaschem”). Following its initial investment of 96,000 Chinese Renminbi (“RMB”) (approximately $15,140), the Company owns 60% of the joint venture. The Company holds 75% of the seats in Nexeo Plaschem’s board and exercises control over the entity. The Company consolidates the operations of the joint venture and reflects the 40% it does not own as a contingently redeemable noncontrolling interest, classified as mezzanine equity (temporary equity) on the consolidated balance sheet. The income/loss incurred by Nexeo Plaschem is allocated to the Company and to the noncontrolling interest based on each party’s ownership percentage. The joint venture is not a guarantor of the senior subordinated notes issued by Nexeo Solutions, LLC (“Solutions”) and Nexeo Solutions Finance Corporation (the “Co-Issuer,” and together with Solutions, the “Issuers”), the Company’s asset based loan facility (“ABL Facility”) or its senior secured term loan facility (“Term Loan Facility”).

Nexeo Plaschem’s Borrowings

During October 2012, the Company funded three intercompany loans to Nexeo Plaschem, all denominated in U.S. dollars, totaling $50,000. During October 2012, Nexeo Plaschem entered into a line of credit agreement to borrow up to RMB 200,000, or approximately $31,700, which is used to fund its working capital requirements. The line of credit is secured by a standby letter of credit covering 110% of the facility amount and bears interest at either the London interbank offered rate (“LIBOR”) plus 2.8% or 105% of the People’s Bank of China’s (“PBOC”) base rate. The interest rate was 5.88% at December 31, 2012. At December 31, 2012, the outstanding balance under this line of credit was approximately $1,402 and availability was approximately $30,300. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a line of credit agreement to borrow up to RMB 95,000, or approximately $15,200, which is used to fund its working capital requirements. The line of credit is secured by a standby letter of credit and bears interest at the one-year PBOC rate. The interest rate was 6.0% at December 31, 2012. At December 31, 2012, the outstanding balance under this line of credit was approximately $3,209 and availability was approximately $4,650. Availability excludes amounts related to letters of credit and bankers’ acceptance letters issued to suppliers. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

Nexeo Plaschem’s Acquisition of Beijing Plaschem

On November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations, including inventory and existing supplier and customer relationships. The purchase price of Beijing Plaschem’s operations at acquisition date follows:

Cash	$57,908
Inventory payable to sellers of Beijing Plaschem(1)	25,981

Purchase price allocable to assets acquired(2)	$83,889

(1)	Represents the value of inventory at acquisition date. Non-interest bearing and denominated in RMB. Subject to certain working capital adjustments and payable in periodic installments through May 1, 2013. The Company has imputed interest based on the terms of the agreement. The sellers of Beijing Plaschem’s operations are employed by, manage the daily operations of and are the noncontrolling interest holders of Nexeo Plaschem.
(2)	There were no liabilities assumed in connection with the acquisition.

The acquisition of Beijing Plaschem’s operations was accounted for under the acquisition method which requires the Company to perform an allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. The following table summarizes the Company’s estimated allocation of the purchase price to the assets acquired at the acquisition date:

Purchase Price Allocation
Inventory	$29,352
Property and equipment	110
Customer-related intangible	5,425
Other assets	827
Goodwill	48,175

Total assets acquired	$83,889

The entire purchase price allocation above is preliminary as the fair value assessment has not been finalized. The Company expects to finalize the purchase price allocation during the current fiscal year. Any changes in the estimated fair values may change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocation that are material to the Company’s consolidated financial results will be adjusted retroactively. There was no contingent consideration related to this acquisition.

Costs associated with this acquisition are included in transaction related costs in the condensed consolidated statement of operations and totaled $1,260 during the three months ended December 31, 2012, $3,000 during the fiscal year ended September 30, 2012 and $14,860 during the fiscal year ended September 30, 2011.

A summary and description of the assets acquired and the methods to be used to determine the fair value of the assets acquired is as follows:

Inventory

Inventory purchased consisted of finished products to be distributed to the Company’s customers. The fair value of inventory was established through application of the income approach, using estimates based upon the future profitability that is expected to be generated once the inventory is sold (net realizable value).

Property and Equipment

Property and equipment consisted primarily of office equipment and other similar assets used in Beijing Plaschem’s operations. The property and equipment purchased in the acquisition did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Customer-Related Intangible

Customer relationships were valued through application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the Company’s existing customer relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. Customer relationships will be amortized on a straight-line basis over a five year period.

Other Assets

Trade names and trademarks associated with Beijing Plaschem were valued through application of the income approach, involving the estimation of likely future sales and an appropriate royalty rate. The fair value of these assets will be amortized on a straight-line basis over a two year period.

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale and product and market diversification that the Company expects to realize. None of the goodwill is expected to be deductible for tax purposes.

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the acquisition of Beijing Plaschem’s operations as if it had occurred as of the beginning of the prior fiscal year, or October 1, 2011. The unaudited consolidated pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets and fair value adjustments for inventory.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the date indicated.

	Three Months ended December 31,
	2012	2011
	(unaudited)	(unaudited)
Sales and operating revenues	$996,195	$963,929
Operating income	$1,115	$4,289
Net loss before noncontrolling interest	$(13,384)	$(8,040)

Consolidated sales and operating revenues and net loss before noncontrolling interest related to the operations of Nexeo Plaschem include $45,110 and $399, respectively, for the three months ended December 31, 2012.

Contingently Redeemable Noncontrolling Interest

The Company has the opportunity, and in certain situations, the obligation, to acquire the remaining 40% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps for cash up to approximately RMB 650,000 (approximately $104,300 at December 31, 2012), if certain conditions are met. The noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under People’s Republic of China (“PRC”) law for transfer of the joint venture interest up to approximately RMB 500,000 (approximately $80,200 at December 31, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of calendar year 2013. At December 31, 2012, none of the required conditions that could trigger the exercise of these rights and obligations have been met. The exercise of the unrestricted right to sell their entire remaining interest in the joint venture by the noncontrolling shareholders is outside of the control of the Company, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet.

The Nexeo Plaschem contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it becomes probable that the shareholders will exercise their unrestricted right to sell all or part of their remaining interest in the joint venture to the Company. Any adjustments to redemption value are recorded in retained earnings. The Company evaluates the probability of exercise based on the likelihood of completion of specific conditions precedent to exercise and the level of control the shareholders have over such achievement. The Company determined at December 31, 2012 that it is probable that certain rights will be exercised and increased the redemption value of the contingently redeemable noncontrolling interest by $22,451 to reflect the appropriate redemption value on the condensed consolidated balance sheet at December 31, 2012.

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the three months ended December 31, 2012:

Balance as of September 30, 2012	$10,152
Comprehensive income attributable to noncontrolling interest	275
Redemption value adjustment	22,451

Balance as of December 31, 2012	$32,878

The Company plans to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional borrowings under its ABL Facility. In a future period, which is projected to be during 2013, one of the shareholders of Beijing Plaschem is expected to make a RMB 25,000 (approximately $4,000 at December 31, 2012) equity investment in the Company.

4. Related Party Transactions

At the closing of the acquisition of Ashland, Inc.’s global distribution business (the “Distribution Business”) on March 31, 2011, which is referred to as the “Ashland Distribution Acquisition,” the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, L.P., “TPG”) pursuant to which it will provide the Company with ongoing management, advisory and consulting services. Under the terms of the agreement, TPG receives a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3,000). The Company recorded a management fee of $750 during the three months ended December 31, 2012 and 2011. These fees are recorded in selling, general and administrative expenses. Also during the three months ended December 31, 2012, the Company paid $10,000 to TPG for services provided related to the acquisition of Beijing Plaschem’s operations, which was included in transactions costs for the fiscal year ended September 30, 2011.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. The Company recorded consulting fees to TPG of $607 during the three months ended December 31, 2012, and $699 for the three months ended December 31, 2011. These fees are recorded in selling, general and administrative expenses.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were $31 for the three months ended December 31, 2012 and $62 for the three months ended December 31, 2011. These fees are recorded within selling, general and administrative expenses. The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions.

The Company’s sales to TPG related entities were $1,628 for the three months ended December 31, 2012 and $1,310 during the three months ended December 31, 2011. There were no purchases from TPG related entities for the three months ended December 31, 2012 or 2011.

In connection with the acquisition of Beijing Plaschem’s operations (see Note 3), the Company incurred a short-term obligation related to the acquired inventory which is payable to the sellers of Beijing Plaschem’s operations ($26,364 at December 31, 2012). The sellers of Beijing Plaschem’s operations are employed by, manage the daily operations of and are the noncontrolling interest holders of Nexeo Plaschem.

5. Cash and Cash Equivalents – Risks and Uncertainties

As of December 31, 2012, the Company had $51,994 in cash and cash equivalents. Of this amount, $36,942 was held by foreign subsidiaries outside of the United States, denominated predominately in Canadian Dollars. Currently, there are no material cash or cash equivalent balances denominated in highly illiquid currencies that are not readily convertible into other currencies or U.S. Dollars. As such, the Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

6. Inventories

Inventories at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012	September 30, 2012
Finished products	$405,291	$310,721
Raw materials and supplies	148	90

Total	$405,439	$310,811

7. Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012	September 30, 2012
Land	$40,641	$40,937
Plants and buildings	64,465	65,565
Machinery and equipment	96,044	96,026
Software and computer equipment	38,803	34,869
Construction in progress	5,925	5,599

Total	245,878	242,996
Less accumulated depreciation	(52,443)	(45,134)

Property, plant and equipment, net	$193,435	$197,862

Net property, plant and equipment includes $29,962 and $27,924 at December 31, 2012 and September 30, 2012, respectively, related to Nexeo’s enterprise resource planning (ERP) system and other software related capital expenditures. Total depreciation expense on property, plant and equipment was $7,783 for the three months ended December 31, 2012, and $8,365 for three months ended December 31, 2011.

8. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the three months ended December 31, 2012 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2012	$79,953	$60,999	$26,682	$167,634
Acquisition of Beijing Plaschem’s operations	12,044	36,131	—	48,175
Foreign currency translation	108	982	—	1,090

Balance at December 31, 2012	$92,105	$98,112	$26,682	$216,899

The purchase price allocation recorded during the current period for the acquisition of Beijing Plaschem’s operations (see Note 3) is preliminary as the fair value assessment has not been finalized. Any changes in the estimated fair values, not to exceed one year from the date of acquisition, may change the amount of the purchase price allocable to goodwill.

Goodwill Impairment Test

Goodwill is tested for impairment annually at March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment, for the Company. At March 31, 2012, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired. The Company evaluated and concluded no events or changes in circumstances have occurred since the performance of the March 31, 2012 test through December 31, 2012, which would have required an impairment test.

Other Intangibles

Definite-lived intangible assets at December 31, 2012 and September 30, 2012 consisted of the following:

		December 31, 2012			September 30, 2012
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5 – 14	$81,025	$(9,631)	$71,394	$75,600	$(8,100)	$67,500
Leasehold interest intangible	1 – 20	2,516	(1,325)	1,191	2,536	(1,293)	1,243
Non-competition agreement(2)	3	1,600	(933)	667	1,600	(800)	800
Other(3)	2	827	(69)	758	—	—	—

Total		$85,968	$(11,958)	$74,010	$79,736	$(10,193)	$69,543

(1)	Includes net amounts of $66,150 associated with the Ashland Distribution Acquisition and $5,244 associated with the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem (see Note 3).
(2)	In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-competition agreement.
(3)	Represents trademark and trade names associated with the acquisition of Beijing Plaschem’s operations by the China joint venture (see Note 3).

Amortization expense recognized on intangible assets was $1,771 for the three months ended December 31, 2012, and $1,696 for the three months ended December 31, 2011.

9. Other Non-Current Assets

Other non-current assets at December 31, 2012 and September 30, 2012 consisted of the following:

	December 31, 2012	September 30, 2012
Debt issuance cost, net	$30,346	$27,245
Other	3,264	2,871

Total	$33,610	$30,116

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding at December 31, 2012 and September 30, 2012 are summarized below:

	December 31, 2012	September 30, 2012
Short-term borrowings under line of credit agreements available to Nexeo Plaschem	$4,611	$—
Current portion of long-term debt and capital lease obligations	5,074	3,369

Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$9,685	$3,369

Long-term debt outstanding at December 31, 2012 and September 30, 2012 is summarized below:

	December 31, 2012	September 30, 2012
Asset based loan facility	$30,565	$112,375
Term loan facility	493,875	320,125
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	74	121

Total long-term debt	699,514	607,621
Less: unamortized debt discount	(6,854)	(3,619)
Less: current portion of long-term debt and capital lease obligations	(5,074)	(3,369)

Non-current portion of long-term debt	$687,586	$600,633

The weighted average rate of interest on borrowings under the ABL Facility was 4.57% and 2.93% at December 31, 2012 and September 30, 2012, respectively. The interest rate for the Term Loan Facility was 5.0% at December 31, 2012 and September 30, 2012.

The Company’s accounts receivable and inventory In the U.S. and Canada are collateral under the ABL and Term Loan facilities.

Amended and Restated Term Loan Facility and Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement

On October 16, 2012, the Company entered into Amendment No. 1 to Credit Agreement (the “TLB Amendment”), which effectuated an amendment and restatement of the term loan credit agreement, dated as of March 9, 2011 (the “Original Term Loan Credit Agreement” and, as amended and restated, the “Amended and Restated Term Loan Credit Agreement”). The Amended and Restated Term Loan Credit Agreement provides for, among other things, new Term B-2 Loans (as defined in the Amended and Restated Term Loan Credit Agreement) in an aggregate principal amount of $175,000, which was fully drawn on October 16, 2012, in addition to the existing Term B-1 Loans (as defined in the Amended and Restated Term Loan Credit Agreement), which were drawn in an aggregate principal amount of $325,000 on March 31, 2011. The Company received net proceeds from Term B-2 Loans of $171,500, net of discount of $3,500, which were used to repay approximately $100,000 aggregate principal amount of loans outstanding under the ABL Facility (as defined below) on October 16, 2012, to pay fees and expenses related to this amendment, and for general corporate purposes.

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

The above amendments to the Term Loan Facility were accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendments and debt issuance totaled approximately $4,553 and were recorded as debt issuance costs to be amortized as interest expense over the remaining terms of the credit facility. No gain or loss on the modification was recognized.

Amendment No. 1 to ABL Facility

On October 16, 2012, the Company entered into Amendment No. 1 to Credit Agreement which amended the asset-based revolving credit agreement (the “ABL Credit Agreement” and, as amended, the “Amended ABL Credit Agreement”), dated as of March 31, 2011. The Amended ABL Credit Agreement, among other things, increased the aggregate principal amount permitted to be incurred under the Amended and Restated Term Loan Facility without restriction under the Amended ABL Credit Agreement from $325,000 to $650,000 to permit the incurrence of the new $175,000 Term B-2 Loans and $150,000 of incremental term loans described above. Furthermore, the ABL Facility Amendment permits the incurrence of additional incremental indebtedness under the Amended and Restated Term Loan Facility in an aggregate principal not to exceed the amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0.

The amendment to the ABL Facility was accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendment totaled approximately $270 and were recorded as debt issuance costs to be amortized as interest expense over the remaining terms of the credit facility. No gain or loss on the modification was recognized.

11. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company in the U.S. are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions, as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. A version of the 401(k) plan is also available for qualifying employees of the Company in our foreign subsidiaries. The Company contributed $3,004 to the defined contribution plans in the three months ended December 31, 2012, and $3,304 for the three months ended December 31, 2011. Company contributions to the defined contribution plans are recorded as a component of selling, general and administrative expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions. Units issued under the Equity Plan are initially deemed to be unvested. Fifty percent of the Series B units will vest twenty percent annually over a five year period (“Time-Based Units”), and fifty percent of the Series B units will become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. The Company recognizes equity-based compensation cost related to the Time-Based Units as expense ratably on a straight-line basis over the requisite service period. Performance-Based Units are expensed over the requisite service period based on achievement of the performance criteria.

The following table summarizes Equity Plan activity during the three months ended December 31, 2012:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2012	26,855,455	$0.33
Granted	6,800,000	0.33
Forfeited	—	—

Outstanding at December 31, 2012	33,655,455	$0.33

In December 2012, the Board of Directors approved revisions to the pre-established EBITDA targets for certain future fiscal years primarily to account for the impact of the acquisition by the China joint venture (see Note 3). The Company accounted for the revisions as a modification of all the Performance-Based Units outstanding as of the modification date. The modification did not change the Company’s expectations of whether the Performance-Based Units will ultimately vest and did not result in the recognition of compensation cost during the current period. The Company will recognize compensation cost for the Performance-Based Units, based on the new fair value per unit as of the modification date, which remained at of $0.33 per unit, at the time it deems the achievement of the performance criteria is probable. The fair value of the Performance-Based Units at the modification date was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term between five and six years, 2) expected price volatility of 60.7%, 3) a risk-free interest rate of 0.65% and 4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

During the fiscal year ended September 30, 2012, the Company did not meet the pre-established EBITDA target and did not recognize compensation cost associated with the Performance-Based Units. During the period November 4, 2010 (inception) to September 30, 2011, the Company did not meet the pre-established EBITDA target. In November 2011, the Board of Directors accelerated the vesting of the Performance-Based Units such that 20.0% of the Performance-based Units vested over the period November 3, 2011 to March 31, 2012. The accelerated vesting was accounted for as a modification of the existing plan, which required the Company to record an expense relating to the accelerated vesting of the Performance-Based units over the vesting period from November 3, 2011 to March 31, 2012.

The Company recognized expense of $240 and $478 during the three months ended December 31, 2012 and 2011, respectively. There is no expense recognized during the three months ended December 31, 2012 related to Performance-Based Units. The expense recognized during the three months ended December 31, 2011 includes the expense related to the accelerated vesting described above. Expenses related to the restricted equity plan are recorded as a component of selling, general and administrative expenses.

12. Commitments, Contingencies and Litigation

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

Other Contingencies

On October 29, 2012 Hurricane Sandy caused significant damage to certain of the Company’s facilities and disrupted business in the northeastern part of the U.S. The Company maintains standard insurance against catastrophic losses, which are subject to a deductible. The Company is currently in the final stages of assessing damages and insurance coverage and through December 31, 2012 it has recorded approximately $930 in estimated losses in connection with this event. This amount is included in operating expenses in our condensed consolidated statement of operations. While the Company has not yet recorded any amounts relating to insurance recoveries, the Company is in the process of compiling its insurance claim and believes it will be able to recover losses in excess of the applicable deductible. The Company has not experienced a significant adverse effect on its operations due to property damage or interrupted business incurred by its customers and suppliers.

On November 16, 2012, a facility owned by the Company in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing the Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. The Company is utilizing other locations to service its Chemicals customers in the region. The Company has been investigating the cause of the fire and the Company is continuing the process of assessing damages and insurance coverage. Through December 31, 2012, the Company recorded approximately $3,073 in estimated losses in connection with this event. This amount is included in operating expenses in the condensed consolidated statement of operations. While the Company has not yet recorded any amounts relating to insurance recoveries, the Company is in the process of compiling its insurance claim and believes it will be able to recover losses in excess of the applicable deductible.

Subsequent to the fire incident mentioned above, the Garland facility was inspected by representatives of the United States Environmental Protection Agency (“EPA”) who advised Garland facility personnel that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised the Company that it is currently evaluating an enforcement action against the Company that could seek payment of a fine and certain changes in facility operations, but the Company has not yet received official notice of any such proceeding. As a result, the Company is currently unable to estimate the dollar amount of any potential fines or penalties.

13. Income Taxes

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings made no tax distributions during the three months ended December 31, 2012 and $4 during the three months ended December 31, 2011. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Income tax expense was $757 for the three months ended December 31, 2012 compared to a benefit of $408 for the three months ended December 31, 2011. The current year’s tax expense reflects an effective tax rate of (5.6)%. The current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances on net operating losses. The tax benefit from the prior year’s period was primarily due to certain tax positions taken during that period.

For the period ended December 31, 2012 and 2011, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method. Due to the on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections of the proportion of income earned and taxed in foreign jurisdictions, as well as accurate projections of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

At December 31, 2012 and September 30, 2012, a valuation allowance of $3,194 and $2,875, respectively, was recorded related to certain deferred tax assets, which are primarily associated with foreign net operating losses. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2012, management believes it is more likely than not that a significant portion of its deferred tax assets will not be realized.

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

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the Condensed Consolidated Statements of Operations. There were no such interest and penalties during any of the periods presented.

The Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. Foreign taxing jurisdictions significant to the Company include Puerto Rico, Spain, Italy, United Kingdom, Netherlands, China and Canada. Within the United States, the Company became subject to state income tax examination by tax authorities for periods after March 2011. With respect to countries outside of the United States, with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2010.

14. Segment and Geographic Data

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

Each of the lines of business competes with national, regional and local companies throughout North America. Chemicals and Composites compete with other distribution companies in Asia. Plastics also competes with other distribution companies in EMEA and Asia. Competition within each line of business is based primarily on the diversity of the product portfolio, service offerings, reliability of supply, technical support and price. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level. A brief description of each of the Company’s lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users, primarily in North America and Asia. Markets served include paint and coating, personal care, inks, adhesives, polymer, rubber, industrial and institutional compounding, automotive, lubricants, energy and paper industries.

Plastics. The Plastics line of business is a leading distributor of plastics in North America, EMEA and Asia, supplying a very broad product line of prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. Plastics are sold in more than 70 countries worldwide. The Plastics line of business serves all markets, especially the medical and automotive industries. Plastics sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities.

Other. The Composites line of business supplies mixed truckload and less-than-truckload quantities of polyester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to customers in the cast polymer, corrosion, marine, building and construction, and other specialty reinforcement industries through distribution facilities located throughout North America. The Composites line of business also supplies certain resin products to customers in Asia. The Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services. These environmental services are offered through a North American network of distribution centers, including several transfer facilities that have been fully permitted by the United States Environmental Protection Agency.

The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM reviews net sales to unaffiliated customers and gross profit in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s CODM in evaluating line of business performance. These expenses include depreciation and amortization, corporate overhead allocations, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. No single customer accounted for more than 10% of revenues for any line of business for each of the periods reported. Intersegment revenues were insignificant.

The Company aggregates total assets at the line of business level. The assets attributable to the Company’s lines of business, that are reviewed by the CODM, consist primarily of trade accounts receivable, goodwill and inventories. The Company’s inventory of packaging materials and containers are generally not allocated to a line of business and are included in unallocated assets.

Summarized financial information relating to the Company’s segments is as follows:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
REVENUE
Chemicals	$431,417	$432,740
Plastics	430,347	385,150
Other	110,005	103,198

Total revenue	$971,769	$921,088

GROSS PROFIT
Chemicals	$32,959	$35,009
Plastics	35,532	26,269
Other	13,562	11,922

Total gross profit	82,053	73,200
Selling general & administrative	77,464	72,911
Transaction related costs	5,224	1,951

TOTAL OPERATING LOSS	(635)	(1,662)
Other income	597	375
Interest income (expense):
Interest income	106	110
Interest expense	(13,826)	(11,259)

LOSS BEFORE INCOME TAX	(13,758)	(12,436)
Income tax expense (benefit)	757	(408)

NET LOSS BEFORE NONCONTROLLING INTEREST	(14,515)	(12,028)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(159)	—

NET LOSS ATTIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(14,674)	$(12,028)

	December 31, 2012	September 30, 2012
IDENTIFIABLE ASSETS
Chemicals	$457,552	$446,157
Plastics	563,120	465,380
Other	108,253	106,852

Total identifiable assets by segment	1,128,925	1,018,389
Unallocated assets	387,375	464,136

Total assets	$1,516,300	$1,482,525

	December 31, 2012	September 30, 2012
GOODWILL BY SEGMENT(1)
Chemicals	$92,105	$79,953
Plastics	98,112	60,999
Other	26,682	26,682

Total Goodwill	$216,899	$167,634

(1)	The purchase price allocation recorded during the period for the acquisition of Beijing Plaschem’s operations (see Note 3) is preliminary as the fair value assessment has not been finalized. Any changes in the estimated fair values may change the amount of the purchase price allocable to goodwill.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
North America	$791,803	$789,639
EMEA	133,216	129,843
Asia	46,750	1,606

Total	$971,769	$921,088

15. Derivatives

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275,000 to help manage the Company’s exposure to interest rate risk related to its variable rate Term Loan Facility. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally recognized in income when the interest expense on the Term Loan Facility is recognized. During the three months ended December 31, 2012, the Company recognized a realized loss on the interest rate swaps of $192, which was recorded in interest expense. During the three months ended December 31, 2012, the Company recorded an unrealized loss on the interest rate swaps of $166, which was recorded in other comprehensive income. There were no gains or losses recognized during the three months ended December 31, 2011. At December 31, 2012, approximately $693 in unrealized losses are expected to be realized within the next twelve months.

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

The Company’s financial instruments recorded at fair value on a recurring basis related solely to its interest rate swaps. The Company recorded $693 in “Accrued expenses and other liabilities” and $1,040 in “Other non-current liabilities” on the consolidated balance sheet at December 31, 2012 related to these instruments. The Company recorded $696 in “Accrued expenses and other liabilities” and $1,195 in “Other non-current liabilities” on the consolidated balance sheet at September 30, 2012 related to these instruments.

During the three months ended December 31, 2012, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings under line of credit agreements and the inventory payable to the sellers of Nexeo Plaschem approximate fair value due to the short-term maturity of those instruments.

The carrying values of the ABL Facility and Term Loan Facility approximate fair value primarily due to the variable rate of interest paid. The estimated fair values of the ABL Facility and Term Loan Facility are classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the long-term senior subordinated notes was approximately $169,823 at December 31, 2012 and $174,431 at September 30, 2012. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs.

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S-X issued by the Securities and Exchange Commission. The condensed consolidating financial statements reflect the Company’s financial position as of December 31, 2012 and September 30, 2012; the results of operations, items of comprehensive loss and cash flows for the three months ended December 31, 2012 and 2011.

As a result of the Ashland Distribution Acquisition, on March 31, 2011 Solutions and its wholly owned subsidiary, Nexeo Solutions Finance Corporation (the Issuers), issued $175,000 in aggregate principal amount of senior subordinated notes. The notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Nexeo Solutions Sub Holding Corp. (“Sub Hold”). The guarantees are subject to release under certain customary defeasance provisions. Solutions is also the primary borrower under the Term Loan Facility and the ABL Facility, which are guaranteed by Holdings and Sub Hold. The Co-issuer also is a guarantor under the Term Loan Facility.

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

Condensed Consolidating Balance Sheets at December 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$338	$—	$14,714	$36,942	$—	$51,994
Accounts and notes receivable, net	—	—	347,445	170,394	—	517,839
Inventories	—	—	287,692	117,747	—	405,439
Intercompany advances	2,098	—	—	—	(2,098)	—
Other current assets	—	—	12,532	10,542	—	23,074

Total current assets	2,436	—	662,383	335,625	(2,098)	998,346
Property, plant and equipment, net	—	—	177,525	15,910	—	193,435
Goodwill and other intangibles, net	—	—	180,600	110,309	—	290,909
Other non-current assets	—	—	32,778	832	—	33,610
Intercompany advances	—	—	149,497	—	(149,497)	—
Investment in subsidiaries	360,895	—	124,107	—	(485,002)	—

Total assets	$363,331	$—	$1,326,890	$462,676	$(636,597)	$1,516,300

Liabilities & Members’ Equity
Current Liabilities
Short term borrowings and current portion of long-term debt	$—	$—	$5,074	$4,611	$—	$9,685
Short-term obligation associated with the acquisition of Beijing Plaschem’s operations	—	—	—	26,364	—	26,364
Intercompany advances	—	—	2,098	—	(2,098)	—
Accounts payable and accrued expenses	1	—	275,302	108,346	—	383,649

Total current liabilities	1	—	282,474	139,321	(2,098)	419,698
Long-term debt	—	—	673,521	14,065	—	687,586
Other non-current liabilities	—	—	10,000	2,808	—	12,808
Intercompany advances	—	—	—	149,497	(149,497)	—

Total liabilities	1	—	965,995	305,691	(151,595)	1,120,092

Redeemable noncontrolling interest	—	—	—	32,878	—	32,878

Members’ Equity
Member interests	492,976	—	490,495	152,475	(642,970)	492,976
Accumulated deficit	(118,814)	—	(118,625)	(12,825)	131,450	(118,814)
Accumulated other comprehensive loss	(10,832)	—	(10,975)	(15,543)	26,518	(10,832)

Total members’ equity	363,330	—	360,895	124,107	(485,002)	363,330

Total liabilities and members’ equity	$363,331	$—	$1,326,890	$462,676	$(636,597)	$1,516,300

Condensed Consolidating Balance Sheets at September 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$158	$—	$15,058	$120,119	$—	$135,335
Accounts and notes receivable, net	—	—	402,865	154,306	—	557,171
Inventories	—	—	250,657	60,154	—	310,811
Intercompany advances	1,836	—	2,826	—	(4,662)	—
Other current assets	—	—	10,625	3,428	—	14,053

Total current assets	1,994	—	682,031	338,007	(4,662)	1,017,370
Property, plant and equipment, net	—	—	180,665	17,197	—	197,862
Goodwill and other intangibles, net	—	—	182,103	55,074	—	237,177
Other non-current assets	—	—	29,693	423	—	30,116
Intercompany advances	—	—	125,224	—	(125,224)	—
Investment in subsidiaries	396,321	—	143,811	—	(540,132)	—

Total assets	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525

Liabilities & Members’ Equity
Current Liabilities
Current portion of long-term debt	$—	$—	$3,369	$—	$—	$3,369
Intercompany advances	35		1,836	2,791	(4,662)	—
Accounts payable and accrued expenses	1	—	354,085	103,559	—	457,645

Total current liabilities	36	—	359,290	106,350	(4,662)	461,014
Long-term debt	—	—	578,257	22,376	—	600,633
Other non-current liabilities	—	—	9,659	2,788	—	12,447
Intercompany advances	—	—	—	125,224	(125,224)	—

Total liabilities	36	—	947,206	256,738	(129,886)	1,074,094

Redeemable noncontrolling interest	—	—	—	10,152	—	10,152

Members’ Equity
Member interests	492,540	—	490,495	156,763	(647,258)	492,540
Retained earnings (accumulated deficit)	(81,689)	—	(81,663)	7,648	74,015	(81,689)
Accumulated other comprehensive loss	(12,572)	—	(12,511)	(20,600)	33,111	(12,572)

Total members’ equity	398,279	—	396,321	143,811	(540,132)	398,279

Total liabilities and members’ equity	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525

Condensed Consolidating Statements of Operations for the Three Months Ended

December 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$715,840	$255,929	$—	$971,769
Cost of sales and operating expenses	—	—	651,016	238,700	—	889,716

Gross profit	—	—	64,824	17,229	—	82,053
Selling, general and administrative expenses	4	—	68,427	14,257	—	82,688

Operating income (loss)	(4)	—	(3,603)	2,972	—	(635)
Other income (expense):
Interest expense, net	—	—	(13,335)	(385)	—	(13,720)
Equity in earnings (losses) of subsidiaries before noncontrolling interest	(14,511)	—	2,296	—	12,215	—
Other income	—	—	187	410	—	597

Income (loss) before income taxes	(14,515)	—	(14,455)	2,997	12,215	(13,758)
Income tax expense	—	—	56	701	—	757

Net income (loss) before noncontrolling interest	(14,515)	—	(14,511)	2,296	12,215	(14,515)
Net income attributable to noncontrolling interest	(159)	—	—	(159)	159	(159)

Net income (loss) attributable to Nexeo Solutions Holdings, LLC	$(14,674)	$—	$(14,511)	$2,137	$12,374	$(14,674)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended

December 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) before noncontrolling interest	$(14,515)	$—	$(14,511)	$2,296	$12,215	$(14,515)
Unrealized foreign currency translation gain (loss)	1,690	—	1,370	5,057	(6,427)	1,690
Unrealized gain on interest rate hedges	166	—	166	—	(166)	166

Other comprehensive income (loss) before noncontrolling interest	1,856	—	1,536	5,057	(6,593)	1,856

Total comprehensive loss before noncontrolling interest	(12,659)	—	(12,975)	7,353	5,622	(12,659)
Comprehensive income attributable to noncontrolling interest	(275)	—	—	(275)	275	(275)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(12,934)	$—	$(12,975)	$7,078	$5,897	$(12,934)

Condensed Consolidating Statements of Operations for the Three Months Ended

December 31, 2011

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$717,275	$203,740	$73	$921,088
Cost of sales and operating expenses	—	—	657,068	190,747	73	847,888

Gross profit	—	—	60,207	12,993	—	73,200
Selling, general and administrative expenses		—	63,002	11,860	—	74,862

Operating income (loss)		—	(2,795)	1,133	—	(1,662)
Other income (expense):
Interest expense, net	—	—	(10,815)	(334)	—	(11,149)
Equity in earnings (losses) of subsidiaries	(12,028)	—	331	—	11,697	—
Other income (expense)	—	—	1,346	(971)	—	375

Loss before income taxes	(12,028)	—	(11,933)	(172)	11,697	(12,436)
Income tax expense (benefit)	—	—	95	(503)	—	(408)

Net income (loss)	$(12,028)	$—	$(12,028)	$331	$11,697	$(12,028)

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended

December 31, 2011

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) before noncontrolling interest	$(12,028)	$—	$(12,028)	$331	$11,697	$(12,028)
Unrealized foreign currency translation gain (loss)	(5,461)	—	(5,461)	(11,697)	17,158	(5,461)
Unrealized gain on interest rate hedges	—	—	—	—	—	—

Other comprehensive income (loss) before noncontrolling interest	(5,461)	—	(5,461)	(11,697)	17,158	(5,461)

Total comprehensive loss before noncontrolling interest	(17,489)	—	(17,489)	(11,366)	28,855	(17,489)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(17,489)	$—	$(17,489)	$(11,366)	$28,855	$(17,489)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended

December 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$(16)	$—	$(68,869)	$(42,013)	$—	$(110,898)

Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(3,407)	(431)	—	(3,838)
Proceeds from disposal of property, plant and equipment	—	—	—	1,759	—	1,759
Acquisition of Beijing Plaschem’s operations	—	—	—	(57,908)	—	(57,908)

Net cash used in investing activities	—	—	(3,407)	(56,580)	—	(59,987)
Cash Flows From Financing Activities
Proceeds from sale of membership interest	273	—	—	—	—	273
Net change in short-term debt	—	—	—	4,611		4,611
Transfers to/from affiliates	—	—	(19,968)	19,968	—	—
Proceeds from the issuance of long-term debt, net of discount	—	—	213,000	14,065	—	227,065
Repayment of long-term debt	—	—	(116,250)	(22,035)	—	(138,285)
Payment of debt issuance costs	—	—	(4,803)	(20)	—	(4,823)
Other, including capital lease payments	(77)	—	(47)	—	—	(124)

Net cash provided by financing activities	196	—	71,932	16,589	—	88,717
Effect of exchange rate changes on cash	—	—	—	(1,173)	—	(1,173)

Increase (Decrease) in Cash	180	—	(344)	(83,177)	—	(83,341)
Beginning Cash Balance	158	—	15,058	120,119	—	135,335

Ending Cash Balance	$338	$—	$14,714	$36,942	$—	$51,994

Condensed Consolidating Statements of Cash Flows for the Three Months Ended

December 31, 2011

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by operations	$—	$—	$21,568	$1,974	$—	$23,542

Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(4,667)	(1,219)	—	(5,886)
Proceeds from disposal of property, plant and equipment	—	—	26	—	—	26

Net cash used in investing activities	—	—	(4,641)	(1,219)		(5,860)
Cash Flows From Financing Activities
Proceeds from sale of membership interest	525	—	—	—	—	525
Other, including capital lease payments	—	—	(62)	—	—	(62)
Proceeds from the issuance of long-term debt, net of discount	—	—	99,300	18,000	—	117,300
Repayment of long-term debt and capital lease payments	—	—	(109,113)	(17,000)	—	(126,113)

Net cash provided by/(used in) financing activities	525	—	(9,875)	1,000	—	(8,350)
Effect of exchange rate changes on cash	—	—	(971)	—	—	(971)

Increase in Cash	525	—	6,081	1,755	—	8,361
Beginning Cash Balance	1	—	7,972	37,016	—	44,989

Ending Cash Balance	$526	$—	$14,053	$38,771	$—	$53,350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed with the SEC on December 19, 2012. To the extent this discussion and analysis contains forward-looking statements, these statements involve risks and uncertainties. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. Actual results may differ materially from those anticipated in these forward-looking statements.

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

Overview

We are a distributor of chemicals and composite raw materials in North America and Asia, and plastics in North America, EMEA and Asia. We also provide environmental services, including hazardous and nonhazardous waste collection, recovery, recycling and disposal, in North America.

We offer our customers over 27,000 products used in a broad cross section of industries, including construction, chemicals manufacturing, energy, paints and coatings, transportation, retail, medical, marine and personal care. We distribute these products through over 180 owned, leased or third party warehouses, rail terminals and tank terminals in North America, Asia and EMEA. We connect a network of over 1,100 suppliers with a diverse base of more than 27,000 customers.

We were formed on November 4, 2010 to acquire the Distribution Business from Ashland. As we built our internal capabilities, we were reliant on Ashland to provide administrative functions under a transition services agreement (“TSA”). We have exited nearly all of the TSA agreements since the fourth quarter of fiscal year 2012 and only a few minor exceptions remain as Ashland still provides some back office support in locations outside the United States as well as office space in some locations. We have through March 2014 to exit the TSA with Ashland. We paid Ashland approximately $0.4 million and $8.3 million for transition services for the three months ended December 31, 2012 and 2011, respectively.

Operational and Financial Highlights

Important recent events and accomplishments include the following:

•

Effective November 29, 2012 and October 16, 2012, we amended certain provisions of the Term Loan Facility and the ABL Facility, including raising $175 million of incremental financing in the Term Loan Facility; and

•	On November 1, 2012, our joint venture in China acquired the operations of Beijing Plaschem.

China Joint Venture

In September 2012, we formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem. We own 60% of the joint venture, hold 75% of the seats of Nexeo Plaschem’s board and exercise control over the entity. We consolidate the operations of the joint venture and reflect the 40% we do not own as a contingently redeemable noncontrolling interest (see discussion below). During October 2012, we funded three intercompany loans to the joint venture, all denominated in U.S. dollars, totaling $50.0 million. During October and November and November 2012, Nexeo Plaschem entered into two local short-term credit line agreements.

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364 million (approximately $57.9 million) paid at closing and a payable for the value of inventory transferred of approximately RMB 163.3 million (approximately $26.0 million at acquisition date). The inventory payable is due in installments through the third fiscal quarter of 2013. The purchase price has not been finalized, but the majority of the preliminary purchase price was allocated to inventory, purchased intangible assets with finite lives and goodwill

We have the opportunity, and in certain situations, the obligation, to acquire the remaining 40% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps for cash up to approximately RMB 650 million (approximately $104.3 million at December 31, 2012), if certain conditions are met. The noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to us after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to approximately RMB 500 million (approximately $80.2 million at December 31, 2012). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of calendar year 2013. At December 31, 2012, none of the required conditions that could trigger the exercise of these rights and obligations have been met. The noncontrolling shareholders’ exercise of the unrestricted right to sell their entire remaining interest in the joint venture is outside of our control, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet. The Nexeo Plaschem contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value if it becomes probable that the shareholders will exercise their unrestricted right to sell all or part of their remaining interest in the joint venture to us.

The Company plans to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional debt. In a future period, which is projected to be during calendar year 2013, one of the shareholders of Beijing Plaschem is expected to make a RMB 25.0 million (approximately $4.0 million at December 31, 2012) equity investment in the Company.

See Note 3 to our condensed consolidated financial statements.

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

Factors Affecting Comparability to Prior Period Financial Results

During the first quarter of fiscal year 2012, we elected to change our method of accounting for U.S. inventories to the weighted average cost method from the LIFO method and recorded a $5.5 million adjustment. See Note 2 to our condensed consolidated financial statements.

On November 1, 2012, our China joint venture acquired the operations of Beijing Plaschem. Accordingly, the results of operations for the three months ended December 31, 2012 include certain effects of the acquisition as described below as well as the operating results of the acquired operations for a portion of the quarter. See Note 3 to our condensed consolidated financial statements.

Outlook

Because we distribute thousands of products across a diverse set of industries and end markets, our business is affected by broad macroeconomic trends that affect growth in gross domestic product (“GDP”) in the various economies in which we operate. In addition, our business is affected by trends in market prices of primary raw materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. The market prices of downstream derivatives of crude oil and natural gas are in turn affected by the production choices our suppliers make and the relative capacity they choose to make available for production of the various products. In inflationary environments, our average selling prices typically rise as producers raise their market prices. In such an environment, our customers maximize the amount of inventory they carry in anticipation of higher prices. This has a favorable impact on our volumes and gross profits due to the lag between rising prices and cost of goods. The reverse is true in deflationary price environments. When deflationary forces drive market prices of products down, we must quickly adjust our inventory buying patterns to respond to the declining prices and replace inventories at lower costs.

In the first, third and fourth fiscal quarters of 2012, we experienced a deflationary pricing environment in both our Chemicals and Plastics lines of business; however, pricing in both lines of business stabilized and generally began to slowly increase near the end of the fourth fiscal quarter and entering the final quarter of the calendar year. The current stable pricing environment could change at any time based on the macro-economic factors described above.

Entering the second quarter of our fiscal year ending September 30, 2013, we expect the economic recovery to be slow and inconsistent in the near term as economic indicators present conflicting signals regarding the direction of the global economy. The growth rate in emerging global regions is expected to moderate somewhat, but still easily outpace the developed regions. We anticipate that the North American recovery will continue but will occur over a much longer time period than we originally thought, with higher industrial activity, higher levels of employment and conditions in the financial markets improving very slowly. In addition, a European recovery in 2013 is becoming less likely as export growth moderates and further impacts are realized from austerity measures. Demand in most European economies is also not expected to follow a consistent pattern as responses to the changing political environment cause additional uncertainty. It should be noted that actual economic activity could be vastly different than our expectations, particularly given the continued uncertainties in the Eurozone and the fragile state of the US economic recovery.

On October 29, 2012 Hurricane Sandy caused significant damage to certain of our facilities and disrupted business in the northeastern part of the U.S. We maintain standard insurance against catastrophic losses, which are subject to a deductible. We are currently in the final stages of assessing damages and insurance coverage and through December 31, 2012 we have recorded approximately $0.9 million in estimated losses in connection with this event, primarily associated with property damage. This amount is included in operating expenses in our condensed consolidated statement of operations. While we have not yet recorded any amounts relating to insurance recoveries, we are in the process of compiling the insurance claim and we believe we will be able to recover losses in excess of the applicable deductible. We have not experienced a significant adverse effect on our operations due to our property damage or interrupted business incurred by our customers and suppliers.

On November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing our Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. We are utilizing other locations to service our Chemicals customers in the region, and we have not experienced a significant impact to our commercial operations as a result of the fire. We have been investigating the cause of the fire and we are continuing the process of assessing damages and insurance coverage. Through December 31, 2012, we have recorded approximately $3.1 million in estimated losses which are included in operating expenses in our condensed consolidated statement of operations. While we have not yet recorded any amounts relating to insurance recoveries, we are in the process of compiling the insurance claim and we believe we will be able to recover losses in excess of the applicable deductible.

Subsequent to the fire incident mentioned above, the Garland facility was inspected by representatives of the EPA who advised Garland facility personnel that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised us that it is currently evaluating an enforcement action against us that could seek payment of a fine and certain changes in facility operations, but we have not yet received official notice of any such proceeding. As a result, we are unable to estimate the dollar amount of any potential fines or penalties.

We remain intensely focused on the initiatives we launched in fiscal years 2011 and 2012 to enhance growth and profitability, including:

•	leveraging our centralized business model by more closely integrating our customer service functions with our distribution network to significantly enhance customer service;

•	improving our pricing methodologies to reflect market conditions and optimize margins;

•	enhancing the processes and tools used by our sales force to increase productivity and provide them with a much greater opportunity to enjoy the success of our incentive programs;

•	expanding our footprint globally and focusing on end markets we believe will grow faster than the overall market; and

•	attracting and retaining the talent we need to create new capabilities within our company.

Results of Operations

Three Month Period Ended December 31, 2012 Compared with Three Month Period Ended December 31, 2011

	Three Months Ended		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Three Month Period Ended
(Dollars in millions)	December 31, 2012	December 31, 2011	$ Change	% Change	December 31, 2012	December 31, 2011
Sales and operating revenues	$971.8	$921.1	$50.7	5.5%	100%	100.0%
Cost of sales and operating expenses	889.7	847.9	(41.8)	(4.9)	91.6	92.1

Gross profit	82.1	73.2	8.9	12.2	8.4	7.9
Selling, general and administrative expenses	77.5	72.9	(4.6)	(6.3)	8.0	7.9
Transaction related costs	5.2	2.0	(3.2)	(160.0)	0.5	0.2

Operating loss	(0.6)	(1.7)	1.1	64.7	(0.1)	(0.2)
Other income	0.6	0.4	0.2	50.0	0.1	n/m
Net interest expense	(13.7)	(11.1)	(2.6)	23.4	(1.4)	(1.2)

Loss before income taxes	(13.7)	(12.4)	(1.3)	(10.5)	(1.4)	(1.4)
Income tax expense (benefit)	0.8	(0.4)	(1.2)	(300.0)	0.1	(0.1)

Net loss before noncontrolling interest	$(14.5)	$(12.0)	$(2.5)	(20.8)%	(1.5)%	(1.3)%

*	n/m—not meaningful

Sales and operating revenues and gross profit

For the three months ended December 31, 2012, sales and operating revenues were $971.8 million compared to $921.1 million for the three months ended December 31, 2011, an increase of $50.7 million, or 5.5%. This increase was due primarily to an increase in sales volume driven by our Plastics line of business and the addition of our China joint venture operations (Nexeo Plaschem), partially offset by a decline in demand for bulk commodities in our Chemicals line of business. Average selling prices increased 3.0% when compared to the equivalent operations in the prior period, primarily driven by higher selling prices in our Chemicals line of business.

Cost of sales and operating expenses for the three months ended December 31, 2012 were $889.7 million compared to $847.9 million for the three months ended December 31, 2011, an increase of $41.8 million, or 4.9%, primarily as a result of an increase in volume as mentioned above and the addition of Nexeo Plaschem’s operations. Additionally, costs increased as a result of charges incurred in connection with Hurricane Sandy and the fire at our Garland facility totaling $4.0 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2012 were $77.5 million compared to $72.9 million for the three months ended December 31, 2011, an increase of $4.6 million, or 6.3%. Results for three months ended December 31, 2012 include the addition of Nexeo Plaschem’s operations. Excluding Nexeo Plaschem’s operations, payroll and benefit expenses increased by $3.9 million and contract staffing and consulting expenses increased by $3.5 million for the quarter ended December 31, 2012. Additionally, TSA expenses decreased by $7.9 million for the quarter ended December 31, 2012 as a result of the successful exit of nearly all TSAs. We continue to make significant investments in personnel to enhance our commercial capabilities.

Transaction related costs

We incurred $5.2 million in transaction related costs for the three months ended December 31, 2012 compared to $2.0 million for the three months ended December 31, 2011, an increase of $3.2 million, or 160%. The costs for the current period relate primarily to legal and consulting fees incurred in connection with the acquisition of Beijing Plaschem’s operations as well as other potential transactions.

Interest expense

Net interest expense for the three months ended December 31, 2012 was $13.7 million compared to $11.1 million for the three months ended December 31, 2011. The interest for both periods is primarily related to the Term loan, the senior subordinated notes and the ABL Facility along with the amortization of the costs associated with issuing the debt. The increase in interest expense is primarily due to the additional borrowings on the Term Loan Facility in October 2012 and higher amortization of related original issue discount and debt issuance costs, partially offset by lower cash interest expense associated with the ABL Facility.

Income tax expense

Income tax expense for the three months ended December 31, 2012 was $0.8 million compared to $0.4 million income tax benefit for the three months ended December 31, 2011. The current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances on net operating losses. The tax benefit from the prior year’s period was primarily due to certain tax positions taken during that period.

Segment Analysis

	Three Months Ended		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Three Month Periods Ended
(Dollars in millions)	December 31, 2012	December 31, 2011	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	December 31, 2012	December 31, 2011
Chemicals
Sales and operating revenues	$431.4	$432.7	$(1.3)	(0.3)%	44.4%	47.0%
Gross profit	$33.0	$35.0	$(2.0)	(5.7)%	40.2%	47.8%
Gross profit %	7.6%	8.1%

Plastics
Sales and operating revenues	$430.4	$385.2	$45.2	11.7%	44.3%	41.8%
Gross profit	$35.5	$26.3	$9.2	35.0%	43.2%	35.9%
Gross profit %	8.2%	6.8%

Other
Sales and operating revenues	$110.0	$103.2	$6.8	6.6%	11.3%	11.2%
Gross profit	$13.6	$11.9	$1.7	14.3%	16.6%	16.3%
Gross profit %	12.4%	11.5%

Consolidated
Sales and operating revenues	$971.8	$921.1	$50.7	5.5%	100.0%	100.0%
Gross profit	$82.1	$73.2	$8.9	12.2%	100.0%	100.0%
Gross profit %	8.4%	7.9%

Chemicals

For the three months ended December 31, 2012, sales and operating revenues for the Chemicals line of business decreased $1.3 million, or 0.3%, from the same period in the prior year. The revenue decrease was attributable to a decrease in volumes primarily driven by bulk commodities offset by a 5.4% increase in average selling prices when compared to the equivalent operations in the prior period and the addition of Nexeo Plaschem’s operations. Gross profit decreased $2.0 million, or 5.7%, for the first fiscal quarter compared to the same period in the prior year. The decline in gross profit was primarily the result of charges incurred during the three months ended December 31, 2012 in connection with Hurricane Sandy and the fire to our Garland facility and the effect of the inventory step-up amortization of $0.4 million resulting from the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem. These charges were partially offset by favorable changes in product mix, unit gross margin improvements on specialty products, blends and key solvents, turnover business with key suppliers and the addition of our China joint venture operations.

Plastics

For the three months ended December 31, 2012, sales and operating revenues for the Plastics line of business increased $45.2 million, or 11.7%, from the same period in the prior year. The revenue increase was attributable to volume increase in both North America and EMEA driven by enhanced integration and execution in our commercial group, and the addition of Nexeo Plaschem’s operations, partially offset by a 2.3% decrease in average selling prices when compared to the equivalent operations in the prior period. Gross profit increased $9.2 million, or 35.0%, for the first fiscal quarter compared to the same period in the prior year. The increase in gross profit was primarily the result of North America operations where we experienced significant growth with key suppliers, growth in specialty products and growth in certain focus end markets, primarily automotive and healthcare. Unit gross margin improved in North America driven by a stable pricing environment, the effect of our market-based pricing efforts and improved specialty mix. Additionally, gross profit increased during the three months ended December 31, 2012 as a result of the addition of Nexeo Plaschem’s operations. These increases were partially offset by gross margin erosion in commodities in EMEA and the impact of charges incurred during the three months ended December 31, 2012 for the inventory step-up amortization of $1.2 million resulting from the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem.

Other

Combined sales and operating revenues for the Other category increased $6.8 million, or 6.6%, for the three months ended December 31, 2012 compared to the same period in the prior year, primarily due to the addition of Nexeo Plaschem’s operations and, to a lesser extent, new contracts and more effective pricing in our Environmental Services line of business partially offset by slower growth in the corrosion and transportation markets in our Composites line of business. Gross profit for the Other category increased $1.7 million, or 14.3% primarily as a result of the addition of our China joint venture operations. Unit gross margin improved in the Composites line of business driven by more effective pricing and margin growth in specialties.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated by operating activities and our ABL Facility. Borrowing availability under our ABL facility is subject to a borrowing base, generally comprised of eligible inventory and accounts receivable held in certain subsidiaries. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals, plastics and composite raw materials. Our ability to generate these cash flows in the normal course of business will be significantly influenced by general economic conditions. Our access to credit under the ABL Facility is potentially subject to significant fluctuations depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, acquisition- costs, and investor tax payments, if any. Significant non-operating cash use during the three months ended December 31, 2012 related to the purchase of Beijing Plaschem’s operations of approximately $57.9 million. We expect to fund the inventory payable associated with the acquisition of Beijing PlasChem’s operations ($26.4 million at December 31, 2012) with a combination of operating cash flow, local short-term credit lines available to Nexeo Plaschem and additional borrowings under our ABL Facility.

Based on Beijing PlasChem’s historical business performance, we believe that any future working capital needs of the joint venture will be funded from the operating cash flow of the joint venture as well as local short term credit lines. In the event that the joint venture does require additional funding for its operations that cannot be funded out of operating cash flow, such additional funding will be at the discretion of the board of directors of the joint venture, which is controlled by us. Other than the initial funding of the original intercompany loans, there is currently no obligation to fund any amounts for the joint venture’s operation, including any losses. The shareholder loans are not guaranteed by any shareholder of the joint venture. Any subsequent payments or purchases of additional equity interests in the joint venture would not occur prior to fiscal year 2014. See note 3 to our condensed consolidated financial statements.

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

Capital expenditures for the three months ended December 31, 2012 were $3.8 million, primarily for information technology investments. We expect our aggregate capital expenditures for the 2013 fiscal year to be between $30.0 million and $35.0 million, primarily relating to fixed asset replacements and betterments, and to pursue investments and future growth initiatives.

Effective October 16, 2012, we amended certain terms of the Term Loan Facility and the ABL Facility and borrowed an additional $175.0 million on the Term Loan Facility. We received net proceeds from Term B-2 Loans of $171.5 million, net of discount of $3.5 million, which were used to repay approximately $100.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the transactions, and for general corporate purposes. The amendments modified certain provisions within the agreements, primarily to further increase the Company’s investment and financial flexibility and raise the incremental financing in the Term Loan Facility, over and above the incremental borrowing mentioned above. Additionally, effective November 29, 2012, the terms of the Term Loan Facility were further revised such that the initial Excess Cash Flow (as defined in the agreement, as amended) mandatory prepayment, if required, occurs after the fiscal year ended September 30, 2013 in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013.

We are required to make semi-annual interest payments on our notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the notes and the Credit Facilities was $10.7 million for the three months ended December 31, 2012. Our ABL Facility matures on March 31, 2016, our Term Loan Facility matures on September 9, 2017, and our senior subordinated notes mature on March 1, 2018.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations and borrowings available to us under the ABL Facility and the Term Loan Facility, are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of December 31, 2012, we had $52.0 million in cash and cash equivalents and $372.2 million available under our ABL Facility, net of borrowings and letters of credit. Additionally, at December 31, 2012, we had approximately $35.0 million available under the local short-term credit lines available to our joint venture in China.

Under our ABL Facility, as of any date of determination when Threshold Excess Availability (as defined in the section entitled “Description of Other Indebtedness” in Amendment No. 3) is below certain thresholds or upon certain defaults, the ABL Borrowers will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. As of December 31, 2012, Threshold Excess Availability under our ABL Facility was $354.7 million, which was $293.8 million in excess of the $60.9 million threshold that would trigger the foregoing requirements.

Our longer-term liquidity needs are primarily debt payments that are due in 2016, 2017 and 2018 as well as the acquisition of additional interests in Nexeo Plaschem, if certain conditions are met. While there can be no assurance, we anticipate that cash flows from operations will provide the majority of our long-term liquidity needs. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

As of December 31, 2012, the Company had $52.0 million in cash and cash equivalents. Of this amount, $36.9 million was held by foreign subsidiaries outside of the United States, denominated predominately in Canadian Dollars. Currently, there are no material cash or cash equivalent balances denominated in highly illiquid currencies that are not readily convertible into other currencies or U.S. Dollars. As such, the Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

The following table sets forth the major categories of our cash flows for the three month periods ended December 31, 2012 and December 31, 2011.

(Dollars in millions)	Three Months Ended
	December 31, 2012	December 31, 2011
Net cash provided by/(used in) operating activities	$(110.9)	$23.6
Net cash used in investing activities	(60.0)	(5.9)
Net cash provided by/(used in) financing activities	88.7	(8.4)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.9)

Increase (decrease) in cash and cash equivalents	(83.3)	8.4
Cash and cash equivalents at beginning of period	135.3	45.0

Cash and cash equivalents at end of period	$52.0	$53.4

Major Categories of Cash Flows

Three Month Period Ended December 31, 2012 Compared with Three Month Period Ended December 31, 2011

Cash flows from operations

Net cash used in operating activities for the three months ended December 31, 2012 was $110.9 million. Our net loss before noncontrolling interest of $14.5 million adjusted for significant non-cash items such as depreciation and amortization expenses totaling $11.7 million resulted in approximately $2.8 million of cash used in our operations during the period. Our inventories increased by approximately $64.5 million (excluding the impact of the acquisition by our China joint venture) primarily as a result of increased orders placed to forecasted sales during the second quarter of fiscal 2013 coupled with lower than anticipated sales during the last week of December. The remainder of the net cash outflow is attributable to a decrease in accounts payable and other accrued expenses of $66.6 million and the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem. These cash outflows were partially offset by a net decrease in accounts receivable of approximately $40.9 million. There have been no significant changes in our billing terms or collection processes during this period.

During three months ended December 31, 2011, we generated $23.6 million in cash flows from operations primarily as a result of a $75.9 million decrease in accounts receivable partially offset by a decrease in accounts payable of $50.5 million. The significant reduction in accounts receivable was largely due to lower sales during the period combined with the settlement of receivables generated during the previous fiscal quarter. There were no material investments in inventory during three months ended December 31, 2011.

Cash flows from investing activities

Investing activities used $60.0 million of cash for the three months ended December 31, 2012, due to the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem for $57.9 million and capital expenditures of approximately $3.8 million partially offset by proceeds from the sale of assets of approximately $1.8 million. During the same period in the prior year, net cash used by investing activities was $5.9 million primarily due to purchases of transportation equipment.

Cash flows from financing activities

Financing activities provided $88.7 million of cash for the three months ended December 31, 2012, primarily as a result of net borrowings of $171.5 million on the Term Loan Facility and net borrowings of $4.6 million on short-term lines of credit available to our China joint venture. These borrowings were partially offset by net debt repayments on the ABL Facility of approximately $81.8 million, payment of debt issuance costs of $4.8 million and the quarterly installment on the Term Loan Facility of $1.3 million. During the same period in the prior year, financing activities used $8.4 million of cash, due to net debt repayments of $8.9 million primarily associated with the ABL Facility.

Contractual Obligations and Commitments

	Payments Due by Period (Dollars in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$9.7	$10.0	$509.4	$175.0	704.1
Estimated interest payments (b)	41.1	81.3	74.5	3.7	200.6
Operating lease obligations (c)	14.8	20.7	8.4	16.3	60.2
Purchase obligations (d)	3.5	—	—	—	3.5
Other long-term obligations (e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet, including certain employee benefit liabilities (f)	0.3	—	—	0.8	1.1
Inventory payable associated with the acquisition of Beijing Plaschem’s operations (g)	26.7	—	—	—	26.7

Total	$99.1	$118.0	$598.3	$195.8	$1,011.2

(a)	Long-term debt obligations include: (i) the payment of our $175.0 million notes at maturity, (ii) the payment of $30.6 million in outstanding principal (as of December 31, 2012) under our ABL Facility, (iii) payment of $493.9 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.
(b)	Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of December 31, 2012 held constant to maturity.
(c)	Operating lease obligations represent payments for a variety of facilities and equipment under operating non-cancellable lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment. This includes remaining facilities leased under the TSA with Ashland.
(d)	Purchase obligations represent estimated obligation costs to relocate employees or locate new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal 2013, although it is not practicable to establish definite completion dates for each employee’s relocation.
(e)	Other long term obligations are recurring minimum fees paid to TPG for services under our management services agreement with TPG. TPG is paid a quarterly management fee in connection with providing management services. The management fee has a minimum amount defined as $750 thousand per quarter and a potential additional amount equal to 2.0% of the Adjusted EBITDA as defined in the management services agreement for the immediate preceding fiscal quarter minus $750 thousand. This is known as a “percentage fee” in addition to the minimum management fee of $750 thousand, and is payable as soon as practicable following Adjusted EBITDA determination. The amounts reflect the minimum annual fee of $3.0 million per year for the next five years.
(f)	Represents liabilities under certain employee benefit obligations.
(g)	Payable is denominated in RMB, includes imputed interest. Amount excludes any future payments or purchases of additional equity interests in the joint venture, which could amount up to approximately RMB 650 million (approximately $104.3 million at December 31, 2012).

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2012.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk –

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

Credit Risk

We are subject to the risk of losses arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. We generally do not require collateral with respect to credit extended to customers but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At December 31, 2012, our interest rates swaps are in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate which was a weighted average rate of 4.57% at December 31, 2012. For each $100.0 million drawn on the ABL facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate which was 5.0% at December 31, 2012. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $4.9 million increase in annual interest expense.

Fair Value Measurements

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility. Details of the interest rate swap agreements are as follows:

	Notional Amount (in millions)	Counter Party	Fixed Rate (pay)	Variable Rate (receive)		Maturity	Settlement Frequency
1	$75.0	Barclays	1.693%	three month LIBOR	(1)	January 31, 2015	quarterly
2	$80.0	Barclays	1.832%	three month LIBOR	(1)	February 29, 2016	quarterly
3	$75.0	Bank of America	1.618%	three month LIBOR	(1)	March 30, 2014	quarterly
4	$45.0	Bank of America	2.060%	three month LIBOR	(1)	March 30, 2017	quarterly

(1)	Subject to a floor of 1.5%.

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally recognized in income when the interest expense on the hedged item is recognized. During the three months ended December 31, 2012, we recognized a realized loss on the interest rate swaps of $0.2 million, which was recorded in interest expense. During the three months ended December 31, 2012, we recorded an unrealized loss on the interest rate swaps of $0.2 million, which was recorded in other comprehensive income. As of December 31, 2012, approximately $0.7 million in unrealized losses are expected to be realized within the next twelve months.

At December 31, 2012, the estimated fair value of our derivative liabilities was (in millions):

						2018 and	Total fair
Sources of Fair Value	2013	2014	2015	2016	2017	thereafter	value
Interest Rate:

Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.7	0.6	0.4	—	—	—	1.7
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—

Total interest rate	$0.7	$0.6	$0.4	$—	$—	$—	$1.7

For further discussion of how we determine these fair values, see Note 16 to our condensed consolidated financial statements.

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. While the reporting currency of our consolidated financial statements is the U.S. dollar, a substantial portion of our sales and costs of sales are denominated in other currencies. Fluctuations in exchange rates could significantly affect our reported results from period to period, as we translate the results of our foreign operations from local currencies into U.S. dollars. We currently do not utilize financial derivatives to manage our foreign currency risk but we will continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may consider utilizing financial derivatives in the future to mitigate losses associated with these risks.

Included in our results of operations for the three months ended December 31, 2012 is a $0.5 million loss related to foreign exchange rate fluctuations. During the three months ended December 31, 2012, our most significant currency exposures were to the euro, the Chinese Renminbi and the Canadian dollar versus the U.S. dollar, and to the euro versus the British pound. The average exchange rate for these currencies fluctuated less than 2% from their respective values at September 30, 2012. A hypothetical 10% strengthening/weakening in the value of these currencies relative to the value of the U.S. dollar and the value of the British pound relative to the euro at September 30, 2012, would have generated a net gain/loss of approximately $2.4 million in our statement of operations during the three months ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of December 31, 2012.

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

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board (“NLRB”), alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. The matter is now before the NLRB for consideration by the Board. In each case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. Neither case includes a request for a specific dollar amount of damages in the applicable claims. We intend to vigorously challenge these allegations, however, no assurances can be given to the outcome of these pending complaints. Regardless, we do not believe these cases could have a material adverse effect on our business, financial condition or results of operations.

On November 16, 2012, a facility owned by us in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing the Chemicals line of business. Subsequent to the fire incident, the Garland facility was inspected by representatives of the United States Environmental Protection Agency (“EPA”) who advised Garland facility personnel that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised us that it is currently evaluating an enforcement action against us that could seek payment of a fine and certain changes in facility operations, but we have not yet received official notice of any such proceeding. As a result, we are currently unable to estimate the dollar amount of any potential fines or penalties.

We expect that, from time to time, we may be involved in lawsuits, investigations and claims arising out of our operations in the ordinary course of business.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012. The risks described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risks described in our Annual Report on Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

During the three month period ended December 31, 2012, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Pursuant to Subscription Agreements dated December 17, 2012 between Nexeo Solutions Holdings, LLC and certain members of management, those persons subscribed to purchase a total of 90,909 Series A Units in exchange for an aggregate cash payment of $0.1 million.

Item 5. Other Information

On February 13, 2013, the Board of Directors of the Company approved a one-time grant of Series B Units to David A. Bradley, Chief Executive Officer of the Company, at the current threshold valuation of $1.10 per Series B Unit. The grant date value of the Series B Units awarded to Mr. Bradley is $1,100,000. Fifty percent of the Series B Units granted to Mr. Bradley will be time-based units and will vest annually over a five year period. The remaining Series B Units will be performance-based units and will vest in accordance with a performance-based schedule that is divided into five, twelve month periods. The vesting of both the time-based units and the performance-based units is subject to the Mr. Bradley’s continued employment with the Company. The Series B Unit grant was made on February 13, 2013.

Item 6. Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexeo Solutions Holdings, LLC,

/s/ Ross J. Crane
February 14, 2013	Ross J, Crane
Executive Vice President, Chief Financial Officer and Assistant Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Formation of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.2	Certificate of Amendment of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.4	First Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.5	Second Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.6	Third Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2012 (File No. 333-179870-02)).

4.1	Amendment No. 1 to Credit Agreement, dated October 16, 2012, among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 (File No. 333-179870-02)).

4.2	Amendment No. 1 to Credit Agreement, dated October 16, 2012, among Nexeo Solutions, LLC, Nexeo Solutions Canada Corp., Bank of America N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 (File No. 333-179870-02)).

4.3	Amendment No. 1 to Amended and Restated Credit Agreement, dated November 29, 2012, among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2012 (File No. 333-179870-02)).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Filed herewith.
††	Furnished herewith.
*	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.