Form 10-Q
period 2013-03-31
Nexeo Solutions Holdings, LLC
filed 2013-05-15
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The equity interests of the registrant are not publicly held. At May 8, 2013, the registrant’s common equity consisted of membership interests, 99.4% of which was held by TPG Accolade, L.P. and the remaining interest was held by management of Nexeo Solutions Holdings, LLC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2013	September 30, 2012
CURRENT ASSETS
Cash and cash equivalents	$37,649	$135,335
Accounts and notes receivable (less allowance for doubtful accounts of $4,861 and $3,899, respectively)	648,889	557,171
Inventories	423,825	310,811
Other current assets	26,016	14,053

Total current assets	1,136,379	1,017,370

NON-CURRENT ASSETS
Property, plant and equipment, net	194,230	197,862
Goodwill	217,500	167,634
Other intangible assets, net of amortization	72,161	69,543
Other non-current assets	32,456	30,116

Total non-current assets	516,347	465,155

Total Assets	$1,652,726	$1,482,525

CURRENT LIABILITIES
Short-term debt, current portion of long-term debt and capital lease obligations, net	$34,110	$3,369
Short-term obligation associated with the acquisition of Beijing Plaschem’s operations	9,906	—
Accounts payable	453,484	402,402
Accrued expenses and other liabilities	38,220	44,475
Related party payables	—	10,000
Income taxes payable	2,146	768

Total current liabilities	537,866	461,014

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion, net	702,864	600,633
Other non-current liabilities	10,577	12,447

Total non-current liabilities	713,441	613,080

Total Liabilities	1,251,307	1,074,094

Commitments and Contingencies (see Note 12)
Redeemable noncontrolling interest	33,562	10,152

MEMBERS’ EQUITY
Series A membership interest	490,891	490,746
Series B membership interest	2,609	1,794
Accumulated deficit	(108,703)	(81,689)
Accumulated other comprehensive loss	(16,940)	(12,572)

Total members’ equity	367,857	398,279

Total Liabilities and Members’ Equity	$1,652,726	$1,482,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2013		March 31, 2012
Sales and operating revenues	$1,139,495	$2,111,264	$1,047,299	$1,968,387
Cost of sales and operating expenses	1,034,957	1,924,673	947,258	1,795,146

GROSS PROFIT	104,538	186,591	100,041	173,241
Selling, general and administrative expenses	78,853	156,317	78,383	151,294
Transaction related costs	289	5,513	2,149	4,100

OPERATING INCOME	25,396	24,761	19,509	17,847
OTHER INCOME	641	1,238	549	924
INTEREST INCOME (EXPENSE):
Interest income	136	242	73	183
Interest expense	(14,333)	(28,159)	(11,560)	(22,819)

INCOME (LOSS) BEFORE INCOME TAXES	11,840	(1,918)	8,571	(3,865)
INCOME TAX EXPENSE	1,072	1,829	1,341	933

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	10,768	(3,747)	7,230	(4,798)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	107	(53)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$10,875	$(3,800)	$7,230	$(4,798)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2013		March 31, 2012
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$10,768	$(3,747)	$7,230	$(4,798)

Unrealized foreign currency translation gain (loss)	(6,275)	(4,585)	5,787	326
Unrealized gain (loss) on interest rate hedges	193	360	(642)	(642)

Other comprehensive income (loss) before noncontrolling interest	(6,082)	(4,225)	5,145	(316)

Total comprehensive income (loss) before noncontrolling interest	4,686	(7,972)	12,375	(5,114)
Comprehensive (income) loss attributable to noncontrolling interest	80	(196)	—	—

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$4,766	$(8,168)	$12,375	$(5,114)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Members’ Equity

(Unaudited, in thousands)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2012	$490,746	$1,794	$(81,689)	$(12,572)	$398,279
Sale of membership units to management	365	—	—	—	365
Repurchase of membership units	(203)	—	—	—	(203)
Member tax distributions	(17)	—	—	—	(17)
Adjustment of contingently redeemable noncontrolling interest to redemption value	—	—	(23,214)	—	(23,214)
Equity-based compensation	—	815	—	—	815
Comprehensive loss:
Net loss before noncontrolling interest	—	—	(3,747)	—	(3,747)
Other comprehensive loss before noncontrolling interest	—	—	—	(4,225)	(4,225)
Comprehensive income attributable to noncontrolling interest	—	—	(53)	(143)	(196)

Balance March 31, 2013	$490,891	$2,609	$(108,703)	$(16,940)	$367,857

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
CASH FLOWS FROM OPERATIONS
Net loss before noncontrolling interest	$(3,747)	$(4,798)
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	19,270	20,802
Debt issuance costs and original issue discount amortization	4,439	3,218
Provision for bad debt	1,725	306
Provision (benefit) for deferred income taxes	(1,107)	250
Equity-based compensation charges	815	1,232
(Gain) loss from sales of property, plant and equipment	(514)	582
Changes in assets and liabilities:
Accounts and notes receivable	(95,939)	(17,335)
Inventories	(84,502)	7,028
Other current assets	(11,770)	(2,031)
Accounts payable	49,114	39,744
Related party payables	(10,000)	—
Accrued expenses and other liabilities	(6,254)	566
Changes in other operating assets and liabilities, net	(2,525)	(953)

Net cash provided by/(used in) operating activities	(140,995)	48,611

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(10,581)	(12,575)
Proceeds from the disposal of property, plant and equipment	2,178	54
Acquisition of Beijing Plaschem’s operations	(57,908)	—

Net cash used in investing activities	(66,311)	(12,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership interest	365	650
Repurchases of member units	(203)	(25)
Member tax distributions	(17)	(9,828)
Payments on short-term obligation associated with the acquisition of Beijing Plaschem’s operations	(16,766)	—
Proceeds from short-term debt	29,665	—
Repayment of short-term debt	(601)	—
Proceeds from issuance of long-term debt, net of discount	482,574	158,300
Repayment of long-term debt	(378,628)	(170,484)
Payment of debt issuance costs	(4,823)	—

Net cash provided by/(used in) financing activities	111,566	(21,387)

Effect of exchange rate changes on cash and cash equivalents	(1,946)	(1,548)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,686)	13,155
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,335	44,989

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,649	$58,144

Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$3,536	$—

Short-term obligation associated with the acquisition of Beijing Plaschem’s operations	$25,981	$—

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

The Company connects a network of over 1,100 suppliers with a diverse base of more than 27,000 customers. The Company offers its customers products used in a broad cross section of industrial end markets, including construction, chemicals manufacturing, corrosion, oil and gas, household industrial ingredients (“HII”) and lubricants, performance coatings (including paints and adhesives), automotive and heavy transport, medical, marine and personal care. The Company distributes these products through a sophisticated supply chain utilizing over 180 owned, leased or third party warehouses, rail terminals and tank terminals with a fleet of over 1,000 vehicles, primarily in North America.

The Company currently employs approximately 2,300 employees globally.

2. Basis of Presentation, Change in Accounting Principle and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending September 30, 2013. Quarterly financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 30, 2012 in the Company’s Annual Report on Form 10-K as filed with the SEC on December 19, 2012.

The condensed consolidated financial statements data as of September 30, 2012 were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

The effect of the change in accounting was as follows:

Condensed Consolidated Statement of Operations

	As Computed under LIFO	Effect of Change	As Reported under Average Cost
Net income—three months ended March 31, 2012	$7,230	—	$7,230
Net income (loss)—six months ended March 31, 2012	$734	(5,532)	$(4,798)

Recent Accounting Pronouncements

During the first quarter of fiscal year 2013, the Company adopted amended accounting standards that change the presentation of comprehensive income. These standards increase the prominence of other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. The Company has presented OCI in two consecutive statements. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI; accordingly, the adoption had no impact on the Company’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires the Company to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income but only if the item reclassified is required to be reclassified to net income in its entirety in the same reporting period and to cross-reference to other disclosures for other reclassification items that are not required to be reclassified directly to net income (i.e. balance sheet reclassifications) in their entirety in the same reporting period. The new standard is effective for reporting periods beginning after December 15, 2012. The Company adopted the standard during the second quarter of fiscal year 2013. This standard impacts disclosures only, and therefore its adoption did not have an effect on the Company’s financial position or results of operations.

In February 2013, FASB issued ASU 2013-04, Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (“GAAP”). The ASU requires the Company to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The ASU also requires the Company to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies preexisting guidance regarding the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

In the future, anticipated to be during calendar year 2013, one of the shareholders of Beijing Plaschem is expected to make a RMB 25,000 (approximately $4,000 at March 31, 2013) equity investment in the Company.

Nexeo Plaschem’s Borrowings

During October 2012, the Company funded three intercompany loans to Nexeo Plaschem, all denominated in U.S. dollars, totaling $50,000. During October 2012, Nexeo Plaschem entered into a line of credit agreement to borrow up to RMB 200,000, or approximately $31,700, to fund its working capital requirements. During the current fiscal quarter, the agreement was amended to decrease the borrowing limit to RMB 150,000, or approximately $23,800. No other changes were made to the terms of the agreement. The amended line of credit is secured by a standby letter of credit covering 110% of the facility amount and bears interest at either the London interbank offered rate (“LIBOR”) plus 2.8% or 105% of the People’s Bank of China’s (“PBOC”) base rate. The weighted average interest rate was 5.60% at March 31, 2013. At March 31, 2013, the outstanding balance under this line of credit was approximately $19,779 and availability was approximately $4,021. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a line of credit agreement to borrow up to RMB 95,000, or approximately $15,200, which is used to fund its working capital requirements. During March 2013, the agreement was amended to increase the borrowing limit to RMB 140,000, or approximately $22,500. During April 2013, the agreement was further amended to increase the borrowing limit to RMB 190,000, or approximately $30,600. The line of credit agreement, as amended, is secured by a standby letter of credit covering 100% up to RMB 140,000, or approximately $22,500, and bears interest at the applicable PBOC rate, depending on the length of time for which a specific amount is borrowed. The weighted average interest rate was 5.74% at March 31, 2013. At March 31, 2013, the outstanding balance under this line of credit was approximately $9,305 and availability was approximately $4,845. Availability reflects the impact of amounts related to letters of credit and bankers’ acceptance letters issued to suppliers. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

Nexeo Plaschem’s Acquisition of Beijing Plaschem

On November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations, including inventory and existing supplier and customer relationships. The aggregate purchase price for Beijing Plaschem’s operations at the acquisition date follows:

Cash	$57,908
Inventory payable to sellers of Beijing Plaschem(1)	25,981

Purchase price	$83,889

(1)	Represents the value of inventory at acquisition date. The obligation is non-interest bearing, denominated in RMB and payable in periodic installments through May 1, 2013. The sellers of Beijing Plaschem’s operations are employed by, manage the daily operations of and are the noncontrolling interest holders of Nexeo Plaschem.

The acquisition of Beijing Plaschem’s operations was accounted for under the acquisition method which requires the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. The following table summarizes the Company’s estimated allocation of the purchase price to assets and liabilities at the acquisition date:

Purchase Price Allocation
Assets:
Inventory	$29,405
Property and equipment	110
Customer-related intangible	5,425
Other intangible assets	827
Goodwill	50,541

Total assets	$86,308

Liabilities:
Deferred tax liability – current	$856
Deferred tax liability – non-current	1,563

Total liabilities	$2,419

The entire purchase price allocation above is preliminary as the fair value assessment of the above assets and liabilities has not been finalized. While certain adjustments related to deferred taxes have been made during the current fiscal quarter to the above allocation (see below), the Company expects to finalize the purchase price allocation during the current fiscal year. Any changes in the estimated fair values may change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocation that are material to the Company’s consolidated financial results will be adjusted retroactively. There was no contingent consideration related to this acquisition.

Costs associated with this acquisition are included in transaction related costs in the condensed consolidated statement of operations and totaled $47 and $1,307 during the three and six months ended March 31, 2013, respectively. Additionally, the Company incurred costs of $3,000 during the fiscal year ended September 30, 2012 and $14,860 during the fiscal year ended September 30, 2011 in connection with this transaction.

During the current quarterly period, the Company adjusted the purchase price allocation above primarily to reflect the impact of certain tax benefits which are not expected to be realized in connection with the transaction. This adjustment increased goodwill by $2,419 from the initially estimated amount. Additionally, a minor adjustment was made to the estimated fair value of the inventory acquired which also decreased goodwill. These adjustments did not have a significant effect on the financial statements for any of the periods presented.

A summary and description of the above assets and liabilities as well as the methods used to determine the preliminary fair value of the assets acquired is as follows:

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

Other Intangible Assets

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

Deferred Tax Liabilities

The deferred tax liabilities are primarily attributable to the purchase price allocation to inventory and intangibles acquired which differs for financial reporting purposes than for tax reporting purposes and give rise to temporary differences. The deferred tax liabilities will reverse in future periods as the related intangible assets are amortized or inventory is sold.

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the acquisition of Beijing Plaschem’s operations as if it had occurred as of the beginning of the prior fiscal year, or October 1, 2011. The unaudited consolidated pro forma results reflect certain adjustments related to the acquisition, primarily the amortization associated with estimates for the acquired intangible assets and fair value adjustments for inventory.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the date indicated.

	Three and Six Months Ended		Three and Six Months Ended
	March 31, 2013		March 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and operating revenues	$1,139,495	$2,135,690	$1,083,521	$2,047,450
Operating income	$26,546	$30,420	$23,053	$25,851
Net income (loss) before noncontrolling interest	$12,173	$1,712	$9,140	$(556)
Net income (loss) attributable to Nexeo Solutions LLC and subsidiaries	$11,718	$(525)	$8,376	$(2,253)

The Company’s consolidated sales and operating revenues include $44,250 and $89,361 related to the operations of Nexeo Plaschem since the date of acquisition of November 1, 2012 for the three and six months ended March 31, 2013, respectively. Net income (loss) before noncontrolling interest includes $(268) and $133 related to the operations of Nexeo Plaschem for the three and six months ended March 31, 2013, respectively. Net income (loss) before noncontrolling interest includes $586 and $2,210 for the three and six months ended March 31, 2013, respectively, related to the amortization of the step-up adjustment for inventory, which is recorded in cost of sales and operating expenses.

Contingently Redeemable Noncontrolling Interest

The Company has the opportunity, and in certain situations, the obligation, to acquire the remaining 40% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps for cash up to approximately RMB 650,000 (approximately $104,600 at March 31, 2013), if certain conditions are met. The noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under People’s Republic of China (“PRC”) law for transfer of the joint venture interest up to approximately RMB 500,000 (approximately $80,400 at March 31, 2013). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of calendar year 2013. At March 31, 2013, none of the required conditions that could trigger the exercise of these rights and obligations have been met. The exercise of the unrestricted right to sell their entire remaining interest in the joint venture by the noncontrolling shareholders is outside of the control of the Company, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet.

The Nexeo Plaschem contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it becomes probable that the shareholders will exercise their unrestricted right to sell all or part of their remaining interest in the joint venture to the Company. Any adjustments to redemption value are recorded in retained earnings. The Company evaluates the probability of exercise based on the likelihood of completion of specific conditions precedent to exercise and the level of control the shareholders have over such achievement. The Company determined at March 31, 2013 that it is probable that certain rights will be exercised.

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the three and six months ended March 31, 2013:

	Three Months	Six Months
	Ended	Ended
	March 31, 2013	March 31, 2013
Beginning balance	$32,878	$10,152
Total comprehensive income (loss) attributable to noncontrolling interest	(80)	196
Redemption value adjustment	764	23,214

Ending balance	$33,562	$33,562

4. Related Party Transactions

At the closing of the acquisition of Ashland, Inc.’s global distribution business (the “Distribution Business”) on March 31, 2011, which is referred to as the “Ashland Distribution Acquisition,” the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, L.P., “TPG”) pursuant to which it will provide the Company with ongoing management, advisory and consulting services. Under the terms of the agreement, TPG receives a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3,000). The Company recorded a management fee of $1,022 and $1,772 during the three and six months ended March 31, 2013, respectively, and $750 and $1,500 during the three and six months ended March 31, 2012, respectively. These fees are recorded in selling, general and administrative expenses. Also during the three months ended December 31, 2012, the Company paid $10,000 to TPG for services provided related to the acquisition of Beijing Plaschem’s operations, which was included in transactions costs for the fiscal year ended September 30, 2011.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. The Company recorded consulting fees to TPG of $291 and $898 during the three and six months ended March 31, 2013, and $815 and $1,515 for the three and six months ended March 31, 2012, respectively. These fees are recorded in selling, general and administrative expenses.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were $31 and $63 for the three and six months ended March 31, 2013, respectively, and $63 and $125 for the three and six months ended March 31, 2012, respectively. These fees are recorded within selling, general and administrative expenses. The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions.

The Company’s sales to TPG related entities were $1,888 and $3,515 for the three and six months ended March 31, 2013, respectively, and $1,853 and $3,163 for the three and six months ended March 31, 2012, respectively. There were no purchases from TPG related entities for the three and six months ended March, 31, 2013 and 2012.

In connection with the acquisition of Beijing Plaschem’s operations on November 1, 2012 (see Note 3), the Company incurred a short-term obligation of $25,981, related to the acquired inventory, payable to the sellers of Beijing Plaschem’s operations. The sellers of Beijing Plaschem’s operations are employed by, manage the daily operations of and are the noncontrolling interest holders of Nexeo Plaschem. The unpaid balance on this obligation was $9,906 at March 31, 2013.

5. Cash and Cash Equivalents – Risks and Uncertainties

At March 31, 2013, the Company had $37,649 in cash and cash equivalents. Of this amount, $28,610 was held by foreign subsidiaries outside of the United States, denominated predominately in Canadian Dollars and RMB. At March 31, 2013 the Company had approximately $8,192 in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange (“SAFE”). Nonetheless, the Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

6. Inventories

Inventories at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013	September 30, 2012
Finished products	$421,677	$308,764
Supplies	2,148	2,047

Total	$423,825	$310,811

7. Property, Plant and Equipment

Property, plant and equipment at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013	September 30, 2012
Land	$40,556	$40,937
Plants and buildings	64,369	65,565
Machinery and equipment	94,648	96,026
Software and computer equipment	39,365	34,869
Construction in progress	14,125	5,599

Total	253,063	242,996
Less accumulated depreciation	(58,833)	(45,134)

Property, plant and equipment, net	$194,230	$197,862

Total depreciation expense on property, plant and equipment was $7,824 and $15,607 for the three and six months ended March 31, 2013, respectively, and $9,028 and $17,393 for the three and six months ended March 31, 2012, respectively.

8. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the six months ended March 31, 2013 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2012	$79,953	$60,999	$26,682	$167,634
Acquisition of Beijing Plaschem’s operations	12,636	37,905	—	50,541
Foreign currency translation	141	(816)	—	(675)

Balance at March 31, 2013	$92,730	$98,088	$26,682	$217,500

The purchase price allocation recorded during the current period for the acquisition of Beijing Plaschem’s operations (see Note 3) is preliminary as the fair value assessment has not been finalized. Any changes in the estimated fair values, not to exceed one year from the date of acquisition, may change the amount of the purchase price allocable to goodwill. During the three months ended March 31, 2013, the Company made an adjustment to the purchase price allocation for acquisition of Beijing Plaschem’s operations related to certain deferred tax liabilities. The adjustment resulted in an increase to goodwill of $2,419 (see Note 3).

Goodwill Impairment Test

Goodwill is tested for impairment annually at March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment, for the Company. At March 31, 2013, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired.

Other Intangibles

Definite-lived intangible assets at March 31, 2013 and September 30, 2012 consisted of the following:

		March 31, 2013			September 30, 2012
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5 – 14	$81,086	$(11,257)	$69,829	$75,600	$(8,100)	$67,500
Leasehold interest intangible	1 – 20	2,480	(1,343)	1,137	2,536	(1,293)	1,243
Non-competition agreement(2)	3	1,600	(1,067)	533	1,600	(800)	800
Other(3)	2	837	(175)	662	—	—	—

Total		$86,003	$(13,842)	$72,161	$79,736	$(10,193)	$69,543

(1)	Includes net amounts of $64,801 at March 31, 2013 associated with the Ashland Distribution Acquisition and $5,028 at March 31, 2013 associated with the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem (see Note 3).
(2)	In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-competition agreement.
(3)	Represents trademark and trade names associated with the acquisition of Beijing Plaschem’s operations by the China joint venture (see Note 3).

Amortization expense recognized on intangible assets was $1,892 and $3,663 for the three and six months ended March 31, 2013, respectively, and $1,713 and $3,409 for the three and six months ended March 31, 2012, respectively.

9. Other Non-Current Assets

Other non-current assets at March 31, 2013 and September 30, 2012 consisted of the following:

	March 31, 2013	September 30, 2012
Debt issuance cost, net	$28,603	$27,245
Other	3,853	2,871

Total	$32,456	$30,116

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding at March 31, 2013 and September 30, 2012 are summarized below:

	March 31, 2013	September 30, 2012
Short-term borrowings under line of credit agreements available to Nexeo Plaschem	$29,084	$—
Current portion of long-term debt and capital lease obligations	5,026	3,369

Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$34,110	$3,369

Long-term debt outstanding at March 31, 2013 and September 30, 2012 is summarized below:

	March 31, 2013	September 30, 2012
Asset based loan facility	$46,801	$112,375
Term loan facility	492,625	320,125
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	26	121

Total long-term debt	714,452	607,621
Less: unamortized debt discount(1)	(6,562)	(3,619)
Less: current portion of long-term debt and capital lease obligations	(5,026)	(3,369)

Non-current portion of long-term debt	$702,864	$600,633

(1)	At March 31, 2013, includes $3,204 of unamortized debt discount related to the Term Loan facility.

The weighted average rate of interest on borrowings under the ABL Facility was 4.50% and 2.93% at March 31, 2013 and September 30, 2012, respectively. The interest rate for the Term Loan Facility was 5.00% March 31, 2013 and September 30, 2012.

The Company’s accounts receivable and inventory in the U.S. and Canada are collateral under the ABL and Term Loan facilities.

Amended and Restated Term Loan Facility and Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement

On October 16, 2012, the Company entered into Amendment No. 1 to Credit Agreement (the “TLB Amendment”), which effectuated an amendment and restatement of the term loan credit agreement, dated as of March 9, 2011 (the “Original Term Loan Credit Agreement” and, as amended and restated, the “Amended and Restated Term Loan Credit Agreement”). The Amended and

Restated Term Loan Credit Agreement provides for, among other things, new Term B-2 Loans (as defined in the Amended and Restated Term Loan Credit Agreement) in an aggregate principal amount of $175,000, which was fully drawn on October 16, 2012, in addition to the existing Term B-1 Loans (as defined in the Amended and Restated Term Loan Credit Agreement), which were drawn in an aggregate principal amount of $325,000 on March 31, 2011. The Company received net proceeds from Term B-2 Loans of $171,500, net of discount of $3,500, which were used to repay approximately $100,000 aggregate principal amount of loans outstanding under the ABL Facility on October 16, 2012, to pay fees and expenses related to this amendment, and for general corporate purposes.

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

Furthermore, the Amended and Restated Term Loan Credit Agreement modified certain negative covenants under the Amended and Restated Term Loan Facility to give the Company and its subsidiaries more flexibility to, among other things, make acquisitions and other investments, and to incur certain additional indebtedness subject to meeting certain financial ratio incurrence tests.

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

Amendment No. 1 to ABL Facility

On October 16, 2012, the Company entered into Amendment No. 1 to Credit Agreement which amended the asset-based revolving credit agreement (the “ABL Credit Agreement” and, as amended, the “First Amended ABL Credit Agreement”), dated as of March 31, 2011. The First Amended ABL Credit Agreement, among other things, increased the aggregate principal amount permitted to be incurred under the Amended and Restated Term Loan Facility without restriction under the First Amended ABL Credit Agreement from $325,000 to $650,000 to permit the incurrence of the new $175,000 Term B-2 Loans and $150,000 of incremental term loans described above. Furthermore, the First Amended ABL Credit Agreement permits the incurrence of additional incremental indebtedness under the Amended and Restated Term Loan Facility in an aggregate principal not to exceed the amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0.

The First Amended ABL Credit Agreement was accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendment totaled approximately $270 and were recorded as debt issuance costs to be amortized as interest expense over the remaining term of the credit facility. No gain or loss on the modification was recognized.

Amendment No. 2 to ABL Facility

On May 8, 2013, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”), which amended the First Amended ABL Credit Agreement (as further amended by Amendment No. 2, the “Second Amended ABL Credit Agreement”), which provides for revolving credit financing, including a U.S. tranche of up to $500,000 (the “U.S. Tranche”) and a Canadian tranche (the “Canadian Tranche”) of up to Canadian dollar (“CDN”) $40,000 (the “Canadian Tranche” and, together with the U.S. Tranche, the “ABL Facility”). The maturity date of the ABL Facility was extended from (x) March 31, 2016 to be (y) the first to occur of (a) May 8, 2018 and (b) the date that is sixty days prior to the earliest stated maturity date of the Company’s senior secured term loan facility (or any replacement facility) in effect at any time, which currently means the ABL Facility matures on July 11, 2017.

Pursuant to Amendment No. 2, among other things, the U.S. letter of credit sub-facility was increased by $100,000 to permit up to $200,000 of letters of credit in the aggregate under the U.S. Tranche. Under the Amended ABL Credit Agreement, subject to certain conditions precedent and consent rights of the administrative agent with respect to the lenders providing such commitments or foreign facilities, (a) the Company continues to have the option to request that the ABL Facility be increased by an aggregate principal amount not to exceed $200,000 (less the U.S. dollar equivalent of any increase in CDN commitments) with respect to the U.S. Tranche and CDN $10,000 with respect to the Canadian Tranche (so long as the aggregate amount of ABL Facility commitments, excluding foreign facilities described in the following clause (b), do not exceed U.S. dollar equivalent $700,000), and (b) after giving effect to Amendment No. 2, may now also establish one or more foreign facilities under the Amended ABL Credit Agreement in an aggregate principal amount not to exceed U.S. dollar equivalent $60,000. Pursuant to Amendment No. 2, the calculation of the eligible inventory component of the U.S. and Canadian borrowing bases was changed from (x) the lesser of (a) 75% of the value of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory to be (y) 85% of the net orderly liquidation value of eligible inventory.

Under the Second Amended ABL Credit Agreement, borrowings under the ABL Facility bear interest, at the Company’s option, at either an alternative base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.50% and 1.00% pursuant to a grid based on average excess availability) or a London interbank offered rate or Canadian BA rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.50% and 2.00% pursuant to a grid based on average excess availability). In addition to paying interest on outstanding principal under the ABL Facility, the Company will be required to pay a commitment fee, in respect of the unutilized commitments under the ABL Facility, which commitment fee ranges from 0.250% to 0.500% per annum and will be determined based on average utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high).

As amended by Amendment No. 2, the ABL Facility requires that if the excess availability under the ABL Facility, as defined therein, is less than the greater of (a) the U.S. dollar equivalent of $35,000 and (b) 10.0% of the lesser of (i) the aggregate commitments under the ABL Facility and (y) the then applicable combined borrowing base under the ABL Facility, then the Company shall comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00. Furthermore, Amendment No. 2 modified certain exceptions to the negative covenants under the ABL Facility to give the Company more flexibility to, among other things, make acquisitions and other investments, to make dividends and other distributions to equity holders, to prepay certain indebtedness, to engage in certain receivables financing transactions, and to incur certain additional indebtedness.

The lenders and the agents (and each of their respective subsidiaries or affiliates) under the ABL Facility have in the past provided, and may in the future provide, investment banking, cash management, underwriting, lending, commercial banking, trust, leasing services, foreign exchange and other advisory services to, or engage in transactions with, the Company and its affiliates. These parties have received, and may in the future receive, customary compensation from the Company and its affiliates for such services.

11. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company in the U.S. are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions, as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. A version of the 401(k) plan is also available for qualifying employees of the Company in our foreign subsidiaries. The Company contributed a total of $3,097 and $6,102 to the defined contribution plan in the three and six months ended March 31, 2013, respectively, and $3,086 and $6,390 for the three and six months ended March 31, 2012, respectively. Of the above contributions to the plan, $2,119 and $4,139 in the three and six months ended March 31, 2013, respectively, and $2,024 and $4,210 for the three and six months ended March 31, 2012, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to Directors, certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions. Units issued under the Equity Plan are initially deemed to be unvested. Fifty percent of the Series B units will vest twenty percent annually over a five year period (“Time-Based Units”), and fifty percent of the Series B units will become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. The Company recognizes equity-based compensation cost related to the Time-Based Units as expense ratably on a straight-line basis over the requisite service period. Performance-Based Units are expensed over the requisite service period based on achievement of the performance criteria.

The following table summarizes Equity Plan activity during the six months ended March 31, 2013:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2012	26,855,455	$0.33
Granted	8,439,090	0.33
Forfeited	(860,000)	0.32

Outstanding at March 31, 2013	34,434,545	$0.33

During the three and six months ended March 31, 2013, 1,838,000 and 1,878,000 Series B units vested, respectively, which had a total fair value of approximately of $606 and $618, respectively.

In December 2012, the Board of Directors approved revisions to the pre-established EBITDA targets for certain future fiscal years primarily to account for the impact of the acquisition by the China joint venture (see Note 3). The Company accounted for the revisions as a modification of all the unvested Performance-Based Units outstanding as of the modification date. The modification did not change the Company’s expectations of whether the Performance-Based Units will ultimately vest and did not result in the recognition of compensation cost during the current period. The Company will recognize compensation cost for the unvested Performance-Based Units, based on the new fair value per unit as of the modification date, which remained at $0.33 per unit, at the time it deems the achievement of the performance criteria is probable. The fair value of the unvested Performance-Based Units at the modification date was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term between five and six years, 2) expected price volatility of 60.7%, 3) a risk-free interest rate of 0.65% and 4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

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

The Company recognized expense of $575 and $815 during the three and six months ended March 31, 2013, respectively and $754 and $1,232 during the three and six months ended March 31, 2012, respectively. There was no expense recognized during the three and six months ended March 31, 2013 related to Performance-Based Units. The expense recognized during the three and six months ended March 31, 2012 includes the expense related to the accelerated vesting described above. Expenses related to the restricted equity plan are recorded as a component of selling, general and administrative expenses.

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

Ashland has agreed to retain all known environmental remediation liabilities (the “Retained Specified Remediation Liabilities”) listed on the schedule to the purchase agreement and other environmental remediation liabilities arising prior to the closing date of March 31, 2011 for which Ashland receives written notice prior to the fifth anniversary of such closing date (the “Other Retained Remediation Liabilities”). In the event the Company were to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $175 and an aggregate claim deductible of $5,000. Ashland’s liability for Retained Specified Remediation Liabilities is not subject to any claim thresholds or deductibles. However, Ashland’s indemnification obligation for the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities is subject to an aggregate ceiling of $75,000. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant, related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty), are generally limited by an individual claim threshold of $175, an aggregate claim deductible of $18,600 and a ceiling of $93,000. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Specified Remediation Liabilities, the Other Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139,500, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

As a result, the Company does not currently have any environmental or remediation reserves for matters covered by the purchase agreement. However, if the Company were to incur expenses related to the Other Retained Remediation Liabilities, the Company would be responsible for the first $5,000 in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Specified Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to take an appropriate environmental or remediation reserve. The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent of required remediation efforts, the choice of remediation methodology, availability of insurance coverage and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

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

Other Contingencies

On October 29, 2012 Hurricane Sandy caused significant damage to certain of the Company’s facilities and disrupted business in the northeastern part of the U.S. For the six months ended March 31, 2013, the Company recorded approximately $900 in estimated losses in connection with this event, primarily associated with property damage (there were no material charges incurred during the three months ended March 31, 2013). This amount is included in operating expenses in the condensed consolidated statement of operations. The Company has not experienced a significant adverse effect on its operations due to the property damage nor has its commercial business with customers or suppliers experienced any interruptions or other ‘business continuity’ issues. The Company is in the final stages of assessing damages and insurance coverage and currently does not expect its losses to exceed the applicable deductible.

On November 16, 2012, a facility owned by the Company in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing the Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. The Company is utilizing other locations to service its Chemicals customers in the region. The Company maintains standard insurance against catastrophic losses, which are subject to a deductible. For the three and six months ended March 31, 2013, the Company recorded approximately $1,208 and $4,342, respectively, in estimated losses in connection with this event, primarily associated with property damage. These losses are included in operating expenses in the condensed consolidated statement of operations. These losses are net of certain insurance proceeds received to date of $592. The Company is still in the process of assessing damages and insurance coverage and believes it will be able to recover losses in excess of the applicable deductible.

Subsequent to the fire incident mentioned above, the Garland facility was inspected by representatives of the United States Environmental Protection Agency (“EPA”) who advised Garland facility personnel that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised the Company that it is currently evaluating an enforcement action against the Company and may seek payment of a fine and certain changes in facility operations, but the Company has not yet received official notice of any such proceeding. As a result, the Company is currently unable to estimate the ultimate dollar amount of any potential fines or penalties.

13. Income Taxes

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings made tax distributions of $17 during the three and six months ended March 31, 2013, and $9,824 and $9,828 during the three and six months ended March 31, 2012, respectively. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Income tax expense was $1,072 for the three months ended March 31, 2013 compared to $1,341 for the three months ended March 31, 2012. The current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances. The prior period tax expense primarily relates to an increase in our deferred tax asset valuation allowance during the period, which more than offset tax benefits from losses in our foreign jurisdictions and state income tax expense. The tax expense for the three months ended March 31, 2013 reflects an effective tax rate of 9%.

Income tax expense was $1,829 for the six months ended March 31, 2013 compared to $933 for the six months ended March 31, 2012. The current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances. The prior period tax expense primarily relates to an increase in our deferred tax asset valuation allowance during the period, which more than offset tax benefits from losses in our foreign jurisdictions and state income tax expense. The tax expense for the six months ended March 31, 2013 reflects an effective tax rate of (95)%.

For the period ended March 31, 2013 and 2012, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method. Due to the on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections by legal entity of the proportion of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

At March 31, 2013 and September 30, 2012, a valuation allowance of $3,017 and $2,875, respectively, was recorded related to certain deferred tax assets, which are primarily associated with foreign net operating losses. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at March 31, 2013, management believes it is more likely than not that a significant portion of its deferred tax assets will not be realized.

Uncertain Tax Positions

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Holdings to recognize in the financial statements each tax position that meets the more likely than not criteria, measured as the amount of benefit that has a greater than 50% likelihood of being realized. Differences between the amount of tax benefits taken or expected to be taken in the income tax returns and the amount of tax benefits recognized in the financial statements, represent the Company’s unrecognized income tax benefits, which are recorded as a liability. The Company does not have any significant uncertain tax positions.

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

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem. Accordingly, the consolidated results of operations for the three and six months ended March 31, 2013 include the results of the acquired operations since that date. Nexeo Plaschem operates in three of the four lines of business mentioned above. For the six months ended March 31, 2013, approximately 36%, 55% and 9% of Nexeo Plaschem’s total sales and operating revenues were related to the Chemicals, Plastics and Composites lines of business, respectively.

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

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload (or small package) quantities, primarily in North America and Asia. The line of business serves a broad cross section of industrial segments, with a focus on certain end markets to include performance coatings (paints, inks, and adhesives), chemicals manufacturing, oil and gas, household industrial ingredients, lubricants, and personal care.

Plastics. The Plastics line of business is a leading distributor of plastics in North America, EMEA and Asia, supplying a very broad product line of prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. Plastics are sold in more than 70 countries worldwide. The line of business serves a broad cross section of industrial segments, with a focus on certain end markets to include the medical and automotive industries. The line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities.

Other. The Composites line of business serves a broad cross section of industrial segments, with a focus on certain end markets to include cast polymer, corrosion, marine, building and construction, and other specialty reinforcement industries through distribution facilities located throughout North America. The line of business primarily supplies mixed truckload and less-than-truckload quantities of polyester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to its customers in North America. The line of business also supplies certain resin products to customers in Asia. The Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services. These environmental services are offered through a North American network of distribution centers, including several transfer facilities that have been fully permitted by the United States Environmental Protection Agency.

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

Summarized financial information relating to the Company’s segments is as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2013		March 31, 2012
SALES AND OPERATING REVENUES
Chemicals	$518,698	$950,115	$490,245	$922,986
Plastics	510,846	941,192	443,187	828,336
Other	109,951	219,957	113,867	217,065

Total sales and operating revenues	$1,139,495	$2,111,264	$1,047,299	$1,968,387

GROSS PROFIT
Chemicals	$45,708	$78,667	$43,867	$78,866
Plastics	45,984	81,516	41,807	68,084
Other	12,846	26,408	14,367	26,291

Total gross profit	104,538	186,591	100,041	173,241
Selling, general & administrative	78,853	156,317	78,383	151,294
Transaction related costs	289	5,513	2,149	4,100

TOTAL OPERATING INCOME	25,396	24,761	19,509	17,847
Other income	641	1,238	549	924
Interest income (expense):
Interest income	136	242	73	183
Interest expense	(14,333)	(28,159)	(11,560)	(22,819)

INCOME (LOSS) BEFORE INCOME TAX	11,840	(1,918)	8,571	(3,865)
Income tax expense	1,072	1,829	1,341	933

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	10,768	(3,747)	7,230	(4,798)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	107	(53)	—	—

NET INCOME (LOSS) ATTIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$10,875	$(3,800)	$7,230	$(4,798)

	March 31, 2013	September 30, 2012
IDENTIFIABLE ASSETS
Chemicals	$542,410	$446,647
Plastics	622,404	475,607
Other	108,419	107,988

Total identifiable assets by segment	1,273,233	1,030,242
Unallocated assets	379,493	452,283

Total assets	$1,652,726	$1,482,525

	March 31, 2013	September 30, 2012
GOODWILL BY SEGMENT(1)
Chemicals	$92,730	$79,953
Plastics	98,088	60,999
Other	26,682	26,682

Total Goodwill	$217,500	$167,634

(1)	The purchase price allocation recorded during the period for the acquisition of Beijing Plaschem’s operations (see Note 3) is preliminary as the fair value assessment has not been finalized. Any changes in the estimated fair values may change the amount of the purchase price allocable to goodwill and to each segment.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
North America	$934,604	$1,726,406	$900,310	$1,690,007
EMEA	158,790	292,006	145,410	275,253
Asia	46,101	92,852	1,579	3,127

Total	$1,139,495	$2,111,264	$1,047,299	$1,968,387

15. Derivatives

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275,000 to help manage the Company’s exposure to interest rate risk related to its variable rate Term Loan Facility. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

During the three and six months ended March 31, 2013, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $189 and $380, respectively, which were recorded in interest expense. During the three and six months ended March 31, 2012, the Company reclassified into and recognized in income a realized loss on the interest rate swaps of $171. During the three and six months ended March 31, 2013, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of $193 and $360, respectively, which were recorded in other comprehensive income. During the three and six months ended March 31, 2012, the Company recorded an unrealized loss on the interest rate swaps (net of reclassifications into income) of $642. At March 31, 2013, approximately $739 in unrealized losses are expected to be realized within the next twelve months.

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

The Company’s financial instruments recorded at fair value on a recurring basis related solely to its interest rate swaps. The Company recorded $696 in “accrued expenses and other liabilities” and $844 in “other non-current liabilities” on the consolidated balance sheet at March 31, 2013 related to these instruments. The Company recorded $696 in “accrued expenses and other liabilities” and $1,195 in “other non-current liabilities” on the consolidated balance sheet at September 30, 2012 related to these instruments.

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

The estimated fair value of the long-term senior subordinated notes was approximately $171,846 at March 31, 2013 and $174,431 at September 30, 2012, including accrued interest of $1,221 and $1,181, respectively. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs.

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S-X issued by the Securities and Exchange Commission. The condensed consolidating financial statements reflect the Company’s financial position at March 31, 2013 and September 30, 2012; the results of operations and items of comprehensive loss for the three and six months ended March 31, 2013 and 2012, and cash flows for the six months ended March 31, 2013 and 2012.

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

Condensed Consolidating Balance Sheets at March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$444	$—	$8,595	$28,610	$—	$37,649
Accounts and notes receivable, net	—	—	451,581	197,308	—	648,889
Inventories	—	—	295,736	128,089	—	423,825
Intercompany advances	2,643	—	—	—	(2,643)	—
Other current assets	—	—	8,956	17,060	—	26,016

Total current assets	3,087	—	764,868	371,067	(2,643)	1,136,379
Property, plant and equipment, net	—	—	178,859	15,371	—	194,230
Goodwill and other intangibles, net	—	—	179,102	110,559	—	289,661
Other non-current assets	—	—	31,972	484	—	32,456
Intercompany advances	—	—	148,317	—	(148,317)	—
Investment in subsidiaries	364,771	—	123,739	—	(488,510)	—

Total assets	$367,858	$—	$1,426,857	$497,481	$(639,470)	$1,652,726

Liabilities & Members’ Equity
Current Liabilities
Short term debt, current portion of long-term debt and capital lease obligations, net	$—	$—	$5,026	$29,084	$—	$34,110
Short-term obligation associated with the acquisition of Beijing Plaschem’s operations	—	—	—	9,906	—	9,906
Intercompany advances	—	—	2,643	—	(2,643)	—
Accounts payable, accrued expenses and other liabilities	1	—	357,038	136,811	—	493,850

Total current liabilities	1	—	364,707	175,801	(2,643)	537,866
Long-term debt	—	—	691,063	11,801	—	702,864
Other non-current liabilities	—	—	6,316	4,261	—	10,577
Intercompany advances	—	—	—	148,317	(148,317)	—

Total liabilities	1	—	1,062,086	340,180	(150,960)	1,251,307

Redeemable noncontrolling interest	—	—	—	33,562	—	33,562

Members’ Equity
Member interests	493,500	—	490,495	157,112	(647,607)	493,500
Accumulated deficit	(108,703)	—	(108,618)	(9,229)	117,847	(108,703)
Accumulated other comprehensive loss	(16,940)	—	(17,106)	(24,144)	41,250	(16,940)

Total members’ equity	367,857	—	364,771	123,739	(488,510)	367,857

Total liabilities and members’ equity	$367,858	$—	$1,426,857	$497,481	$(639,470)	$1,652,726

Condensed Consolidating Balance Sheets at September 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$158	$—	$15,058	$120,119	$—	$135,335
Accounts and notes receivable, net	—	—	402,865	154,306	—	557,171
Inventories	—	—	250,657	60,154	—	310,811
Intercompany advances	1,836	—	2,826	—	(4,662)	—
Other current assets	—	—	10,625	3,428	—	14,053

Total current assets	1,994	—	682,031	338,007	(4,662)	1,017,370
Property, plant and equipment, net	—	—	180,665	17,197	—	197,862
Goodwill and other intangibles, net	—	—	182,103	55,074	—	237,177
Other non-current assets	—	—	29,693	423	—	30,116
Intercompany advances	—	—	125,224	—	(125,224)	—
Investment in subsidiaries	396,321	—	143,811	—	(540,132)	—

Total assets	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525

Liabilities & Members’ Equity
Current Liabilities
Current portion of long-term debt and capital lease obligations, net	$—	$—	$3,369	$—	$—	$3,369
Intercompany advances	35	—	1,836	2,791	(4,662)	—
Accounts payable and accrued expenses	1	—	354,085	103,559	—	457,645

Total current liabilities	36	—	359,290	106,350	(4,662)	461,014
Long-term debt	—	—	578,257	22,376	—	600,633
Other non-current liabilities	—	—	9,659	2,788	—	12,447
Intercompany advances	—	—	—	125,224	(125,224)	—

Total liabilities	36	—	947,206	256,738	(129,886)	1,074,094

Redeemable noncontrolling interest	—	—	—	10,152	—	10,152

Members’ Equity
Member interests	492,540	—	490,495	156,763	(647,258)	492,540
Retained earnings (accumulated deficit)	(81,689)	—	(81,663)	7,648	74,015	(81,689)
Accumulated other comprehensive loss	(12,572)	—	(12,511)	(20,600)	33,111	(12,572)

Total members’ equity	398,279	—	396,321	143,811	(540,132)	398,279

Total liabilities and members’ equity	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$851,349	$288,146	$—	$1,139,495
Cost of sales and operating expenses	—	—	767,758	267,199	—	1,034,957

Gross profit	—	—	83,591	20,947	—	104,538
Selling, general and administrative expenses and transaction costs	3	—	63,881	15,258	—	79,142

Operating income (loss)	(3)	—	19,710	5,689	—	25,396
Other income (expense):
Interest expense, net	—	—	(13,308)	(889)	—	(14,197)
Equity in earnings (losses) of subsidiaries before noncontrolling interest	10,771	—	4,042	—	(14,813)	—
Other income	—	—	456	185	—	641

Income before income taxes	10,768	—	10,900	4,985	(14,813)	11,840
Income tax expense	—	—	129	943	—	1,072

Net income before noncontrolling interest	10,768	—	10,771	4,042	(14,813)	10,768
Net loss attributable to noncontrolling interest	107	—	—	107	(107)	107

Net income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$10,875	$—	$10,771	$4,149	$(14,920)	$10,875

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income before noncontrolling interest	$10,768	$—	$10,771	$4,042	$(14,813)	$10,768

Unrealized foreign currency translation gain (loss)	(6,275)	—	(6,324)	(8,405)	14,729	(6,275)
Unrealized gain on interest rate hedges	193	—	193	—	(193)	193

Other comprehensive loss before noncontrolling interest	(6,082)	—	(6,131)	(8,405)	14,536	(6,082)

Total comprehensive income (loss) before noncontrolling interest	4,686	—	4,640	(4,363)	(277)	4,686
Comprehensive loss attributable to noncontrolling interest	80	—	—	80	(80)	80

Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$4,766	$—	$4,640	$(4,283)	$(357)	$4,766

Condensed Consolidating Statements of Operations

For the Six Months Ended March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$1,567,189	$544,075	$—	$2,111,264
Cost of sales and operating expenses	—	—	1,418,774	505,899	—	1,924,673

Gross profit	—	—	148,415	38,176	—	186,591
Selling, general and administrative expenses and transaction costs	7	—	132,308	29,515	—	161,830

Operating income (loss)	(7)	—	16,107	8,661	—	24,761
Other income (expense):
Interest expense, net	—	—	(26,644)	(1,273)	—	(27,917)
Equity in earnings (losses) of subsidiaries before noncontrolling interest	(3,740)	—	6,339	—	(2,599)	—
Other income	—	—	643	595	—	1,238

Income (loss) before income taxes	(3,747)	—	(3,555)	7,983	(2,599)	(1,918)
Income tax expense	—	—	185	1,644	—	1,829

Net income (loss) before noncontrolling interest	(3,747)	—	(3,740)	6,339	(2,599)	(3,747)
Net (income) attributable to noncontrolling interest	(53)	—	—	(53)	53	(53)

Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(3,800)	$—	$(3,740)	$6,286	$(2,546)	$(3,800)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) before noncontrolling interest	$(3,747)	$—	$(3,740)	$6,339	$(2,599)	$(3,747)

Unrealized foreign currency translation loss	(4,585)	—	(4,955)	(3,348)	8,303	(4,585)
Unrealized gain on interest rate hedges	360	—	360	—	(360)	360

Other comprehensive loss before noncontrolling interest	(4,225)	—	(4,595)	(3,348)	7,943	(4,225)

Total comprehensive income (loss) before noncontrolling interest	(7,972)	—	(8,335)	2,991	5,344	(7,972)
Comprehensive (income) attributable to noncontrolling interest	(196)	—	—	(196)	196	(196)

Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(8,168)	$—	$(8,335)	$2,795	$5,540	$(8,168)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$824,532	$222,767	$—	$1,047,299
Cost of sales and operating expenses	—	—	741,899	205,359	—	947,258

Gross profit	—	—	82,633	17,408	—	100,041
Selling, general and administrative expenses and transaction costs	13	—	57,229	23,290	—	80,532

Operating income (loss)	(13)	—	25,404	(5,882)	—	19,509
Other income (expense):
Interest expense, net	—	—	(11,280)	(207)	—	(11,487)
Equity in earnings (losses) of subsidiaries before noncontrolling interest	7,243	—	(8,911)	—	1,668	—
Other income (loss)	—	—	2,030	(1,481)	—	549

Income (loss) before income taxes	7,230	—	7,243	(7,570)	1,668	8,571
Income tax expense	—	—	—	1,341	—	1,341

Net income (loss) before noncontrolling interest	7,230	—	7,243	(8,911)	1,668	7,230
Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$7,230	$—	$7,243	$(8,911)	$1,668	$7,230

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) before noncontrolling interest	$7,230	$—	$7,243	$(8,911)	$1,668	$7,230

Unrealized foreign currency translation gain (loss)	5,787	—	5,787	8,176	(13,963)	5,787
Unrealized gain on interest rate hedges	(642)	—	(642)	—	642	(642)

Other comprehensive income (loss) before noncontrolling interest	5,145	—	5,145	8,176	(13,321)	5,145

Total comprehensive loss before noncontrolling interest	12,375	—	12,388	(735)	(11,653)	12,375
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—

Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$12,375	$—	$12,388	$(735)	$(11,653)	$12,375

Condensed Consolidating Statements of Operations for the Six Months Ended

March 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$1,541,881	$426,506	$—	$1,968,387
Cost of sales and operating expenses	—	—	1,399,040	396,106	—	1,795,146

Gross profit	—	—	142,841	30,400	—	173,241
Selling, general and administrative expenses and transaction costs	14	—	120,230	35,150	—	155,394

Operating income (loss)	(14)	—	22,611	(4,750)	—	17,847
Other income (expense):
Interest expense, net	—	—	(22,095)	(541)	—	(22,636)
Equity in earnings (losses) of subsidiaries before noncontrolling interest	(4,784)	—	(8,695)	—	13,479	—
Other income	—	—	3,516	(2,592)	—	924

Loss before income taxes	(4,798)	—	(4,663)	(7,883)	13,479	(3,865)
Income tax expense	—	—	121	812	—	933

Net loss before noncontrolling interest	(4,798)	—	(4,784)	(8,695)	13,479	(4,798)
Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net loss attributable to Nexeo Solutions Holdings, LLC	$(4,798)	$—	$(4,784)	$(8,695)	$13,479	$(4,798)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six Months Ended

March 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss before noncontrolling interest	$(4,798)	$—	$(4,784)	$(8,695)	$13,479	$(4,798)

Unrealized foreign currency translation gain (loss)	326	—	326	(3,521)	3,195	326
Unrealized loss on interest rate hedges	(642)	—	(642)	—	642	(642)

Other comprehensive loss before noncontrolling interest	(316)	—	(316)	(3,521)	3,837	(316)

Total comprehensive loss before noncontrolling interest	(5,114)	—	(5,100)	(12,216)	17,316	(5,114)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—

Total comprehensive loss attributable to Nexeo Solutions, LLC and subsidiaries	$(5,114)	$—	$(5,100)	$(12,216)	$17,316	$(5,114)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended

March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$141	$—	$(83,197)	$(57,939)	$—	$(140,995)

Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(9,819)	(762)	—	(10,581)
Proceeds from disposal of property, plant and equipment	—	—	419	1,759	—	2,178
Investment in subsidiary	—	—	(3,000)	—	3,000	—
Acquisition of Beijing Plaschem’s operations	—	—	—	(57,908)	—	(57,908)

Net cash used in investing activities	—	—	(12,400)	(56,911)	3,000	(66,311)
Cash Flows From Financing Activities
Proceeds from sale of membership interest	365	—	—	—	—	365
Repurchases of member units	(203)	—	—	—	—	(203)
Member tax distributions	(17)	—	—	—	—	(17)
Proceeds from short-term debt	—	—	—	29,665	—	29,665
Repayments of short-term debt	—	—	—	(601)	—	(601)
Investment from parent	—	—	—	3,000	(3,000)	—
Transfers to/from affiliates	—	—	(19,968)	19,968	—	—
Payments on short-term obligation associated with the acquisition of Beijing Plaschem’s operations	—	—	—	(16,766)	—	(16,766)
Proceeds from the issuance of long-term debt, net of discount	—	—	397,830	84,744	—	482,574
Repayment of long-term debt	—	—	(283,925)	(94,703)	—	(378,628)
Payment of debt issuance costs	—	—	(4,803)	(20)	—	(4,823)

Net cash provided by financing activities	145	—	89,134	25,287	(3,000)	111,566
Effect of exchange rate changes on cash	—	—	—	(1,946)	—	(1,946)

Increase (Decrease) in Cash	286	—	(6,463)	(91,509)	—	(97,686)
Beginning Cash Balance	158	—	15,058	120,119	—	135,335

Ending Cash Balance	$444	$—	$8,595	$28,610	$—	$37,649

Condensed Consolidating Statements of Cash Flows for the Six Months Ended

March 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by operations	$10,168	$—	$22,717	$16,758	$(1,032)	$48,611

Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(12,014)	(561)	—	(12,575)
Proceeds from disposal of property, plant and equipment	—	—	54	—	—	54

Net cash used in investing activities	—	—	(11,960)	(561)		(12,521)

Cash Flows From Financing Activities
Proceeds from sale of membership interest	650	—	—	—	—	650
Repurchases of member units	(25)	—	—	—	—	(25)
Member tax distributions	(9,828)	—	—	—	—	(9,828)
Proceeds from the issuance of long-term debt, net of discount	—	—	150,836	7,464	—	158,300
Repayment of long-term debt and capital lease payments	—	—	(158,484)	(12,000)	—	(170,484)

Net cash used in financing activities	(9,203)	—	(7,648)	(4,536)	—	(21,387)

Effect of exchange rate changes on cash	(316)	—	(868)	(1,396)	1,032	(1,548)

Increase in Cash	649	—	2,241	10,265	—	13,155
Beginning Cash Balance	1	—	7,972	37,016	—	44,989

Ending Cash Balance	$650	$—	$10,213	$47,281	$—	$58,144

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

Overview

We are a distributor of chemicals and composite raw materials in North America and Asia, and plastics in North America, EMEA and Asia. We also provide environmental services, including hazardous and nonhazardous waste collection, recovery, recycling and disposal in North America.

We distribute products into over 70 countries for over 1,100 suppliers to more than 27,000 customers. Our products are used in a broad cross section of industrial end markets, including construction, chemicals manufacturing, corrosion, oil and gas, household industrial ingredients (HII) and lubricants, performance coatings (including paints and adhesives), automotive and heavy transport, medical, marine and personal care. We distribute these products through a sophisticated supply chain utilizing over 180 owned, leased or third party warehouses, rail terminals and tank terminals with a fleet of over 1,000 vehicles primarily in North America. We currently employ approximately 2,300 employees globally.

We were formed on November 4, 2010 to acquire the Distribution Business from Ashland. During the period in which we built our internal capabilities, we were reliant on Ashland to provide administrative functions under a transition services agreement (“TSA”). We exited nearly all of the TSA agreements prior to the end of the fourth quarter of fiscal year 2012 and only a few minor exceptions remain as Ashland still provides some back office support in locations outside the United States as well as office space in some locations. We have through March 2014 to exit the remaining TSAs with Ashland. We paid Ashland approximately $0.2 million and $0.6 million for transition services for the three and six months ended March 31, 2013, respectively. We paid Ashland approximately $8.0 million and $16.3 million for transition services for the three and six months ended March 31, 2012, respectively.

Operational and Financial Highlights

Important recent events and accomplishments include the following:

•	Effective May 8, 2013 and October 16, 2012, we amended certain provisions of the ABL Facility, including securing a reduction of certain interest rates and fees and the ability to enter into a new foreign revolver facility up to $60.0 million. The amendments also provide additional covenant flexibility. See Note 10 to our condensed consolidated financial statements.

•	Effective October 16, 2012 and November 29, 2012, we amended certain provisions of the Term Loan Facility. Concurrently with the October 16, 2012 amendment, we borrowed an additional $175 million from the Term Loan Facility. See Note 10 to our condensed consolidated financial statements.

•	On November 1, 2012, our joint venture in China acquired the operations of Beijing Plaschem.

China Joint Venture

In September 2012, we formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem. We own 60% of the joint venture, hold 75% of the seats of Nexeo Plaschem’s board and exercise control over the entity. We consolidate the operations of the joint venture and reflect the 40% we do not own as a contingently redeemable noncontrolling interest (see discussion below). During October 2012, we funded three intercompany loans to the joint venture, all denominated in U.S. dollars, totaling $50.0 million. During October and November 2012, Nexeo Plaschem entered into two local short-term credit line agreements with a total available credit of RMB 295.0 million (approximately $46.9 million). During the second quarter of fiscal year 2013 and through April 30, 2013, the total available credit under these agreements was amended resulting in total available credit of RMB 340.0 million (approximately $54.4 million) as Nexeo Plaschem sought to increase its financial flexibility.

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364 million (approximately $57.9 million) paid at closing and a payable for the value of inventory transferred of approximately RMB 163.3 million (approximately $26.0 million). The inventory payable is due in installments through the third fiscal quarter of 2013. While the fair value of the assets acquired has not been finalized, the preliminary purchase price allocation includes inventory, purchased intangible assets with finite lives, certain deferred tax liabilities and goodwill.

We have the opportunity, and in certain situations, the obligation, to acquire the remaining 40% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps for cash up to RMB 650 million (approximately $104.6 million at March 31, 2013), if certain conditions are met. The noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to us after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to RMB 500 million (approximately $80.4 million at March 31, 2013). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of calendar year 2013. At March 31, 2013, none of the required conditions that could trigger the exercise of these rights and obligations have been met. The noncontrolling shareholders’ exercise of the unrestricted right to sell their entire remaining interest in the joint venture is outside of our control, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet. The Nexeo Plaschem contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it becomes probable that the shareholders will exercise their unrestricted right to sell all or part of their remaining interest in the joint venture to us.

The Company plans to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional debt. In the future, anticipated to be during calendar year 2013, one of the shareholders of Beijing Plaschem is expected to make a RMB 25.0 million (approximately $4.0 million at March 31, 2013) equity investment in the Company.

See Note 3 to our condensed consolidated financial statements.

Other Developments

On November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing our Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. We continue to utilize other locations to service our Chemicals customers in the region, and we have not experienced a significant impact to our commercial operations as a result of the fire. We maintain standard insurance against catastrophic losses, which are subject to a deductible. For the three and six months ended March 31, 2013, we have recorded approximately $1.2 million and $4.3 million, respectively, in estimated losses, primarily associated with property damage. These losses are included in operating expenses in our condensed consolidated statement of operations. These losses are net of insurance proceeds received to date of $0.6 million. We are continuing the process of assessing damages and insurance coverage and we believe we will be able to recover all losses in excess of the applicable deductible.

Subsequent to the fire, the Garland facility was inspected by representatives of the EPA who advised Garland facility personnel that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised us that it is currently evaluating an enforcement action against us that could seek payment of a fine and certain changes in facility operations, but we have not yet received official notice of any such proceeding. As a result, we are unable to estimate the ultimate dollar amount of any potential fines or penalties.

On October 29, 2012 Hurricane Sandy caused significant damage to certain of our facilities and disrupted business in the northeastern part of the U.S. For the six months ended March 31, 2013, we have recorded approximately $0.9 million, in estimated losses in connection with this event, primarily associated with property damage (there were no material charges incurred during the three months ended March 31, 2013). This amount is included in operating expenses in our condensed consolidated statement of operations. We have not experienced a significant adverse effect on our operations due to our property damage nor has our commercial business with customers or suppliers experienced any interruptions or other ‘business continuity’ issues. We are in the final stages of assessing damages and insurance coverage and we currently do not expect our losses to exceed the applicable deductible.

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

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem. Accordingly, the consolidated results of operations for the three and six months ended March 31, 2013 include the results of the acquired operations since that date as well as certain effects of the acquisition, as described further below. Nexeo Plaschem operates in three of our four lines of business. For the six months ended March 31, 2013, approximately 36%, 55% and 9% of Nexeo Plaschem’s total sales and operating revenues were related to the Chemicals, Plastics and Composites lines of business, respectively.

Outlook

Given that Nexeo distributes thousands of products across a diverse set of industries and end markets, our business is subject to broad, global and / or regional macroeconomic trends that affect growth in gross domestic product (“GDP”) in the various economies in which we operate. In addition, our business is affected by trends in global and / or regional market prices of primary raw materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. The market prices of downstream derivatives of crude oil and natural gas are in turn affected by the production choices our suppliers make and the relative capacity they choose to make available for production of the various products. In inflationary environments, our average selling prices typically rise as producers raise their market prices. In such an environment, our customers maximize the amount of inventory they carry in anticipation of higher prices. This has a favorable impact on our volumes and gross profits due to the lag between rising prices and cost of goods. The reverse is true in deflationary price environments. When deflationary forces drive market prices of products down, we must quickly adjust our inventory buying patterns to respond to the declining prices and replace inventories at lower costs.

In the first, third and fourth fiscal quarters of 2012, we experienced a deflationary pricing environment in both our Chemicals and Plastics lines of business; however, pricing in both lines of business stabilized and generally began to slowly increase near the end of the fourth fiscal quarter, entering the first half of fiscal year 2013. Near the end of the quarter ending March 31, 2013, prices generally began to decline in our Plastics business which is a seasonal trend we have experienced during the last two fiscal years.

As we enter the second half of our fiscal year ending September 30, 2013, we continue to expect the economic recovery to be slow and inconsistent in the near term as economic indicators present conflicting signals regarding the direction of the global economy. The growth rate in emerging global regions is expected to moderate somewhat, but still easily outpace the developed regions. We anticipate that the North American recovery will continue but will occur over a much longer time period than we originally thought, with higher industrial activity and higher levels of employment occurring very slowly. In addition, a European recovery in 2013 is becoming less likely as export growth moderates and further impacts are realized from austerity measures. Demand in most European economies is also not expected to follow a consistent pattern as responses to the changing political environment cause additional uncertainty. It should be noted that actual economic activity could be vastly different than our expectations, particularly given the continued uncertainties in the Eurozone and the fragile state of the US economic recovery.

We remain focused on the initiatives we launched in the two previous fiscal years to enhance growth and profitability, including:

•	leveraging our centralized business model by more closely integrating our customer service functions with our distribution network to significantly enhance customer service;

•	improving our pricing methodologies to reflect market conditions and optimize margins;

•	enhancing the processes and tools used by our sales force to increase productivity and provide them with a much greater opportunity to enjoy the success of our incentive programs;

•	expanding our footprint globally and focusing on end markets we believe will grow faster than the overall market; and

•	attracting and retaining the talent we need to create new capabilities within our company.

Results of Operations

Three Month Period Ended March 31, 2013 Compared with Three Month Period Ended March 31, 2012

	Three Months Ended		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Three Month Period Ended
(Dollars in millions)	March 31, 2013	March 31, 2012	$ Change	% Change	March 31, 2013	March 31, 2012
Sales and operating revenues	$1,139.5	$1,047.3	$92.2	8.8%	100%	100%
Cost of sales and operating expenses	1,035.0	947.3	(87.7)	(9.3)	90.8	90.5

Gross profit	104.5	100.0	4.5	4.5	9.2	9.5
Selling, general and administrative expenses	78.8	78.4	(0.4)	(0.5)	7.0	7.5
Transaction related costs	0.3	2.1	1.8	85.7	n/m	0.1

Operating income	25.4	19.5	5.9	30.3	2.2	1.9
Other income	0.6	0.5	0.1	20.0	n/m	n/m
Net interest expense	(14.2)	(11.5)	(2.7)	(23.5)	(1.2)	(1.1)

Income before income taxes	11.8	8.5	3.3	38.8	1.0	0.8
Income tax expense	1.0	1.3	0.3	23.1	0.1	0.1

Net income before noncontrolling interest	$10.8	$7.2	$3.6	50.0%	0.9%	0.7%

*	n/m—not meaningful

Sales and operating revenues and gross profit

For the three months ended March 31, 2013, sales and operating revenues were $1,139.5 million compared to $1,047.3 million for the three months ended March 31, 2012, an increase of $92.2 million, or 8.8%. This increase was attributable to the addition of Nexeo Plaschem’s operations, which contributed $44.3 million, as well as an increase in sales volume when compared to equivalent operations in the prior period driven by our Plastics line of business and, to a lesser extent, our Chemicals line of business. The increase was partially offset by lower sales volume in our Composites line of business when compared to equivalent operations in the prior period. Overall, average selling prices increased 1.4% when compared to the equivalent operations in the prior period, primarily driven by higher selling prices in our Chemicals line of business.

Cost of sales and operating expenses for the three months ended March 31, 2013 were $1,035.0 million compared to $947.3 million for the three months ended March 31, 2012, an increase of $87.7 million, or 9.3%, primarily as a result of the addition of Nexeo Plaschem’s operations and an increase in volume as mentioned above. Costs of sales and operating expenses include the effect of the inventory step-up amortization of $0.6 million resulting from the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem as well as charges incurred in connection with Hurricane Sandy and the fire at our Garland facility totaling $1.2 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $78.8 million compared to $78.4 million for the three months ended March 31, 2012, an increase of $0.4 million, or 0.5%. Results for the three months ended March 31, 2013 include $2.1 million related to Nexeo Plaschem’s operations. Excluding Nexeo Plaschem’s operations, comparable payroll and benefit expenses increased by $3.7 million as we have made significant investments in personnel to enhance our commercial capabilities and to exit the TSA. Our investments in personnel allowed us to decrease our use of contract staff and services under the TSA. Contract staffing and consulting expenses decreased $1.5 million and TSA expenses decreased $7.1 million as compared to the comparable period in 2012.

Comparable selling, general and administrative expenses (excluding Nexeo Plaschem’s operations) were adversely affected by a $1.2 million increase in foreign currency exchange losses primarily driven by foreign currency exchange fluctuations between the euro and British pound and a $1.9 million increase in estimated credit losses primarily driven by the increase in revenues during the current fiscal year and the effect of recoveries in the prior period.

Transaction related costs

We incurred $0.3 million in transaction related costs for the three months ended March 31, 2013 compared to $2.1 million for the three months ended March 31, 2012, a decrease of $1.8 million, or 85.7%. The costs for the current period relate primarily to legal and consulting fees incurred in connection with the acquisition of Beijing Plaschem’s operations and other potential transactions.

Interest expense

Net interest expense for the three months ended March 31, 2013 was $14.2 million compared to $11.5 million for the three months ended March 31, 2012. The interest for both periods is primarily related to the Term loan, the senior subordinated notes and the ABL Facility along with the amortization of the costs associated with issuing the debt. The increase in interest expense is primarily due to $175.0 million additional borrowings on the Term Loan Facility in October 2012. The increase in interest expense was partially offset by lower interest expense associated with the ABL Facility.

Income tax expense

Income tax expense for the three months ended March 31, 2013 was $1.0 million compared to $1.3 million for the three months ended March 31, 2012. The current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances.

Segment Analysis

Three Month Period Ended March 31, 2013 Compared with Three Month Period Ended March 31, 2012

	Three Months Ended		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Three Month Periods Ended
(Dollars in millions)	March 31, 2013	March 31, 2012	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	March 31, 2013	March 31, 2012
Chemicals
Sales and operating revenues	$518.7	$490.2	$28.5	5.8%	45.5%	46.8%
Gross profit	$45.7	$43.9	$1.8	4.1%	43.7%	43.9%
Gross profit %	8.8%	9.0%
Plastics
Sales and operating revenues	$510.8	$443.2	$67.6	15.3%	44.8%	42.3%
Gross profit	$46.0	$41.8	$4.2	10.0%	44.0%	41.8%
Gross profit %	9.0%	9.4%
Other
Sales and operating revenues	$110.0	$113.9	$(3.9)	(3.4)%	9.7%	10.9%
Gross profit	$12.8	$14.3	$(1.5)	(10.5)%	12.3%	14.3%
Gross profit %	11.6%	12.6%
Consolidated
Sales and operating revenues	$1,139.5	$1,047.3	$92.2	8.8%	100.0%	100.0%
Gross profit	$104.5	$100.0	$4.5	4.5%	100.0%	100.0%
Gross profit %	9.2%	9.5%

Chemicals

For the three months ended March 31, 2013, sales and operating revenues for the Chemicals line of business increased $28.5 million, or 5.8%, from the same period in the prior year. The revenue increase was primarily attributable to the addition of Nexeo Plaschem’s operations, which contributed $16.1 million. When compared to the equivalent operations in the prior period, average selling prices increased 1.7%. Gross profit increased $1.8 million, or 4.1%, for the second fiscal quarter compared to the same period in the prior year. The increase in gross profit was primarily the result of the addition of Nexeo Plaschem’s Chemicals operations (net of the effect of the inventory step-up amortization of $0.1 million resulting from the acquisition of Beijing Plaschem’s operations). When compared to the equivalent operations in the prior period, gross profit increased as a result of a slight increase in specialty product revenues (which enjoy typically higher average selling prices), turnover business from key suppliers, and the impact of certain profitability management initiatives. The above increases were partially offset by net charges of $1.2 million incurred during the current fiscal quarter in connection with the fire to our Garland facility.

Plastics

For the three months ended March 31, 2013, sales and operating revenues for the Plastics line of business increased $67.6 million, or 15.3%, from the same period in the prior year. When compared to the equivalent operations in the prior period, specialty and commodity product revenues increased in both North America and EMEA generally driven by strong market environments in key end markets as well as excellent execution in our commercial group. Average selling prices in these regions remained flat. Additionally, the revenue increase was also attributable to the addition of Nexeo Plaschem’s Plastics operations, which contributed $27.1 million. Gross profit increased $4.2 million, or 10.0%, for the second fiscal quarter compared to the same period in the prior year. The increase in gross profit was primarily the result of our North America operations where we experienced significant growth with key suppliers, growth in specialty product revenues (which typically enjoy higher average selling prices) and revenue growth in our focused end markets. Profitability improved in North America driven by an inflationary pricing environment during the first two months of the fiscal quarter and the effect of our market-based pricing efforts. Additionally, gross profit increased during the three months ended March 31, 2013 as a result of the addition of Nexeo Plaschem’s Plastics operations (net of the effect of the inventory step-up amortization of $0.5 million resulting from the acquisition of Beijing Plaschem’s operations). These increases were partially offset by margin compression in commodity products in EMEA.

Other

When compared to the equivalent operations in the prior period, combined sales and operating revenues for the Other category decreased $3.9 million, or 3.4%, for the three months ended March 31, 2013, primarily due to a weak macroeconomic business environment across all end markets in the Composites line of business. The decrease was partially offset by the addition of Nexeo Plaschem’s Composites operations. Gross profit for the Other category decreased $1.5 million, or 10.5% primarily as a result of the decreased revenues in our Composites line of business. However, margins improved in the Composites line of business driven by focused profitability management initiatives.

Six Month Period Ended March 31, 2013 Compared with Six Month Period Ended March 31, 2012

	Six Months Ended		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Six Month Period Ended
(Dollars in millions)	March 31, 2013	March 31, 2012	$ Change	% Change	March 31, 2013	March 31, 2012
Sales and operating revenues	$2,111.3	$1,968.4	$142.9	7.3%	100.0%	100%
Cost of sales and operating expenses	1,924.7	1,795.2	(129.5)	(7.2)	91.2	91.2

Gross profit	186.6	173.2	13.4	7.7	8.8	8.8
Selling, general and administrative expenses	156.3	151.3	(5.0)	(3.3)	7.4	7.7
Transaction related costs	5.5	4.1	(1.4)	(34.1)	0.3	0.2

Operating income	24.8	17.8	7.0	39.3	1.2	0.9
Other income	1.1	0.9	0.2	22.2	0.1	n/m
Net interest expense	(27.9)	(22.6)	(5.3)	(23.5)	(1.3)	(1.1)

Loss before income taxes	(2.0)	(3.9)	1.9	48.7	(0.1)	(0.2)
Income tax expense	1.8	0.9	(0.9)	(100.0)	0.1	n/m

Net loss before noncontrolling interest	$(3.8)	$(4.8)	$1.0	20.8%	(0.2)%	(0.2)%

*	n/m—not meaningful/measurable

Sales and operating revenues and gross profit

For the six months ended March 31, 2013, sales and operating revenues were $2,111.3 million compared to $1,968.4 million for the six months ended March 31, 2012, an increase of $142.9 million, or 7.3%. This increase was in part due to the addition of Nexeo Plaschem’s operations, which contributed $89.4 million, as well as the noted general increase in sales volume across all lines of business. When compared to the equivalent operations in the prior period, the more robust revenue growth in our Plastics line of business was partially offset by a decline in demand for bulk commodities in our Chemicals line of business where revenue growth remained only slightly higher. Average selling prices increased 2.2% when compared to the equivalent operations in the prior period, primarily driven by higher average selling prices in our Chemicals line of business.

Cost of sales and operating expenses for the six months ended March 31, 2013 were $1,924.7 million compared to $1,795.2 million for the six months ended March 31, 2012, an increase of $129.5 million, or 7.2%. The increase was primarily the result of higher volume as mentioned above and the addition of Nexeo Plaschem’s operations. Costs of sales and operating expenses also include the effect of the inventory step-up amortization of $2.2 million resulting from the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem as well as net charges incurred in connection with Hurricane Sandy and the fire at our Garland facility totaling $5.2 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2013 were $156.3 million compared to $151.3 million for the six months ended March 31, 2012, an increase of $5.0 million, or 3.3%. Results for six months ended March 31, 2013 include $3.8 million related to Nexeo Plaschem’s operations. Excluding Nexeo Plaschem’s operations, comparable contract staffing and consulting expenses increased by $2.1 million while payroll and benefit expenses increased by $7.7 million as we have made significant investments in personnel to enhance our commercial capabilities and to exit the TSA. Although our ongoing level of investment in personnel has reduced significantly, we will continue to make investments in personnel to enhance our commercial capabilities in key end markets. For the six months ended March 31, 2013, TSA expenses decreased $14.4 million as compared to the comparable period in 2012.

Comparable selling, general and administrative expenses (excluding Nexeo Plaschem’s operations) were adversely affected by a $1.3 million increase in foreign currency exchange losses primarily driven by foreign currency exchange fluctuations between the euro and the British pound and a $1.4 million increase in estimated credit losses primarily driven by the increase in revenues during the current fiscal year and the effect of recoveries in the prior period.

Transaction related costs

We incurred $5.5 million in transaction related costs for the six months ended March 31, 2013 compared to $4.1 million for the six months ended March 31, 2012, an increase of $1.4 million, or 34.1%. The costs for the current period relate primarily to legal and consulting fees incurred in connection with the acquisition of Beijing Plaschem’s operations as well as other potential transactions.

Interest expense

Net interest expense for the six months ended March 31, 2013 was $27.9 million compared to $22.6 million for the six months ended March 31, 2012. The interest for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility along with the amortization of the costs associated with issuing the debt. The increase in interest expense is primarily due to $175.0 million in additional borrowings on the Term Loan Facility in October 2012. The increase in interest expense was partially offset by lower interest expense associated with the ABL Facility.

Income tax expense

Income tax expense for the six months ended March 31, 2013 was $1.8 million compared to $0.9 million for the six months ended March 31, 2012. The current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances.

Segment Analysis

Six Month Period Ended March 31, 2013 Compared with Six Month Period Ended March 31, 2012

	Six Months Ended		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Six Month Periods Ended
(Dollars in millions)	March 31, 2013	March 31, 2012	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	March 31, 2013	March 31, 2012
Chemicals
Sales and operating revenues	$950.1	$923.0	$27.1	2.9%	45.0%	46.9%
Gross profit	$78.7	$78.9	$(0.2)	(0.3)%	42.2%	45.6%
Gross profit %	8.3%	8.5%
Plastics
Sales and operating revenues	$941.2	$828.3	$112.9	13.6%	44.6%	42.1%
Gross profit	$81.5	$68.1	$13.4	19.7%	43.7%	39.3%
Gross profit %	8.7%	8.2%
Other
Sales and operating revenues	$220.0	$217.1	$2.9	1.3%	10.4%	11.0%
Gross profit	$26.4	$26.2	$0.2	0.8%	14.1%	15.1%
Gross profit %	12.0%	12.1%
Consolidated
Sales and operating revenues	$2,111.3	$1,968.4	$142.9	7.3%	100.0%	100.0%
Gross profit	$186.6	$173.2	$13.4	7.7%	100.0%	100.0%
Gross profit %	8.8%	8.8%

Chemicals

For the six months ended March 31, 2013, sales and operating revenues for the Chemicals line of business increased $27.1 million, or 2.9%, from the same period in the prior year. The revenue increase was primarily attributable to the addition of Nexeo Plaschem’s operations, which contributed $32.5 million. When compared to the equivalent operations in the prior period, average selling prices increased 3.5%, with average selling price improvements on specialty products, in general, and with certain commodity products. However, the resultant revenue growth was partially offset by a decrease in demand for certain bulk commodity products. Gross profit decreased $0.2 million, or 0.3%, for the current six month period compared to the same period in the prior year. The decline in gross profit was primarily attributable to net charges incurred during the six months ended March 31, 2013 in connection with Hurricane Sandy and the fire to our Garland facility totaling $5.2 million. These charges were partially offset by the addition of Nexeo Plaschem’s operations (net of the effect of the inventory step-up amortization of $0.5 million resulting from the acquisition of Beijing Plaschem’s operations). Additionally, when compared to the equivalent operations in the prior period, the line of business experienced favorable changes in product mix, stemming from turnover business with certain, key suppliers of specialty products.

Plastics

For the six months ended March 31, 2013, sales and operating revenues for the Plastics line of business increased $112.9 million, or 13.6%, from the same period in the prior year. The revenue increase was attributable to the addition of Nexeo Plaschem’s Plastics operations, which contributed $49.0 million, as well as stronger demand in both North America and EMEA and driven by strong market environments in key end markets as well as excellent execution in our commercial group. Revenue increase was partially offset by a 1.1% decrease in average selling prices, primarily commodity-driven, when compared to the equivalent operations in the prior period. Gross profit increased $13.4 million, or 19.7%, for current six month period compared to the same period in the prior year. The increase in gross profit was primarily driven by our North America operations where we experienced significant growth with key suppliers and growth in key end markets, particularly automotive and healthcare. Profitability improved in North America driven by the effect of our market-based pricing efforts and improved specialty mix. Additionally, Nexeo Plaschem’s operations contributed to the gross profit increase during the three months ended March 31, 2013, net of the effect of the inventory step-up amortization of $1.7 million resulting from the acquisition of Beijing Plaschem’s operations. These increases were partially offset by compression in average selling prices of commodity products in EMEA.

Other

Combined sales and operating revenues for the Other category increased $2.9 million, or 1.3%, for the six months ended March 31, 2013 compared to the same period in the prior year, primarily due to the addition of Nexeo Plaschem’s operations in our Composites line of business, which contributed $7.9 million. The increase was partially offset by a weak environment across all end markets in the Composites line of business, when compared to equivalent operations in the prior period. Gross profit for the Other category increased $0.2 million, or 0.8%, primarily as a result of the addition of Nexeo Plaschem’s operations. Profitability improved in the Composites line of business compared to same prior period results driven by our market-based pricing approach and other management initiatives.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated by operating activities and our ABL Facility. Borrowing availability under our ABL Facility is subject to a borrowing base, generally comprised of eligible inventory and accounts receivable held in certain subsidiaries. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals, plastics and composite raw materials. Our ability to generate these cash flows in the normal course of business can be significantly influenced by changing global and / or regional macroeconomic conditions. Our access to credit under the ABL Facility is therefore potentially subject to fluctuations, dependent on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, acquisitions, acquisition-related costs and investor tax payments, if any. For the six months ended March 31, 2013, significant non-operating cash use related to the purchase of Beijing Plaschem’s operations of approximately $57.9 million at acquisition date as well as subsequent payments of $16.8 on the related inventory payable. We expect to fund the balance of the inventory payable associated with the acquisition of Beijing PlasChem’s operations ($10.0 million, including imputed interest, at March 31, 2013) with a combination of operating cash flow and local short-term credit lines available to Nexeo Plaschem.

Based on Beijing PlasChem’s historical business performance, we believe that any future working capital needs of the joint venture will be funded from the operating cash flow of the joint venture as well as local short term credit lines. The revolving credit facilities at Nexeo Plaschem are currently supported with letters of credit drawn on our ABL credit facility. If Nexeo Plaschem was not able to meet its obligations on the credit facility, the letters of credit could be drawn, and any outstanding balances would then become obligations of the Company. Other than the credit facilities, if the joint venture requires additional funding for its operations that are in excess of its operating cash flows and short term credit line availability, such additional funding will be at the discretion of the board of directors of the joint venture, which is controlled by us. The shareholder loans are not guaranteed by any shareholder of the joint venture. Any subsequent payments or purchases of additional equity interests in the joint venture are not required prior to fiscal year 2014. See note 3 to our condensed consolidated financial statements.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors in its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members.

Capital expenditures for the six months ended March 31, 2013 were $10.6 million, primarily for information technology investments. We expect our aggregate capital expenditures for the 2013 fiscal year to be between $25.0 million and $30.0 million, primarily relating to fixed asset replacements and betterments, and to pursue investments and future growth initiatives.

Effective October 16, 2012, we amended certain terms of the ABL Facility to permit the incurrence of additional indebtedness under our Amended and Restated Term Loan Facility. Effective May 8, 2013, we further amended the ABL Facility to, among other things, increase the U.S. letter of credit sub-facility to $200.0 million and, subject to certain precedent and consent rights of the administrative agent with respect to the lenders providing such foreign facilities, permit the establishment of one or more foreign facilities under the ABL Facility in an aggregate principal amount not to exceed U.S. dollar equivalent $60.0 million. We expect to incur costs of approximately $2.0 million in connection with the May 2013 amendments, which will be recorded as debt issuance costs to be amortized as interest expense over the remaining term of the ABL Facility. Additionally, because the interests of two original lenders under the ABL Facility were paid off and re-allocated to other members in the syndicate, we expect to write-off approximately $1.8 million of unamortized debt issuance costs associated with these lenders. See Note 10 to our condensed consolidated financial statements. Effective October 16, 2012, we amended certain terms of the Term Loan Facility and borrowed an additional $175.0 million on the Term Loan Facility. We received net proceeds from Term B-2 Loans of $171.5 million, net of discount of $3.5 million, which were used to repay approximately $100.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the transactions, and for general corporate purposes. The amendments modified certain provisions within the agreements, primarily to further increase the Company’s investment and financial flexibility and raise the incremental financing in the Term Loan Facility, over and above the incremental borrowing mentioned above. Additionally, effective November 29, 2012, the terms of the Term Loan Facility were further revised such that the initial Excess Cash Flow (as defined in the agreement, as amended) mandatory prepayment, if required, occurs after the fiscal year ended September 30, 2013 in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013. See Note 10 to our condensed consolidated financial statements.

We are required to make semi-annual interest payments on our notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the notes and the Credit Facilities was $22.4 million for the six months ended March 31, 2013. Our ABL Facility matures on March 31, 2016, our Term Loan Facility matures on September 9, 2017, and our senior subordinated notes mature on March 1, 2018.

Liquidity

Based on current and anticipated levels of operations, capital spending projections, and forecast global and regional macroeconomic conditions in our focused end markets, we believe that cash on hand, together with cash flows from operations and borrowings available to us under the ABL Facility and the Term Loan Facility, are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. At March 31, 2013, we had $37.6 million in cash and cash equivalents and $305.8 million available under our ABL Facility, net of borrowings and letters of credit. Additionally, at March 31, 2013, we had approximately $8.8 million available under the local short-term credit lines available to our joint venture in China.

Under our ABL Facility, as of any date of determination when Threshold Excess Availability (as defined in the ABL Credit Agreement, as amended) is below certain thresholds or upon certain defaults, the ABL Borrowers will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. At March 31, 2013, Threshold Excess Availability under our ABL Facility was $303.6 million, which was $249.0 million in excess of the $54.6 million threshold that would trigger the foregoing requirements.

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

At March 31, 2013, we had $37.6 million in cash and cash equivalents. Of this amount, $28.6 was held by foreign subsidiaries outside of the United States, denominated predominately in Canadian Dollars and RMB. At March 31, 2013 we had approximately $8.2 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from SAFE. Nonetheless, we do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

The following table sets forth the major categories of our cash flows for the six month periods ended March 31, 2013 and March 31, 2012.

(Dollars in millions)	Six Months Ended
	March 31, 2013	March 31, 2012
Net cash provided by/(used in) operating activities	$(141.0)	$48.6
Net cash used in investing activities	(66.4)	(12.5)
Net cash provided by/(used in) financing activities	111.6	(21.4)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(1.6)

Increase/(decrease) in cash and cash equivalents	(97.7)	13.1
Cash and cash equivalents at beginning of period	135.3	45.0

Cash and cash equivalents at end of period	$37.6	$58.1

Major Categories of Cash Flows

Six Month Period Ended March 31, 2013 Compared with Six Month Period Ended March 31, 2012

Cash flows from operations

Net cash used in operating activities for the six months ended March 31, 2013 was $141.0 million. Our net loss before noncontrolling interest of $3.7 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt totaling $25.4 million resulted in approximately $21.7 million of cash provided by operations during the period. Our inventories increased by approximately $84.5 million (excluding the impact of the acquisition by our China joint venture) primarily as a result of increased orders placed throughout the period to meet forecasted sales during the remainder of fiscal 2013 coupled with lower than anticipated sales during the first quarter of fiscal year 2013. Additionally, accounts receivable increased by approximately $95.9 million. While there have been no significant changes in our billing terms or collection processes during the current period when compared to equivalent operations in the prior year, Nexeo Plaschem’s operations have billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $11.5 million at March 31, 2013) are supported by banknotes issued by large banks in China on behalf of these customers. Cash outflow during the period is also attributable to the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem. The items discussed above were partially offset by a net increase in accounts payable and other accrued expenses of $42.9 million.

During six months ended March 31, 2012, we generated $48.6 million in cash flows from operations. The net loss before noncontrolling interest of $4.8 million plus depreciation and amortization expenses and provision for bad debt totaling $24.3 million provided $19.5 million, while an increase in accounts payable provided $39.7 million and a decrease in our inventories provided an additional $7.0 million. Operating cash flows were adversely affected by approximately $17.3 million due to an increase in accounts and notes receivable.

Cash flows from investing activities

Investing activities used $66.4 million of cash during the six months ended March 31, 2013, primarily due to the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem totaling $57.9 million and capital expenditures of approximately $10.6 million related to information technology investments. These expenditures were partially offset by proceeds from the sale of assets of approximately $2.2 million. During the same period in the prior year, net cash used by investing activities was $12.5 million for the six months ended March 31, 2012, primarily to fund information technology assets and capabilities needed to replace Ashland-provided IT services per the TSA, and to ensure business continuity as we transitioned out of these services provided by Ashland.

Cash flows from financing activities

Financing activities provided $111.6 million of cash for the six months ended March 31, 2013, primarily as a result of net borrowings of $171.5 million on the Term Loan Facility and net borrowings of $29.1 million on short-term lines of credit available to Nexeo Plaschem. These borrowings were partially offset by net debt repayments on the ABL Facility of approximately $65.6 million, payments on the inventory payable associated with the acquisition of Beijing Plaschem’s operations of $16.8 million, payment of debt issuance costs of $4.8 million and the quarterly installments on the Term Loan Facility of $2.5 million. During the same period in the prior year, financing activities used $21.4 million of cash, due to net debt repayments of $12.2 million and member distributions of $9.8 million for tax payments.

Contractual Obligations and Commitments

As of March 31, 2013, amounts due under our contractual commitments are as follows:

	Payments Due by Period (Dollars in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (a)	$34.1	$10.0	$699.4	$—	743.5
Estimated interest payments (b)	41.7	82.5	68.0	—	192.2
Operating lease obligations (c)	19.8	20.4	8.5	16.0	64.7
Purchase obligations (d)	5.3	—	—	—	5.3
Other long-term obligations (e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet, including certain employee benefit liabilities (f)	0.5	—	—	0.8	1.3
Inventory payable associated with the acquisition of Beijing Plaschem’s operations (g)	10.0	—	—	—	10.0

Total	$114.4	$118.9	$781.9	$16.8	$1,032.0

(a)	Long-term debt obligations include: (i) the payment of our $175.0 million notes at maturity, (ii) the payment of $46.8 million in outstanding principal (as of March 31, 2013) under our ABL Facility, (iii) payment of $492.6 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.
(b)	Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of March 31, 2013 held constant to maturity.
(c)	Operating lease obligations represent payments for a variety of facilities and equipment under operating non-cancellable lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment. This includes remaining facilities leased under the TSA with Ashland. Additionally, includes contractual amounts for leasehold improvements on an office building lease agreement.
(d)	Purchase obligations are primarily estimated obligation costs to relocate employees or locate new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal 2013, although it is not practicable to establish definite completion dates for each employee’s relocation. Additionally, includes amounts related to contractual obligations for the purchase of office furniture and equipment.
(e)	Other long term obligations are recurring minimum fees paid to TPG for services under our management services agreement with TPG. TPG is paid a quarterly management fee in connection with providing management services. The management fee is equal to 2.0% of the Adjusted EBITDA as defined in the management services agreement and has a minimum amount defined as $750 thousand per quarter. The difference between the minimum amount and 2.0% of Adjusted EBITDA (known as a “percentage fee”) is payable as soon as practicable following Adjusted EBITDA determination for the immediate preceding quarter. The amounts above reflect the minimum annual fee of $3.0 million per year for the next five years.
(f)	Represents liabilities under certain employee benefit obligations.
(g)	Payable is denominated in RMB, includes imputed interest. Amount excludes any future payments or purchases of additional equity interests in the joint venture, which could amount up to approximately RMB 650 million (approximately $104.6 million at March 31, 2013).

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2013.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk –

Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of certain raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our margins. Although we do not speculate on changes in prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products. Using derivatives would be impractical and largely ineffective. Inventory management practices are focused on managing product price risk by purchasing our inventories via a network of sophisticated, regional ERP systems that forecast customer demand based on historical practices. Global inventory balances can fluctuate based on variations in regional customer demand forecasts. We collaborate directly with customers in all regions to enhance the ongoing accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices significantly reduce our exposure to changes in product selling prices or costs; however, significant unanticipated changes in market conditions or commodity prices could still adversely affect our results of operations and financial condition, as the prices of products we purchase and sell are volatile.

Credit Risk

We are subject to the risk of losses arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $11.5 million at March 31, 2013) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At March 31, 2013, our interest rates swaps are in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate which was a weighted average rate of 4.50% at March 31, 2013. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate which was 5.0% at March 31, 2013. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $4.9 million increase in annual interest expense.

Fair Value Measurements

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275.0 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility.

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan facility is recognized. During the six months ended March 31, 2013, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.4 million, which was recorded in interest expense. During the six months ended March 31, 2013, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.4 million, which was recorded in other comprehensive income. At March 31, 2013, approximately $0.7 million in unrealized losses are expected to be realized and recognized in income within the next twelve months.

At March 31, 2013, the estimated fair value of our derivative liabilities was (in millions):

Sources of Fair Value	2013	2014	2015	2016	2017	2018 and thereafter	Total fair value
Interest Rate:
Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.7	0.6	0.2	—	—	—	1.5
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—

Total interest rate	$0.7	$0.6	$0.2	$—	$—	$—	$1.5

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

Included in our results of operations for the six months ended March 31, 2013 is a $1.0 million loss related to foreign exchange rate fluctuations. During the six months ended March 31, 2013, our most significant currency exposures were to the Chinese Renminbi and the Canadian dollar versus the U.S. dollar, and to the euro versus the British pound and the Polish zloty. The average exchange rate for each of these currencies fluctuated to various degrees but did not exceed 5% from their respective values at September 30, 2012. Assuming the same directional variation as occurred during the period, a hypothetical 10% strengthening/weakening in the value of the Chinese Renminbi and the Canadian dollar relative to the value of the U.S. dollar and the value of the British pound and the Polish zloty relative to the euro from September 30, 2012, would have generated a net loss/gain of approximately $4.3 million in our statement of operations during the six months ended March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of March 31, 2013.

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

Ashland and its subsidiaries, however, were named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting the Distribution Business prior to the Ashland Distribution Acquisition Date, including certain environmental claims and employee-related matters. While the outcome of these lawsuits, investigations and claims against Ashland cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on the Distribution Business or our business, results of operations, cash flows or financial condition. We have not assumed any liabilities arising out of these existing lawsuits, investigations and claims against Ashland. In addition, under the purchase agreement for the Ashland Distribution Acquisition, Ashland agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligation resulting from its breach of any representation, warranty or covenant related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. In the event Nexeo were to incur costs arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation for the Other Retained Remediation Liabilities is subject to an individual claim threshold of $175,000 and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligation resulting from or relating to the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) or the Retained Specified Remediation Liabilities, the Other Retained Remediation Liabilities or Retained Litigation Liabilities is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the $930.0 million purchase price for the Distribution Business (subject to any purchase price adjustments).

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

On November 16, 2012, a facility owned by us in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal servicing the Chemicals line of business. Subsequent to the fire incident, the Garland facility was inspected by representatives of the EPA who advised Garland facility personnel that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised us that it is currently evaluating an enforcement action against us that could seek payment of a fine and certain changes in facility operations, but we have not yet received official notice of any such proceeding. As a result, we are currently unable to estimate the ultimate dollar amount of any potential fines or penalties.

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

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

During the six month period ended March 31, 2013, we sold unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Pursuant to Subscription Agreements dated December 17, 2012, January 1, 2013, and February 19, 2013, between Nexeo Solutions Holdings, LLC and certain members of management, those persons purchased a total of 190,908 Series A Units in exchange for an aggregate cash payment of approximately $0.2 million.

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

Nexeo Solutions Holdings, LLC,

May 15, 2013	/s/ Ross J. Crane
Ross J, Crane
Executive Vice President, Chief Financial Officer and Assistant Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Formation of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.2	Certificate of Amendment of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.3	Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.4	First Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.5	Second Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

3.6	Third Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2012 (File No. 333-179870-02)).

10.1	Amendment No. 2 to Credit Agreement, dated May 8, 2013 among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holdings Corp., Bank of America, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013 (File No. 333-179870-002).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Filed herewith.
††	Furnished herewith.
*	Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.