Form 10-Q
period 2013-06-30
Nexeo Solutions Holdings, LLC
filed 2013-08-14
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-179870-02

NEXEO SOLUTIONS HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	27-4328676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Waterway Square Place, Suite 1000 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

(281) 297-0700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

9303 New Trails Drive, Suite 400

The Woodlands, Texas 77381

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The equity interests of the registrant are not publicly held. At August 8, 2013, the registrant’s common equity consisted of membership interests, 99.5% of which was held by TPG Accolade, L.P. and the remaining interest was held by management of Nexeo Solutions Holdings, LLC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2013	September 30, 2012
CURRENT ASSETS
Cash and cash equivalents	$51,798	$135,335
Accounts and notes receivable (net of allowance for doubtful accounts of $4,902 and $3,899, respectively)	641,783	557,171
Inventories	381,732	310,811
Other current assets	29,972	14,053
Total current assets	1,105,285	1,017,370

NON-CURRENT ASSETS
Property, plant and equipment, net	196,412	197,862
Goodwill	218,436	167,634
Other intangible assets, net of amortization	70,255	69,543
Other non-current assets	31,167	30,116
Total non-current assets	516,270	465,155
Total Assets	$1,621,555	$1,482,525

CURRENT LIABILITIES
Short-term debt, current portion of long-term debt and capital lease obligations	$47,822	$3,369
Accounts payable	428,346	402,402
Accrued expenses and other liabilities	48,003	44,475
Related party payables	—	10,000
Income taxes payable	3,147	768
Total current liabilities	527,318	461,014

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion, net	673,605	600,633
Other non-current liabilities	13,973	12,447
Total non-current liabilities	687,578	613,080
Total Liabilities	1,214,896	1,074,094

Commitments and Contingencies (see Note 12)

Redeemable noncontrolling interest	34,546	10,152

MEMBERS’ EQUITY
Series A membership interest	490,924	490,746
Series B membership interest	2,885	1,794
Accumulated deficit	(104,678)	(81,689)
Accumulated other comprehensive loss	(17,018)	(12,572)
Total members’ equity	372,113	398,279
Total Liabilities and Members’ Equity	$1,621,555	$1,482,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2013		June 30, 2012
Sales and operating revenues	$1,156,692	$3,267,956	$1,051,854	$3,020,241
Cost of sales and operating expenses	1,057,131	2,981,804	954,184	2,749,330
GROSS PROFIT	99,561	286,152	97,670	270,911
Selling, general and administrative expenses	76,507	232,824	79,219	230,513
Transaction related costs	501	6,014	804	4,904
OPERATING INCOME	22,553	47,314	17,647	35,494
OTHER INCOME	162	1,400	823	1,747
INTEREST INCOME (EXPENSE):
Interest income	144	386	62	245
Interest expense	(16,082)	(44,241)	(11,165)	(33,984)
INCOME BEFORE INCOME TAXES	6,777	4,859	7,367	3,502
INCOME TAX EXPENSE	1,885	3,714	766	1,699
NET INCOME	4,892	1,145	6,601	1,803
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(597)	(650)	—	—
NET INCOME ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$4,295	$495	$6,601	$1,803

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2013		June 30, 2012
NET INCOME	$4,892	$1,145	$6,601	$1,803

Unrealized foreign currency translation loss	(531)	(5,117)	(8,911)	(8,585)
Unrealized gain (loss) on interest rate hedges	571	931	(996)	(1,638)
Other comprehensive income (loss)	40	(4,186)	(9,907)	(10,223)
Total comprehensive income (loss)	4,932	(3,041)	(3,306)	(8,420)
Comprehensive income attributable to noncontrolling interest	(714)	(910)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$4,218	$(3,951)	$(3,306)	$(8,420)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Members’ Equity

(Unaudited, in thousands)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2012	$490,746	$1,794	$(81,689)	$(12,572)	$398,279
Sale of membership units to management	365	—	—	—	365
Repurchase of membership units	(203)	—	—	—	(203)
Member tax refunds	16	—	—	—	16
Adjustment of contingently redeemable noncontrolling interest to redemption value	—	—	(23,484)	—	(23,484)
Equity-based compensation	—	1,091	—	—	1,091
Comprehensive loss:
Net income	—	—	1,145	—	1,145
Other comprehensive loss	—	—	—	(4,186)	(4,186)
Comprehensive income attributable to noncontrolling interest	—	—	(650)	(260)	(910)
Balance June 30, 2013	$490,924	$2,885	$(104,678)	$(17,018)	$372,113

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
CASH FLOWS FROM OPERATIONS
Net income	$1,145	$1,803
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	28,972	30,256
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	8,229	4,886
Provision for bad debt	1,887	1,018
Provision (benefit) for deferred income taxes	(1,146)	815
Equity-based compensation charges	1,091	1,558
(Gain) loss from sales of property, plant and equipment	(526)	119
Changes in assets and liabilities:
Accounts and notes receivable	(88,660)	(32,770)
Inventories	(42,633)	(8,069)
Other current assets	(10,182)	(7,925)
Accounts payable	24,136	47,502
Related party payables	(10,000)	—
Accrued expenses and other liabilities	(1,873)	(589)
Changes in other operating assets and liabilities, net	2,141	4,970
Net cash provided by/(used in) operating activities	(87,419)	43,574
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(21,450)	(19,181)
Proceeds from the disposal of property, plant and equipment	2,274	1,012
Acquisition of Beijing Plaschem’s operations	(57,908)	—
Net cash used in investing activities	(77,084)	(18,169)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership interest	365	865
Repurchases of member units	(203)	(400)
Member tax (distributions)/refunds	16	(11,447)
Payments on short-term obligation associated with the acquisition of Beijing Plaschem’s operations	(26,866)	—
Proceeds from short-term debt	43,048	—
Repayment of short-term debt	(601)	—
Proceeds from issuance of long-term debt, net of discount	832,432	358,800
Repayment of long-term debt	(757,707)	(355,311)
Payments of debt issuance costs	(6,849)	—
Net cash provided by/(used in) financing activities	83,635	(7,493)
Effect of exchange rate changes on cash and cash equivalents	(2,669)	(2,341)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,537)	15,571
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,335	44,989
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,798	$60,560
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$3,151	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, currencies in thousands)

1. Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company. Holdings and its subsidiaries (collectively, the “Company”) are a distributor of chemicals and composite raw materials in North America and Asia, and plastics in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. The Company also provides waste disposal services in North America through its environmental services division.

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

2. Basis of Presentation, Change in Accounting Principle and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending September 30, 2013. Quarterly financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 30, 2012 in the Company’s Annual Report on Form 10-K as filed with the SEC on December 19, 2012.

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

The effect of the change in accounting was as follows:

Condensed Consolidated Statement of Operations

	As Computed under LIFO	Effect of Change	As Reported under Average Cost
Net income—three months ended June 30, 2012	$6,601	—	$6,601
Net income (loss)—nine months ended June 30, 2012	$7,335	(5,532)	$1,803

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires the Company to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income but only if the item reclassified is required to be reclassified to net income in its entirety in the same reporting period and to cross-reference to other disclosures for other reclassification items that are not required to be reclassified directly to net income (i.e. balance sheet reclassifications) in their entirety in the same reporting period. The Company adopted the standard during the second quarter of fiscal year 2013. The standard impacts disclosures only and its adoption did not have an effect on the Company’s financial position or results of operations.

In February 2013, FASB issued ASU 2013-04, Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements. The ASU will require the Company to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The ASU also will require the Company to disclose important information related those obligations. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

3. China Joint Venture

In September 2012, the Company formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd (“Nexeo Plaschem”), with the shareholders of Beijing Plaschem Trading Co., Ltd (“Beijing Plaschem”). Following its initial investment of 96,000 Chinese renminbi (“RMB”) (approximately $15,140), the Company owns 60% of the joint venture. The Company holds 75% of the seats in Nexeo Plaschem’s board and exercises control over the entity. The Company consolidates the operations of the joint venture and reflects the 40% it does not own as a contingently redeemable noncontrolling interest, classified as mezzanine equity (temporary equity) on the consolidated balance sheet. The income/loss incurred by Nexeo Plaschem is allocated to the Company and to the noncontrolling interest based on each party’s ownership percentage. The joint venture is not a guarantor of the senior subordinated notes issued by Nexeo Solutions, LLC (“Solutions”) and Nexeo Solutions Finance Corporation (the “Co-Issuer,” and together with Solutions, the “Issuers”), the Company’s asset based loan facility (“ABL Facility”) or its senior secured term loan facility (“Term Loan Facility”).

Nexeo Plaschem’s Borrowings

During October 2012, the Company funded three intercompany loans to Nexeo Plaschem, all denominated in U.S. dollars, totaling $50,000. During October 2012, Nexeo Plaschem entered into a line of credit agreement which is used to fund its working capital requirements. The current borrowing limit is RMB 150,000, or approximately $23,800. The line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount and bears interest at either the London interbank offered rate (“LIBOR”) plus 2.8% or 105% of the People’s Bank of China’s (“PBOC”) base rate. The weighted average interest rate was 5.60% at June 30, 2013. At June 30, 2013, the outstanding balance under this line of credit was approximately $20,000 and availability was approximately $3,800. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a line of credit agreement also used to fund its working capital requirements. The current borrowing limit is RMB 190,000, or approximately $30,900. The line of credit agreement, as amended, is secured by a standby letter of credit drawn on the ABL Facility covering 100% up to RMB 140,000, or approximately $22,800, and bears interest at the applicable PBOC rate, depending on the length of time for which a specific amount is borrowed. The weighted average interest rate was 5.73% at June 30, 2013. At June 30, 2013, the outstanding balance under this line of credit was approximately $22,800 and there was no remaining availability. Availability reflects the impact of amounts related to letters of credit and bankers’ acceptance letters issued to suppliers. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

Nexeo Plaschem’s Acquisition of Beijing Plaschem

On November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations, including inventory and existing supplier and customer relationships. The aggregate purchase price for Beijing Plaschem’s operations at the acquisition date follows:

Cash	$57,908
Inventory payable to sellers of Beijing Plaschem(1)	25,981
Purchase price	$83,889

(1)                  The obligation was non-interest bearing, denominated in RMB and was paid in full during the period ending June 30, 2013. The sellers of Beijing Plaschem’s operations are employed by, manage the daily operations of and are the noncontrolling interest holders of Nexeo Plaschem.

The acquisition of Beijing Plaschem’s operations was accounted for under the acquisition method which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill. The following table summarizes the Company’s estimated allocation of the purchase price to assets and liabilities at the acquisition date:

Purchase Price Allocation
Assets:
Inventory	$29,405
Property and equipment	110
Customer-related intangible	5,425
Other intangible assets	746
Goodwill	50,602
Total assets	$86,288
Liabilities:
Deferred tax liability — current	$856
Deferred tax liability — non-current	1,543
Total liabilities	$2,399

The purchase price allocation above was finalized during the current fiscal quarter, with no material changes from the purchase price allocation shown previously. There was no contingent consideration related to this acquisition.

Costs associated with this acquisition are included in transaction related costs in the condensed consolidated statement of operations and totaled $1,307 during the nine months ended June 30, 2013. There were no transaction related costs during the current quarterly period.  Additionally, the Company incurred costs of $3,000 during the fiscal year ended September 30, 2012 and $14,860 during the fiscal year ended September 30, 2011 in connection with this transaction.

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

Customer-Related Intangible

Customer relationships were valued through application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the Company’s existing customer relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. Customer relationships are amortized on a straight-line basis over a five year period.

Other Intangible Assets

Trade names and trademarks associated with Beijing Plaschem were valued through application of the income approach, involving the estimation of likely future sales and an appropriate royalty rate. The fair value of these assets is amortized on a straight-line basis over a two year period.

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale and product and market diversification that the Company expects to realize. None of the goodwill is expected to be deductible for tax purposes.

Deferred Tax Liabilities

The deferred tax liabilities are primarily attributable to the purchase price allocation to inventory and intangibles acquired which differs for financial reporting purposes than for tax reporting purposes and give rise to temporary differences. The deferred tax liabilities will reverse in future periods or has reversed as the related intangible assets are amortized or inventory is sold.

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

	Three and Nine Months Ended		Three and Nine Months Ended
	June 30, 2013		June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and operating revenues	$1,156,692	$3,292,382	$1,114,094	$3,161,544
Operating income	$22,953	$53,373	$23,738	$49,602
Net income	$5,247	$6,300	$10,023	$8,667
Net income attributable to Nexeo Solutions LLC and subsidiaries	$4,501	$4,310	$8,895	$6,703

The Company’s consolidated sales and operating revenues include $80,351 and $169,712 related to the operations of Nexeo Plaschem since the date of acquisition of November 1, 2012 for the three and nine months ended June 30, 2013, respectively. Net income includes $1,493 and $1,625 related to the operations of Nexeo Plaschem for the three and nine months ended June 30, 2013, respectively. Net income includes $417 and $2,627 for the three and nine months ended June 30, 2013, respectively, related to the amortization of the inventory step-up adjustment. These costs are recorded in cost of sales and operating expenses.

Contingently Redeemable Noncontrolling Interest

The Company has the opportunity, and in certain situations, the obligation, to acquire the remaining 40% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps for cash up to approximately RMB 650,000 (approximately $105,700 at June 30, 2013), if certain conditions are met. The noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under People’s Republic of China (“PRC”) law for transfer of the joint venture interest up to approximately RMB 500,000 (approximately $81,300 at June 30, 2013). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of calendar year 2013. At June 30, 2013, none of the required conditions that could trigger the exercise of these rights and obligations have been met. The exercise of the unrestricted right to sell their entire remaining interest in the joint venture by the noncontrolling shareholders is outside of the control of the Company, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet.

The Nexeo Plaschem contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it becomes probable that the noncontrolling shareholders will exercise their unrestricted right to sell all or part of their remaining interest in the joint venture to the Company. Any adjustments to redemption value are recorded in retained earnings. The Company evaluates the probability of exercise based on the likelihood of completion of specific conditions precedent to exercise and the level of control the shareholders have over such achievement. During the nine month period ended June 30, 2013, the Company determined that it was probable that certain rights will be exercised by the noncontrolling shareholders to sell all of their remaining interest in the joint venture to the Company. Accordingly, the carrying value of the noncontrolling interest is stated at redemption value as of June 30, 2013.

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the three and nine months ended June 30, 2013:

	Three Months	Nine Months
	Ended	Ended
	June 31, 2013	June 30, 2013
Beginning balance	$33,562	$10,152
Total comprehensive income attributable to noncontrolling interest	714	910
Redemption value adjustment	270	23,484
Ending balance	$34,546	$34,546

4. Related Party Transactions

At the closing of the acquisition of Ashland, Inc.’s (“Ashland”) global distribution business (the “Distribution Business”) on March 31, 2011, which is referred to as the “Ashland Distribution Acquisition,” the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, L.P., “TPG”) pursuant to which it provides the Company with ongoing management, advisory and consulting services. Under the terms of the agreement, TPG receives a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3,000). The Company recorded a management fee of $750 and $2,484 during the three and nine months ended June 30, 2013, respectively, and $916 and $2,416 during the three and nine months ended June 30, 2012, respectively. These fees are recorded in selling, general and administrative expenses. The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the three months ended December 31, 2012, the Company paid $10,000 to TPG for services provided related to the acquisition of Beijing Plaschem’s operations, which was included in transactions costs for the fiscal year ended September 30, 2011.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. The Company recorded consulting fees to TPG of $288 and $1,187 during the three and nine months ended June 30, 2013, and $714 and $2,228 for the three and nine months ended June 30, 2012, respectively. These fees are recorded in selling, general and administrative expenses.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were $31 and $94 for the three and nine months ended June 30, 2013, respectively, and $31 and $156 for the three and nine months ended June 30, 2012, respectively. These fees are recorded within selling, general and administrative expenses.

The Company’s sales to entities deemed related to TPG as of June 30, 2013 were $5,264 and $13,904 for the three and nine months ended June 30, 2013, respectively, and $2,932 and $8,207 for the three and nine months ended June 30, 2012, respectively. There were no purchases from TPG related entities for the three and nine months ended June 30, 2013 and 2012.  Prior period information includes sales to or purchases from entities that became related to TPG subsequent to September 30, 2012.

5. Cash and Cash Equivalents — Risks and Uncertainties

At June 30, 2013, the Company had $51,798 in cash and cash equivalents. Of this amount, $43,518 was held by foreign subsidiaries outside of the United States, denominated predominately in Canadian Dollars and RMB. At June 30, 2013, the Company

had approximately $7,206 in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange (“SAFE”). Nonetheless, the Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

6. Inventories

Inventories at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012
Finished products	$379,577	$308,764
Supplies	2,155	2,047
Total	$381,732	$310,811

7. Property, Plant and Equipment

Property, plant and equipment at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012
Land	$40,439	$40,937
Plants and buildings	64,980	65,565
Machinery and equipment	103,371	96,026
Software and computer equipment	42,457	34,869
Construction in progress	10,862	5,599
Total	262,109	242,996
Less accumulated depreciation	(65,697)	(45,134)
Property, plant and equipment, net	$196,412	$197,862

Total depreciation expense on property, plant and equipment was $7,847 and $23,454 for the three and nine months ended June 30, 2013, respectively, and $7,754 and $25,147 for the three and nine months ended June 30, 2012, respectively.

8. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the nine months ended June 30, 2013 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2012	$79,953	$60,999	$26,682	$167,634
Acquisition of Beijing Plaschem’s operations	12,651	37,951	—	50,602
Foreign currency translation	284	(84)	—	200
Balance at June 30, 2013	$92,888	$98,866	$26,682	$218,436

The purchase price allocation for the acquisition of Beijing Plaschem’s operations was finalized during the current fiscal quarter. See Note 3.

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

Other Intangibles

Definite-lived intangible assets at June 30, 2013 and September 30, 2012 consisted of the following:

		June 30, 2013			September 30, 2012
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5 — 14	$81,147	$(12,890)	$68,257	$75,600	$(8,100)	$67,500
Leasehold interest intangible	1 — 20	2,431	(1,343)	1,088	2,536	(1,293)	1,243
Non-competition agreement(2)	3	1,600	(1,200)	400	1,600	(800)	800
Other(3)	2	765	(255)	510	—	—	—
Total		$85,943	$(15,688)	$70,255	$79,736	$(10,193)	$69,543

(1)                  Includes net amounts of $63,450 and $4,807 at June 30, 2013 associated with the Ashland Distribution Acquisition and the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem, respectively (see Note 3).

(2)                  In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-competition agreement.

(3)                  Represents trademark and trade names associated with the acquisition of Beijing Plaschem’s operations by the China joint venture (see Note 3).

Amortization expense recognized on intangible assets was $1,855 and $5,518 for the three and nine months ended June 30, 2013, respectively, and $1,701 and $5,109 for the three and nine months ended June 30, 2012, respectively.

9. Other Non-Current Assets

Other non-current assets at June 30, 2013 and September 30, 2012 consisted of the following:

	June 30, 2013	September 30, 2012
Debt issuance cost, net	$27,223	$27,245
Other	3,944	2,871
Total	$31,167	$30,116

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at June 30, 2013 and September 30, 2012 are summarized below:

	June 30, 2013	September 30, 2012
Short-term borrowings under line of credit agreements available to Nexeo Plaschem	$42,815	$—
Current portion of long-term debt and capital lease obligations	5,007	3,369
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$47,822	$3,369

Long-term debt outstanding at June 30, 2013 and September 30, 2012 is summarized below:

	June 30, 2013	September 30, 2012
Asset based loan facility	$18,493	$112,375
Term loan facility	491,375	320,125
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	7	121
Total long-term debt	684,875	607,621
Less: unamortized debt discount(1)	(6,263)	(3,619)
Less: current portion of long-term debt and capital lease obligations	(5,007)	(3,369)
Non-current portion of long-term debt	$673,605	$600,633

(1)                  At June 30, 2013, includes $3,040 of unamortized debt discount related to the Term Loan Facility.

The weighted average rate of interest on borrowings under the ABL Facility was 3.62% and 2.93% at June 30, 2013 and September 30, 2012, respectively. The interest rate for the Term Loan Facility was 5% at June 30, 2013 and September 30, 2012.

The Company’s accounts receivable and inventory in the U.S. and Canada are collateral under the ABL and Term Loan facilities. The Company is in compliance with all debt covenants.

Amended and Restated Term Loan Facility and Amendment No. 1 to Amended and Restated Term Loan Credit Agreement

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

The interest rate provisions for the Term B-2 Loans are the same as for the Term B-1 Loans; the Term B-2 Loans bear interest at a rate per annum equal to, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.5%, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.5%. Consistent with the Term B-1 Loans, the Term B-2 Loans will mature on September 9, 2017, and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term B-2 Loans, with the balance payable on the final maturity date, subject to the amend and extend provisions applicable under the Amended and Restated Term Loan Credit Agreement.

The Company may voluntarily prepay outstanding Term B-1 Loans and outstanding Term B-2 Loans without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans and a 1.0% premium on the outstanding amount of any Term B-1 Loans or Term B-2 Loans prepaid or refinanced in connection with certain repricing transactions occurring on or prior to October 16, 2013.

Furthermore, the TLB Amendment modified certain negative covenants under the Amended and Restated Term Loan Credit Agreement to give the Company and its subsidiaries more flexibility to, among other things, make acquisitions and other investments, and to incur certain additional indebtedness subject to meeting certain financial ratio incurrence tests.

Effective November 29, 2012, the Company entered into Amendment No. 1 to Amended and Restated Credit Agreement (“TLB Amendment No. 1”) pursuant to which the Amended and Restated Term Loan Credit Agreement was revised such that the initial Excess Cash Flow (as such term is defined in the Amended and Restated Term Loan Credit Agreement as amended (the “First Amended Term Loan Credit Agreement”)) mandatory prepayment, if required, shall occur after the fiscal year ended September 30, 2013, in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013.

The above amendments to the Term Loan Facility were accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendments and debt issuance, which totaled approximately $4,553, were recorded as debt issuance costs to be amortized as interest expense over the remaining terms of the credit facility. No gain or loss on the modification was recognized.

Amendment No. 2 to Amended and Restated Term Loan Credit Agreement

On August 5, 2013, the Company entered into Amendment No. 2 to Amended and Restated Credit Agreement (“TLB Amendment No. 2”), which amended the First Amended Term Loan Credit Agreement.

Pursuant to TLB Amendment No. 2, the First Amended Term Loan Credit Agreement was amended to, among other things, (i) allow, at the Company’s option, the Company and Nexeo Solutions Sub Holding Corp. (“Sub Holdings”), a wholly-owned subsidiary of the Company, to be co-borrowers, on a joint and several basis with Solutions, of incremental term loans that may be incurred in the future under the First Amended Term Loan Credit Agreement, (ii) modify the covenant restricting the ability of the Company and Sub Holdings to engage in certain business activities to permit the Company and Sub Holdings to own equity interests of entities acquired in connection with investments permitted under the First Amended Term Loan Credit Agreement (so long as, as soon as practicable, after any such investment, the Company and Sub Holdings contribute all of the equity interests so acquired, or substantially all of the assets of the entity so acquired, in such investment to Solutions) and to incur obligations, make other investments and engage in certain other activities related to the foregoing and (iii) permit the Company and its restricted subsidiaries to enter into certain receivables financing arrangements.

The above amendments to the Term Loan Facility were accounted for as a modification in accordance with U.S. GAAP.  In connection with TLB Amendment No. 2, the Company has incurred fees to the participating lenders and other costs of approximately $600, recorded as debt issuance costs.  These costs will be amortized as interest expense over the remaining term of the Term Loan Facility.

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

In connection with the Amendment No.2 to the ABL Facility, the Company incurred fees to the participating lenders and other costs of approximately $2,000, recorded as debt issuance costs. These costs will be amortized as interest expense over the remaining term of the credit facility. Also in connection with this amendment, the interests of two original lenders under the ABL Facility were paid off and re-allocated to other members in the syndicate. Accordingly, the Company wrote-off approximately $1,800 of unamortized debt issuance costs associated with these lenders.

Amendment No. 3 to ABL Facility

On August 5, 2013, the Company, entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”), which amended the Second Amended ABL Credit Agreement (as further amended by Amendment No. 3, the “Third Amended ABL Credit Agreement”).

Pursuant to Amendment No. 3, the Second Amended ABL Credit Agreement was amended to, among other things, (i) add the Company and Sub Holdings as co-borrowers, on a joint and several basis with Solutions, under a sub-facility under the Third Amended ABL Credit Agreement, with the proceeds of the loans made under such sub-facility permitted to be used for certain permitted investments, working capital requirements and debt service obligations of the Company, Sub Holdings and Solutions and (ii) modify the covenants restricting the ability of the Company and Sub Holdings to engage in certain business activities to permit the Company and Sub Holdings to own equity interests of entities acquired in connection with investments permitted under the Third Amended ABL Credit Agreement (so long as, as soon as practicable, after any such investment, the Company and Sub Holdings contribute all the equity interests so acquired, or substantially all the assets of the entity so acquired, in such investment to Solutions) and to incur obligations, make other investments and engage in certain other activities related to the foregoing.

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

In connection with ABL Amendment No. 3, the Company has incurred fees to the participating lenders and other costs of approximately $600, recorded as debt issuance costs. These costs will be amortized as interest expense over the remaining term of the ABL Facility.

Second Supplemental Indenture to Senior Subordinated Notes Indenture

On August 7, 2013, the Company entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”), among Nexeo Solutions, LLC, as Issuer, Nexeo Solutions Finance Corporation, as the Co-Issuer, the Company and Sub Holdings, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), relating to the Company’s 8.375% Senior Subordinated Notes due 2018 (the “Notes”), which amends the Senior Subordinated Notes Indenture, dated March 9, 2011, among the Issuer, the Co-Issuer, the Guarantors party thereto from time to time and the Trustee (together with the First Supplemental Indenture, dated March 31, 2011, the “Indenture”).

The Second Supplemental Indenture amends the Indenture to provide that, in connection with a merger of the Company or Sub Holdings into, or a sale of substantially all of the assets of the Company or Sub Holdings to, the Issuer or a Subsidiary Guarantor (as defined in the Indenture), the Issuer or any Subsidiary Guarantor will not be required to (i) assume the obligations of the Company or Sub Holdings or (ii) succeed to, and be substituted for, the Company or Sub Holdings under the Indenture and any guarantee by any Guarantor of the Issuer’s obligations under the Indenture and the Notes.

11. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company in the U.S. are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions, as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. A version of the 401(k) plan is also available for qualifying employees of the Company in our foreign subsidiaries. The Company contributed a total of $3,054 and $9,156 to the defined contribution plan in the three and nine months ended June 30, 2013, respectively, and $3,117 and $9,520 for the three and nine months ended June 30, 2012, respectively. Of the above contributions to the plan, $2,042 and $6,085 in the three and nine months ended June 30, 2013, respectively, and $2,003 and $6,094 for the three and nine months ended June 30, 2012, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to Directors, certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. Fifty percent of the Series B units will vest twenty percent annually over a five year period (“Time-Based Units”), and fifty percent of the Series B units will become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. The Company recognizes equity-based compensation cost related to the Time-Based Units as expense ratably on a straight-line basis over the requisite service period. Performance-Based Units are expensed over the requisite service period based on achievement of the performance criteria.

The following table summarizes Equity Plan activity during the nine months ended June 30, 2013:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2012	26,855,455	$0.33
Granted	10,662,423	0.32
Forfeited/Cancelled	(2,110,000)	0.32
Outstanding at June 30, 2013	35,407,878	$0.32

During the three and nine months ended June 30, 2013, 1,300,455 and 3,178,455 Series B units vested, respectively, which had a total fair value of approximately of $422 and $1,039, respectively. These amounts exclude Series B units vested and subsequently cancelled within the same period.

In December 2012, the Board of Directors approved revisions to the pre-established EBITDA targets for certain future fiscal years primarily to account for the impact of the acquisition by the China joint venture. The Company accounted for the revisions as a modification of all the unvested Performance-Based Units outstanding as of the modification date. The modification did not change the Company’s expectations of whether the Performance-Based Units will ultimately vest and did not result in the recognition of compensation cost during the current period. The Company will recognize compensation cost for the unvested Performance-Based Units, based on the new fair value per unit as of the modification date, which remained at $0.33 per unit, at the time it deems the achievement of the performance criteria is probable. The fair value of the unvested Performance-Based Units at the modification date was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of

(1) expected term between five and six years, (2) expected price volatility of 60.7%, (3) a risk-free interest rate of 0.65% and (4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

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

The Company recognized expense of $276 and $1,091 during the three and nine months ended June 30, 2013, respectively and $327 and $1,558 during the three and nine months ended June 30, 2012, respectively. There was no expense recognized during the three and nine months ended June 30, 2013 related to Performance-Based Units. The expense recognized during the three and nine months ended June 30, 2012 includes the expense related to the accelerated vesting described above. Expenses related to the restricted equity plan are recorded as a component of selling, general and administrative expenses.

12. Commitments, Contingencies and Litigation

Environmental Remediation

Due to the nature of its business, the Company is subject to various laws and regulations pertaining to the environment and to the manufacture, sale, transportation and disposal of hazardous materials. These laws pertain to, among other things, air and water, the management of solid and hazardous wastes, transportation, and human health and safety.

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

Other Contingencies

On October 29, 2012, Hurricane Sandy caused significant damage to certain of the Company’s facilities and disrupted business in the northeastern part of the U.S. For the nine months ended June 30, 2013, the Company recorded approximately $900 in estimated losses in connection with this event, primarily associated with property damage (there were no material charges incurred during the three months ended June 30, 2013). This amount is included in operating expenses in the condensed consolidated statement of operations. The Company has not experienced a significant adverse effect on its operations due to the property damage nor has its commercial business with customers or suppliers experienced any interruptions or other ‘business continuity’ issues. The Company maintains standard insurance against catastrophic losses, which are subject to a deductible. The Company has assessed damages and insurance coverage related to this event and determined its losses do not exceed the applicable deductible.

On November 16, 2012, a facility owned by the Company in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal that services the Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. The Company is utilizing other locations to service its Chemicals customers in the region. For the three and nine months ended June 30, 2013, the Company recorded approximately $643 and $4,985, respectively, in estimated losses in connection with this event, primarily associated with property damage. These losses are included in operating expenses in the condensed consolidated statement of operations. These losses are net of certain insurance proceeds received to date of $592. The Company is in the final stages of assessing damages and insurance coverage related to this event and believes it will be able to recover losses in excess of the applicable deductible. As of June 30, 2013, the Company has not recorded any receivables from insurance recoveries that may be received in the future.  Preliminary indications from the Company’s insurance carrier indicate that the insurance proceeds may be in excess of book value of certain assets that were destroyed in the fire.  Under certain circumstances, insurance recoveries received in excess of book value, if any, may be recorded as a gain in future periods.

Subsequent to the fire incident mentioned above, the Garland facility was inspected by representatives of the United States Environmental Protection Agency (“EPA”) who advised the Company that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised the Company that it is currently evaluating an enforcement action against the Company and will likely seek payment of a fine and certain changes in facility operations.

13. Income Taxes

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings made an insignificant amount of tax distributions during the three and nine months ended June 30, 2013. Additionally, during the same period, Holdings received an insignificant amount of refunds on certain tax distributions previously made. Holdings made tax distributions of $1,619 and $11,447 during the three and nine months ended June 30, 2012, respectively. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Income tax expense was $1,885 for the three months ended June 30, 2013 compared to $766 for the three months ended June 30, 2012. The current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances. The prior period tax expense primarily relates to additional foreign income tax accruals on profitable European operations. The tax expense for the three months ended June 30, 2013 reflects an effective tax rate of 28%.

Income tax expense was $3,714 for the nine months ended June 30, 2013 compared to $1,699 for the nine months ended June 30, 2012. The current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances. The prior period tax expense primarily relates to additional foreign income tax accruals on profitable European operations, increased valuation allowances on foreign losses, reductions in the anticipated tax rate on deferred tax assets, and increased U.S. profits. The tax expense for the nine months ended June 30, 2013 reflects an effective tax rate of 76%.

For the period ended June 30, 2013 and 2012, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method. Due to the on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections by legal entity of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

At June 30, 2013 and September 30, 2012, a valuation allowance of $3,248 and $2,875, respectively, was recorded related to certain deferred tax assets, which are primarily associated with foreign net operating losses. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at June 30, 2013, management believes it is more likely than not that a significant portion of its deferred tax assets will not be realized.

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

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem. Accordingly, the consolidated results of operations for the three and nine months ended June 30, 2013 include the results of the acquired operations since that date. Nexeo Plaschem operates in three of the four lines of business mentioned above. For the nine months ended June 30, 2013, approximately 38%, 56% and 6% of Nexeo Plaschem’s total sales and operating revenues were related to the Chemicals, Plastics and Composites lines of business, respectively.

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

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload (or small package) quantities, primarily in North America and Asia. The line of business serves a broad cross section of industrial segments, with a focus on certain end markets to include performance coatings (paints, inks and adhesives), chemicals manufacturing, oil and gas, household industrial ingredients, lubricants and personal care.

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

Other. The Composites line of business serves a broad cross section of industrial segments, with a focus on certain end markets to include cast polymer, corrosion, marine, building and construction and other specialty reinforcement industries through distribution facilities located throughout North America. The line of business primarily supplies mixed truckload and less-than-truckload quantities of polyester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to its customers in North America. The line of business also supplies certain resin products to customers in Asia. The Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide hazardous and nonhazardous waste collection, recovery, recycling and disposal services. These environmental services are offered through a North American network of distribution centers, including several transfer facilities that have been fully permitted by the United States Environmental Protection Agency.

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

Summarized financial information relating to the Company’s segments is as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2013		June 30, 2012
SALES AND OPERATING REVENUES
Chemicals	$531,277	$1,481,392	$488,933	$1,411,918
Plastics	519,146	1,460,338	446,187	1,274,524
Other	106,269	326,226	116,734	333,799
Total sales and operating revenues	$1,156,692	$3,267,956	$1,051,854	$3,020,241
GROSS PROFIT
Chemicals	$46,237	$124,904	$46,980	$125,845
Plastics	40,362	121,878	36,399	104,484
Other	12,962	39,370	14,291	40,582
Total gross profit	99,561	286,152	97,670	270,911
Selling, general & administrative	76,507	232,824	79,219	230,513
Transaction related costs	501	6,014	804	4,904
TOTAL OPERATING INCOME	22,553	47,314	17,647	35,494
Other income	162	1,400	823	1,747
Interest income (expense):
Interest income	144	386	62	245
Interest expense	(16,082)	(44,241)	(11,165)	(33,984)
INCOME BEFORE INCOME TAX	6,777	4,859	7,367	3,502
Income tax expense	1,885	3,714	766	1,699
NET INCOME	4,892	1,145	6,601	1,803
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(597)	(650)	—	—
NET INCOME ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$4,295	$495	$6,601	$1,803

	June 30, 2013	September 30, 2012
IDENTIFIABLE ASSETS
Chemicals	$512,122	$446,647
Plastics	599,771	475,607
Other	118,939	107,988
Total identifiable assets by segment	1,230,832	1,030,242
Unallocated assets	390,723	452,283
Total assets	$1,621,555	$1,482,525

	June 30, 2013	September 30, 2012
GOODWILL BY SEGMENT
Chemicals	$92,888	$79,953
Plastics	98,866	60,999
Other	26,682	26,682
Total Goodwill	$218,436	$167,634

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012
North America	$926,110	$2,652,517	$913,404	$2,603,411
EMEA	148,341	440,347	136,045	411,298
Asia	82,241	175,092	2,405	5,532
Total	$1,156,692	$3,267,956	$1,051,854	$3,020,241

15. Derivatives

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275,000 to help manage the Company’s exposure to interest rate risk related to its variable rate Term Loan Facility. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

During the three and nine months ended June 30, 2013, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $189 and $569, respectively, which were recorded in interest expense. During the three and nine months ended June 30, 2012, the Company reclassified into and recognized in income a realized loss on the interest rate swaps of $136 and $307, respectively. During the three and nine months ended June 30, 2013, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of $571 and $931, respectively, which were recorded in other comprehensive income. During the three and nine months ended June 30, 2012, the Company recorded an unrealized loss on the interest rate swaps (net of reclassifications into income) of $996 and $1,638, respectively. At June 30, 2013, approximately $722 in unrealized losses are expected to be realized within the next twelve months.

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

The Company’s financial instruments recorded at fair value on a recurring basis related solely to its interest rate swaps. The Company recorded $679 in “accrued expenses and other liabilities” and $290 in “other non-current liabilities” on the consolidated balance sheet at June 30, 2013 related to these instruments. The Company recorded $696 in “accrued expenses and other liabilities” and $1,195 in “other non-current liabilities” on the consolidated balance sheet at September 30, 2012 related to these instruments.

During the nine months ended June 30, 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem approximate fair value due to the short-term maturity of those instruments.

The carrying values of the ABL Facility and Term Loan Facility approximate fair value primarily due to the variable rate of interest paid. The estimated fair values of the ABL Facility and Term Loan Facility are classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the long-term senior subordinated notes was approximately $177,657 at June 30, 2013 and $174,431 at September 30, 2012, including accrued interest of $4,845 and $1,181, respectively. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs.

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the Securities and Exchange Commission. The condensed consolidating financial statements reflect the Company’s financial position at June 30, 2013 and September 30, 2012; the results of operations and items of comprehensive loss for the three and nine months ended June 30, 2013 and 2012, and cash flows for the nine months ended June 30, 2013 and 2012.

As a result of the Ashland Distribution Acquisition, on March 31, 2011, Solutions and its wholly owned subsidiary, Nexeo Solutions Finance Corporation (the Issuers), issued $175,000 in aggregate principal amount of senior subordinated notes. The notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holdings. The guarantees are subject to release under certain customary defeasance provisions. Solutions is also the primary borrower under the Term Loan Facility and the ABL Facility, which are guaranteed by Holdings and Sub Holdings. The Co-issuer also is a guarantor under the Term Loan Facility.

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

The Co-Issuer is a wholly owned finance subsidiary of Solutions, which jointly and severally issued the securities. Sub Holdings has no independent operations and minimal assets. Consequently, separate financial information of Sub Holdings is not presented. The remaining subsidiaries (“Non-Guarantor Subsidiaries”) are not guarantors of the notes. The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$44	$—	$8,236	$43,518	$—	$51,798
Accounts and notes receivable, net	—	—	438,303	203,480	—	641,783
Inventories	—	—	275,311	106,421	—	381,732
Intercompany advances	2,916	—	—	—	(2,916)	—
Other current assets	—	—	12,148	17,824	—	29,972
Total current assets	2,960	—	733,998	371,243	(2,916)	1,105,285
Property, plant and equipment, net	—	—	181,549	14,863	—	196,412
Goodwill and other intangibles, net	—	—	177,619	111,072	—	288,691
Other non-current assets	—	—	30,666	501	—	31,167
Intercompany advances	—	—	143,770	—	(143,770)	—
Investment in subsidiaries	369,153	—	125,461	—	(494,614)	—
Total assets	$372,113	$—	$1,393,063	$497,679	$(641,300)	$1,621,555
Liabilities & Members’ Equity
Current Liabilities
Short term debt, current portion of long-term debt and capital lease obligations, net	$—	$—	$5,007	$42,815	$—	$47,822
Intercompany advances	—	—	2,916	—	(2,916)	—
Accounts payable, accrued expenses and other liabilities	—	—	342,414	137,082	—	479,496
Total current liabilities	—	—	350,337	179,897	(2,916)	527,318
Long-term debt	—	—	664,158	9,447	—	673,605
Other non-current liabilities	—	—	9,415	4,558	—	13,973
Intercompany advances	—	—	—	143,770	(143,770)	—
Total liabilities	—	—	1,023,910	337,672	(146,686)	1,214,896
Redeemable noncontrolling interest	—	—	—	34,546	—	34,546
Members’ Equity
Member interests	493,809	—	490,769	153,562	(644,331)	493,809
Accumulated deficit	(104,678)	—	(104,642)	(6,473)	111,115	(104,678)
Accumulated other comprehensive loss	(17,018)	—	(16,974)	(21,628)	38,602	(17,018)
Total members’ equity	372,113	—	369,153	125,461	(494,614)	372,113
Total liabilities and members’ equity	$372,113	$—	$1,393,063	$497,679	$(641,300)	$1,621,555

Condensed Consolidating Balance Sheets at September 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$158	$—	$15,058	$120,119	$—	$135,335
Accounts and notes receivable, net	—	—	402,865	154,306	—	557,171
Inventories	—	—	250,657	60,154	—	310,811
Intercompany advances	1,836	—	2,826	—	(4,662)	—
Other current assets	—	—	10,625	3,428	—	14,053
Total current assets	1,994	—	682,031	338,007	(4,662)	1,017,370
Property, plant and equipment, net	—	—	180,665	17,197	—	197,862
Goodwill and other intangibles, net	—	—	182,103	55,074	—	237,177
Other non-current assets	—	—	29,693	423	—	30,116
Intercompany advances	—	—	125,224	—	(125,224)	—
Investment in subsidiaries	396,321	—	143,811	—	(540,132)	—
Total assets	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525
Liabilities & Members’ Equity
Current Liabilities
Current portion of long-term debt and capital lease obligations, net	$—	$—	$3,369	$—	$—	$3,369
Intercompany advances	35	—	1,836	2,791	(4,662)	—
Accounts payable and accrued expenses	1	—	354,085	103,559	—	457,645
Total current liabilities	36	—	359,290	106,350	(4,662)	461,014
Long-term debt	—	—	578,257	22,376	—	600,633
Other non-current liabilities	—	—	9,659	2,788	—	12,447
Intercompany advances	—	—	—	125,224	(125,224)	—
Total liabilities	36	—	947,206	256,738	(129,886)	1,074,094
Redeemable noncontrolling interest	—	—	—	10,152	—	10,152
Members’ Equity
Member interests	492,540	—	490,495	156,763	(647,258)	492,540
Retained earnings (accumulated deficit)	(81,689)	—	(81,663)	7,648	74,015	(81,689)
Accumulated other comprehensive loss	(12,572)	—	(12,511)	(20,600)	33,111	(12,572)
Total members’ equity	398,279	—	396,321	143,811	(540,132)	398,279
Total liabilities and members’ equity	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$845,655	$311,037	$—	$1,156,692
Cost of sales and operating expenses	—	—	767,399	289,732	—	1,057,131
Gross profit	—	—	78,256	21,305	—	99,561
Selling, general and administrative expenses and transaction related costs	2	—	61,828	15,178	—	77,008
Operating income (loss)	(2)	—	16,428	6,127	—	22,553
Other income (expense):
Interest expense, net	—	—	(15,119)	(819)	—	(15,938)
Equity in earnings of subsidiaries	4,894	—	3,669	—	(8,563)	—
Other income	—	—	149	13	—	162
Income before income taxes	4,892	—	5,127	5,321	(8,563)	6,777
Income tax expense	—	—	233	1,652	—	1,885
Net income	4,892	—	4,894	3,669	(8,563)	4,892
Net income attributable to noncontrolling interest	(597)	—	(597)	(597)	1,194	(597)
Net income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$4,295	$—	$4,297	$3,072	$(7,369)	$4,295

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$4,892	$—	$4,894	$3,669	$(8,563)	$4,892
Unrealized foreign currency translation gain (loss)	(531)	—	(531)	3,043	(2,512)	(531)
Unrealized gain on interest rate hedges	571	—	571	—	(571)	571
Other comprehensive income	40	—	40	3,043	(3,083)	40
Total comprehensive income	4,932	—	4,934	6,712	(11,646)	4,932
Comprehensive income attributable to noncontrolling interest	(714)	—	(714)	(714)	1,428	(714)
Total comprehensive income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$4,218	$—	$4,220	$5,998	$(10,218)	$4,218

Condensed Consolidating Statements of Operations

For the Nine Months Ended June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$2,412,843	$855,113	$—	$3,267,956
Cost of sales and operating expenses	—	—	2,186,173	795,631	—	2,981,804
Gross profit	—	—	226,670	59,482	—	286,152
Selling, general and administrative expenses and transaction related costs	10	—	194,135	44,693	—	238,838
Operating income (loss)	(10)	—	32,535	14,789	—	47,314
Other income (expense):
Interest expense, net	—	—	(41,763)	(2,092)	—	(43,855)
Equity in earnings of subsidiaries	1,155	—	10,010	—	(11,165)	—
Other income	—	—	793	607	—	1,400
Income before income taxes	1,145	—	1,575	13,304	(11,165)	4,859
Income tax expense	—	—	420	3,294	—	3,714
Net income	1,145	—	1,155	10,010	(11,165)	1,145
Net income attributable to noncontrolling interest	(650)	—	(650)	(650)	1,300	(650)
Net income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$495	$—	$505	$9,360	$(9,865)	$495

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Nine Months Ended June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$1,145	$—	$1,155	$10,010	$(11,165)	$1,145
Unrealized foreign currency translation gain (loss)	(5,117)	—	(5,134)	(768)	5,902	(5,117)
Unrealized gain on interest rate hedges	931	—	931	—	(931)	931
Other comprehensive loss	(4,186)	—	(4,203)	(768)	4,971	(4,186)
Total comprehensive income (loss)	(3,041)	—	(3,048)	9,242	(6,194)	(3,041)
Comprehensive income attributable to noncontrolling interest	(910)	—	(910)	(910)	1,820	(910)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(3,951)	$—	$(3,958)	$8,332	$(4,374)	$(3,951)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$835,473	$216,381	$—	$1,051,854
Cost of sales and operating expenses	—	—	751,298	202,886	—	954,184
Gross profit	—	—	84,175	13,495	—	97,670
Selling, general and administrative expenses and transaction related costs	3	—	78,491	1,529	—	80,023
Operating income (loss)	(3)	—	5,684	11,966	—	17,647
Other income (expense):
Interest expense, net	—	—	(10,893)	(210)	—	(11,103)
Equity in earnings of subsidiaries	6,604	—	10,703	—	(17,307)	—
Other income	—	—	660	163	—	823
Income before income taxes	6,601	—	6,154	11,919	(17,307)	7,367
Income tax expense (benefit)	—	—	(450)	1,216	—	766
Net income	6,601	—	6,604	10,703	(17,307)	6,601
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$6,601	$—	$6,604	$10,703	$(17,307)	$6,601

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$6,601	$—	$6,604	$10,703	$(17,307)	$6,601
Unrealized foreign currency translation loss	(8,911)	—	(8,911)	(14,760)	23,671	(8,911)
Unrealized loss on interest rate hedges	(996)	—	(996)	—	996	(996)
Other comprehensive loss	(9,907)	—	(9,907)	(14,760)	24,667	(9,907)
Total comprehensive loss	(3,306)	—	(3,303)	(4,057)	7,360	(3,306)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—
Total comprehensive loss attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(3,306)	$—	$(3,303)	$(4,057)	$7,360	$(3,306)

Condensed Consolidating Statements of Operations for the Nine Months Ended June 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$2,375,168	$645,000	$73	$3,020,241
Cost of sales and operating expenses	—	—	2,148,701	600,556	73	2,749,330
Gross profit	—	—	226,467	44,444	—	270,911
Selling, general and administrative expenses and transaction costs	17	—	198,858	36,542	—	235,417
Operating income (loss)	(17)	—	27,609	7,902	—	35,494
Other income (expense):
Interest expense, net	—	—	(32,988)	(751)	—	(33,739)
Equity in earnings of subsidiaries	1,820	—	5,361	—	(7,181)	—
Other income	—	—	2,130	(383)	—	1,747
Income before income taxes	1,803	—	2,112	6,768	(7,181)	3,502
Income tax expense	—	—	292	1,407	—	1,699
Net income	1,803	—	1,820	5,361	(7,181)	1,803
Net income attributable to noncontrolling interest	—	—	—	—	—	—
Net income attributable to Nexeo Solutions Holdings, LLC	$1,803	$—	$1,820	$5,361	$(7,181)	$1,803

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended June 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$1,803	$—	$1,820	$5,361	$(7,181)	$1,803
Unrealized foreign currency translation loss	(8,585)	—	(8,585)	(18,281)	26,866	(8,585)
Unrealized loss on interest rate hedges	(1,638)	—	(1,638)	—	1,638	(1,638)
Other comprehensive loss	(10,223)	—	(10,223)	(18,281)	28,504	(10,223)
Total comprehensive loss	(8,420)	—	(8,403)	(12,920)	21,323	(8,420)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—
Total comprehensive loss attributable to Nexeo Solutions, LLC and subsidiaries	$(8,420)	$—	$(8,403)	$(12,920)	$21,323	$(8,420)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$108	$—	$(46,162)	$(41,365)	$(0)	$(87,419)
Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(20,875)	(575)	—	(21,450)
Proceeds from disposal of property, plant and equipment	—	—	747	1,527	—	2,274
Acquisition of Beijing Plaschem’s operations	—	—	—	(57,908)	—	(57,908)
Investment in subsidiary	—	—	(3,000)	—	3,000	—
Net cash used in investing activities	—	—	(23,128)	(56,956)	3,000	(77,084)
Cash Flows From Financing Activities
Proceeds from sale of membership interest	365	—	—	—	—	365
Repurchases of member units	(203)	—	—	—	—	(203)
Member tax (distributions)/refunds	16	—	—	—	—	16
Proceeds from short-term debt	—	—	—	43,048	—	43,048
Repayments of short-term debt	—	—	—	(601)	—	(601)
Investment from parent	—	—	—	3,000	(3,000)	—
Transfers to/from affiliates	(400)	—	(17,318)	17,718	—	—
Payments on short-term obligation associated with the acquisition of Beijing Plaschem’s operations	—	—	—	(26,866)	—	(26,866)
Proceeds from the issuance of long-term debt, net of discount	—	—	673,466	158,966	—	832,432
Repayment of long-term debt	—	—	(586,831)	(170,876)	—	(757,707)
Payment of debt issuance costs	—	—	(6,849)	—	—	(6,849)
Net cash provided by financing activities	(222)	—	62,468	24,389	(3,000)	83,635
Effect of exchange rate changes on cash	—	—	—	(2,669)	—	(2,669)
Increase (Decrease) in Cash	(114)	—	(6,822)	(76,601)	(0)	(83,537)
Beginning Cash Balance	158	—	15,058	120,119	—	135,335
Ending Cash Balance	$44	$—	$8,236	$43,518	$(0)	$51,798

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended June 30, 2012(1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by operations	$402	$—	$24,904	$18,268	$—	$43,574
Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(18,239)	(942)	—	(19,181)
Proceeds from disposal of property, plant and equipment	—	—	640	372	—	1,012
Net cash used in investing activities	—	—	(17,599)	(570)		(18,169)
Cash Flows From Financing Activities
Proceeds from sale of membership interest	865	—	—	—	—	865
Repurchases of member units	(400)	—	—	—	—	(400)
Member tax distributions	(11,447)	—	—	—	—	(11,447)
Transfer to/from affiliate	11,447	—	(11,447)	—	—	—
Proceeds from the issuance of long-term debt, net of discount	—	—	335,800	23,000	—	358,800
Repayment of long-term debt and capital lease payments	—	—	(332,311)	(23,000)	—	(355,311)
Net cash used in financing activities	465	—	(7,958)	—	—	(7,493)
Effect of exchange rate changes on cash	—	—	605	(2,946)	—	(2,341)
Increase in Cash	867	—	(48)	14,752	—	15,571
Beginning Cash Balance	1	—	7,972	37,016	—	44,989
Ending Cash Balance	$868	$—	$7,924	$51,768	$—	$60,560

(1)         The Company has revised the condensed consolidating statement of cash flows for the nine months ended June 30, 2012 to reclassify an intercompany cash transfer of $11,447 from Solutions to Holdings from operating activities to financing activities. The Company does not believe that the revision to this disclosure is material to the prior year’s condensed consolidating financial information.

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

The terms “Nexeo Solutions Holdings,” “the Company,” “we,” “us,” “our,” “Nexeo” and similar terms in this report refer to Nexeo Solutions Holdings, LLC and its consolidated subsidiaries. The term “Holdings” refers only to Nexeo Solutions Holdings, LLC, a Delaware limited liability company that owns 100% of the issued and outstanding capital stock of Nexeo Solutions, LLC, a Delaware limited liability company. Holdings has no significant assets or operations other than its ownership of Nexeo Solutions, LLC. The operations of Nexeo Solutions, LLC and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

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

Operational and Financial Highlights

Important recent events and accomplishments include the following:

•                          Effective August 5, 2013, we amended certain provisions of the Term Loan Facility and the ABL Facility, including to permit Holdings and Sub Holdings, on a joint and several basis with Solutions, to become co-borrowers in respect of any future incremental term loans under the Term Loan Facility and to be co-borrowers under a new sub-facility under the ABL Facility, with the proceeds of the loans made under such sub-facility permitted to be used for certain permitted investments, working capital requirements and debt service obligations of Holdings, Sub Holdings and Solutions. The amendments also provide additional covenant flexibility. See Note 10 to our condensed consolidated financial statements.

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

China Joint Venture

In September 2012, we formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem. We own 60% of the joint venture, hold 75% of the seats of Nexeo Plaschem’s board and exercise control over the entity. We consolidate the operations of the joint venture and reflect the 40% we do not own as a contingently redeemable noncontrolling interest (see discussion below). During October 2012, we funded three intercompany loans to the joint venture, all denominated in U.S. dollars, totaling $50.0 million. During October and November 2012, Nexeo Plaschem entered into two local short-term credit line agreements to fund its working capital requirements. The total credit availability under these agreements is RMB 340.0 million (approximately $54.4 million). The revolving credit facilities at Nexeo Plaschem are currently supported with letters of credit drawn on our ABL Facility.

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364 million (approximately $57.9 million) paid at closing and a payable for the value of inventory transferred of approximately RMB 163.3 million (approximately $26.0 million). The inventory payable was due in installments and it was paid in full during the third quarter of fiscal year 2013. Additionally, we finalized the purchase price allocation during the third quarter of fiscal year 2013.

We have the opportunity, and in certain situations, the obligation, to acquire the remaining 40% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps for cash up to RMB 650 million (approximately $105.7 million at June 30, 2013), if certain conditions are met. The noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to us after meeting certain conditions, including the delivery of the audited financials for the years ended December 31, 2012 and December 31, 2013, for a cash payment that could range from the minimum amount required under PRC law for transfer of the joint venture interest up to RMB 500 million (approximately $81.3 million at June 30, 2013). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of calendar year 2013. At June 30, 2013, none of the required conditions that could trigger the exercise of these rights and obligations have been met. The noncontrolling shareholders’ exercise of the unrestricted right to sell their entire remaining interest in the joint venture is outside of our control, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet. The Nexeo Plaschem contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the contingently redeemable noncontrolling interest is increased to the estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and it becomes probable that the shareholders will exercise their unrestricted right to sell all or part of their remaining interest in the joint venture to us. During the nine month period ended June 30, 2013, the Company determined that it was probable that the shareholders will exercise their unrestricted right to sell all of their remaining interest in the joint venture to us and adjusted the carrying value to the corresponding redemption value as of June 30, 2013.

We plan to fund any subsequent purchases of equity interests in the joint venture with a combination of operating cash flow and additional debt. In the future, anticipated to be before the end of fiscal year 2014, one of the shareholders of Beijing Plaschem is expected to make an equity investment in us of RMB 25.0 million (approximately $4.1 million at June 30, 2013).

Other Developments

On November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal that services our Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. We continue to utilize other locations to service our Chemicals customers in the region, and we have not experienced a significant impact to our commercial operations as a result of the fire. We maintain standard insurance against catastrophic losses, which are subject to a deductible. For the three and nine months ended June 30, 2013, we have recorded approximately $0.6 million and $5.0 million, respectively, in estimated losses, primarily associated with property damage and additional operating costs incurred to service our customers. These losses are included in operating expenses in our condensed consolidated statement of operations and are net of insurance proceeds received to date of $0.6 million. We are in the final stages of assessing damages and insurance coverage and we believe we will be able to recover all losses in excess of the applicable deductible. As of June 30, 2013, we have not recorded any receivables from insurance recoveries that may be received in the future.  Preliminary indications from our insurance carrier indicate that the insurance proceeds may be in excess of book value of certain assets that were destroyed in the fire.  Under certain circumstances, insurance recoveries received in excess of book value, if any, may be recorded as a gain in future periods.  We intend to repair or rebuild the loading rack terminal with the expected insurance proceeds.

Subsequent to the fire, the Garland facility was inspected by representatives of the EPA who advised us that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised us that it is currently evaluating an enforcement action against us and will likely seek payment of a fine and certain changes in facility operations.

On October 29, 2012, Hurricane Sandy caused significant damage to certain of our facilities and disrupted business in the northeastern part of the U.S. For the nine months ended June 30, 2013, we have recorded approximately $0.9 million in estimated losses in connection with this event, primarily associated with property damage (there were no material charges incurred during the three months ended June 30, 2013). This amount is included in operating expenses in our condensed consolidated statement of operations. We have not experienced a significant adverse effect on our operations due to our property damage nor has our commercial business with customers or suppliers experienced any interruptions or other ‘business continuity’ issues. We have assessed damages and insurance coverage and our losses do not exceed the applicable deductible.

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

Certain Factors Affecting Comparability to Prior Period Financial Results

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem. Accordingly, the consolidated results of operations for the three and nine months ended June 30, 2013 include the results of the acquired operations since that date as well as certain effects of the acquisition, as described further below under “Results of Operations”. Nexeo Plaschem operates in three of our four lines of business. For the nine months ended June 30, 2013, approximately 38%, 56% and 6% of Nexeo Plaschem’s total sales and operating revenues were related to the Chemicals, Plastics and Composites lines of business, respectively.

We were formed on November 4, 2010 to acquire the Distribution Business from Ashland. During the period in which we built our internal capabilities, we were reliant on Ashland to provide administrative functions under a transition services agreement (“TSA”). We exited nearly all services provided under the TSA prior to the end of the fourth quarter of fiscal year 2012. Ashland still provides some back office support functions in locations outside the United States as well as office space in certain locations. We have through March 2014 to exit the remaining services provided under the TSA with Ashland. We paid Ashland approximately $0.1 million and $0.6 million for transition services for the three and nine months ended June 30, 2013, respectively. We paid Ashland approximately $5.8 million and $21.9 million for transition services for the three and nine months ended June 30, 2012, respectively.

Outlook

The chemicals, plastics, composites, and environmental services industries in which we compete encompass a large, highly fragmented, and complex market environment. These industries combined include hundreds of thousands of products across a range of technical categories. For the chemicals industry, these categories include organic and inorganic chemicals, monomers and polymers and specialty chemicals. For the plastics industry, these categories include primary plastics and engineered thermoplastics. For the composites industry, these categories include glass and natural fiber composite materials widely used in a broad spectrum of manufacturing industries, and lightweight and high-performance composite materials. Industrial applications for all categories span nearly every sector of the global economy. These products are manufactured by large and medium-sized multinational corporations in all major geographies and delivered to hundreds of thousands of large, medium, and small customers globally.

According to industry research, the global chemical distribution channel in which we participate comprises, on average across all geographies, 10% of the total manufactured product delivered. This “total available market” (or “TAM”) refers to the amount of product sold by chemical, plastics, and composites suppliers into a market and comprises both the amount sold directly by the suppliers and the amount sold through their distribution channel (or “DTAM”) by third party distributors such as Nexeo. These suppliers leverage their distribution partners to handle the complexity of servicing the small and mid-size customer base while providing adequate technical product expertise. Based on industry data for the chemicals, plastics and composites industries, we have estimated the TAM across all industries we serve to be approximately $4 trillion, and DTAM to be in the range of $380 - $400 billion, globally. In addition to natural macroeconomic-led organic market growth in DTAM, growth in DTAM is primarily driven by decisions made by suppliers to “turnover” an ever greater share of business they service directly to third party distributors. By creating and executing superior, customer-centric service and solutions capabilities, distributors can influence the decision by suppliers to increase turnover business. All of our lines of business aggressively pursue supplier turnover opportunities on an ongoing basis.

Adding to the complexity of this market environment is the increasing demand by customers for customer-specific solutions. These solutions are generally comprised of three essential components: products, value-added services (e.g. blending, packaging, other special handling) and special logistics requirements (e.g., 24x7 delivery capability). As a result, suppliers face this increasing complexity and are increasingly choosing to leverage distributors like us who possess the broad range of product, service and logistics capabilities that are becoming the vital links in the value chain.  As a leader in the global chemicals, plastics, composites and environmental services distribution market space, we distribute thousands of products across this diverse set of industries and end markets. As a consequence, our business is subject to broad, global and/or regional macroeconomic factors that affect the business environment of our chosen end markets and the lines of business. These factors include:

•   general state of the economy, specifically inflationary or deflationary pricing trends and GDP growth rates;

•   unemployment levels;

•   government regulation / change in governments;

•   fiscal and monetary policies of governments, including import and export tariffs, duties, and other taxes;

•   general income growth and the consumption rates of products; and

•   rates of technological change specific to our chosen industries.

We monitor these factors routinely for both strategic and operational impacts. Our operations are most generally impacted by regional market price fluctuations of primary raw materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. Market price fluctuations of these primary raw materials impacts directly the production decisions of our product suppliers, specifically, the capacity they choose to make available for production of the various products we distribute for them, and correspondingly the market price for those products.

Nexeo’s average selling prices rise in inflationary environments as producers continuously raise the market prices of the products that we distribute. The reverse is true in deflationary price environments. During inflationary periods our customers maximize the amount of inventory they carry in anticipation of even higher prices, and consequently this environment of excess demand favorably impacts our volumes sold, total revenues and gross profit due to the lag between rising prices and our cost of goods sold. Deflationary forces, on the other hand, create an environment of overcapacity driving market prices of products downward and we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit gross margins.

We remain focused on the initiatives we launched in the two previous fiscal years to enhance growth and profitability, including:

•   leveraging our centralized business model by more closely aligning our customer service functions with our lines of business to significantly enhance customer service;

•   improving our pricing methodologies to reflect market conditions and optimize margins;

•   enhancing the processes and tools used by our sales force to increase productivity and provide them with a much greater opportunity to enjoy the success of our incentive programs;

•   expanding our footprint globally by focusing on core end markets within each line of business that we believe will grow faster than the overall market and that will differentiate us from our competitors; and

•   attracting and retaining the talent we need to create new capabilities within our company.

Current Regional Macroeconomic Impacts to Nexeo Operations

We currently distribute products in North America; Europe, primarily Western European countries; and Asia, primarily China.  The global economic recovery is mixed across the key regions where Nexeo competes. The growth rate in emerging markets is expected to moderate somewhat, but still easily outpace the developed regions. In addition, Brent crude oil prices traded within a band of $100 — $106 per barrel during the three months ended June 30, 2013, with geopolitical concerns continuing to keep upward pressure on these prices which otherwise may tend to move downward with overall sluggish macroeconomic conditions. Oil prices and movements are a particularly important metric for our business as petroleum-based feedstocks are the primary input to the vast majority of chemical and plastics based products. Additionally, as a logistics provider, oil prices can significantly impact our transportation and delivery costs.

North America

We anticipate that the North American recovery will continue, but will occur over a much longer time period than we originally thought, with higher industrial activity and higher levels of employment occurring very slowly compared to historical norms. Real GDP growth accelerated in the second quarter of fiscal year. The latest economic indicators for the United States have been broadly positive, suggesting that the economy is likely to have continued slow expansion. Relative to macroeconomic conditions, in the first, third and fourth quarters of fiscal year 2012, we experienced a deflationary pricing environment in both our Chemicals and Plastics lines of business; however, pricing in both lines of business stabilized and generally began to slowly increase near the end of the fourth quarter of fiscal year 2012.  Prices were generally stable during the first half of fiscal year 2013. Near the end of the quarter ending March 31, 2013, prices generally began to decline in both lines of business, with a slightly more pronounced impact in our Plastics line of business. Customer demand patterns have made it difficult for both producers and distributors to raise prices in any meaningful way.

As we enter the last quarter of our fiscal year 2013 and begin fiscal year 2014, we continue to expect the economic recovery to be slow and inconsistent in the near term as economic indicators present conflicting signals regarding the direction of the global economy. Housing market indicators improved in our third quarter of fiscal year 2013; however, industrial production remained flat early in the quarter, and there was a confirmed slight slowdown in both the service and manufacturing sectors during the same period.

Europe

Europe continues to struggle economically.  Relative to macroeconomic conditions, we have generally experienced a deflationary pricing environment in Plastics lines of business for the last several fiscal quarters. While there are pockets of increasing confidence in the macroeconomic fundamentals across the 17-nation economy the prospects of a sustained recovery from the longest recession since the debut of the common currency remains unclear. Large economies, such as France, Germany, Spain and Italy are still reporting very weak macroeconomic statistics.  One encouraging sign has been improving sentiment among European manufacturers because our business is directly related to providing raw materials into these manufacturing sectors — specifically, polymer-based commodity products related to our global Plastics distribution business. However, we expect demand in most European economies to follow an inconsistent recovery pattern as responses to the changing political environment cause additional uncertainty. Forecasts from the European Commission in early May 2013 showed annual euro-zone gross domestic product shrinking in 2013, which follows a similar contraction in 2012, although less pronounced. Growth is anticipated to be slightly higher in calendar year 2014, although weaker than previously projected, in part due to the persistent effects of the constraints discussed above and the expected delays in policy implementation in key areas. It should be noted that actual economic activity could be vastly different than our expectations, particularly given the continued uncertainties in the Eurozone and the fragile state of the U.S. economic recovery.

Asia

Relative to macroeconomic conditions, our China joint venture experienced slight downward pricing pressure in the quarter ended June 30, 2013. China’s economic growth is still among the fastest in the world, and it is likely to remain near or above the 7.5% targeted by central authorities. However, that growth rate is far below the average 10.0% annual growth of the past 20 years, and based on analyst reports could ebb even further. During the three months ended June 30, 2013, China’s economic policy came under fire as the International Monetary Fund (“IMF”) warned of developing credit-related risks in the country as a result of the reliance on state spending, credit, and investment to support economic growth. In addition, certain actions taken by the Chinese government caused short-term volatility in local credit markets, which can affect the trading patterns of our customers and suppliers.

We continue to monitor the exposure of Nexeo Plaschem to such country-related macroeconomic risks. The chemical distribution market in the Asia-Pacific region is one of the fastest-growing markets globally and through Nexeo Plaschem we will continue to invest to grow in that region. Our overall end markets strategy affords us the opportunity to make direct and dedicated investments into those Asia-based end markets that provide not only robust growth opportunities but also the opportunity to hedge investment risk over time.

Results of Operations

Three Month Period Ended June 30, 2013 Compared with Three Month Period Ended June 30, 2012

	Three Months Ended		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Three Month Period Ended
(Dollars in millions)	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2013	June 30, 2012
Sales and operating revenues	$1,156.7	$1,051.9	$104.8	10.0%	100%	100%
Cost of sales and operating expenses	1,057.1	954.2	(102.9)	(10.8)	91.4	90.7
Gross profit	99.6	97.7	1.9	1.9	8.6	9.3
Selling, general and administrative expenses	76.5	79.2	2.7	3.4	6.6	7.5
Transaction related costs	0.5	0.8	0.3	37.5	*	0.1
Operating income	22.6	17.7	4.9	27.7	2.0	1.7
Other income	0.1	0.8	(0.7)	(87.5)	*	0.1
Net interest expense	(15.9)	(11.1)	(4.8)	(43.2)	(1.4)	(1.1)
Income before income taxes	6.8	7.4	(0.6)	(8.1)	0.6	0.7
Income tax expense	1.9	0.8	(1.1)	(137.5)	0.2	0.1

Net income	$4.9	$6.6	$(1.7)	(25.8)%	0.4%	0.6%

*                          not meaningful

Sales and operating revenues and cost of sales and operating expenses

For the three months ended June 30, 2013, sales and operating revenues were $1,156.7 million compared to $1,051.9 million for the three months ended June 30, 2012, an increase of $104.8 million, or 10.0%. The increase in revenues was attributable to the addition of Nexeo Plaschem’s operations, which contributed $80.4 million, as well as an increase in sales volume in both our Plastics and Chemicals lines of business when compared to equivalent operations in the prior period. The increase was partially offset by lower sales volume in our Composites line of business when compared to equivalent operations in the prior period.

Cost of sales and operating expenses for the three months ended June 30, 2013 were $1,057.1 million compared to $954.2 million for the three months ended June 30, 2012, an increase of $102.9 million, or 10.8%, primarily as a result of the addition of Nexeo Plaschem’s operations and an increase in volume as mentioned above. Costs of sales and operating expenses include the effect of the inventory step-up amortization of $0.4 million resulting from the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem, charges incurred in connection with the fire at our Garland facility totaling $0.6 million and other costs totaling $1.2 million primarily associated with a non-recurring settlement of a vendor pricing issue in our Plastics line of business.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $76.5 million compared to $79.2 million for the three months ended June 30, 2012, a decrease of $2.7 million, or 3.4%. Results for the three months ended June 30, 2013 include $1.9 million of expenses related to Nexeo Plaschem’s operations. Excluding Nexeo Plaschem’s operations, the decrease in selling, general and administrative expenses of $4.6 million is primarily due to a decrease in TSA-related expenses of $5.7 million as compared to the same period in 2012, offset by a $0.5 million increase in contract staffing and consulting expenses and a $1.1 million increase in foreign currency exchange losses. Foreign currency exchange losses were primarily driven by exchange fluctuations between the euro and certain European currencies and between the U.S. dollar and the Canadian dollar and Mexican peso.

Transaction related costs

We incurred $0.5 million in transaction related costs for the three months ended June 30, 2013 compared to $0.8 million for the three months ended June 30, 2012, a decrease of $0.3 million, or 37.5%. The costs for the current period relate primarily to legal and consulting fees incurred in connection with the evaluation of potential transactions.

Interest expense

Net interest expense for the three months ended June 30, 2013 was $15.9 million compared to $11.1 million for the three months ended June 30 2012. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility along with the amortization of the costs associated with issuing the debt. The increase in interest expense is primarily due to $175.0 million additional borrowings on the Term Loan Facility in October 2012 and the $1.8 million write-off of unamortized costs associated with the Amendment No.2 to the ABL Facility. See Note 10 to our condensed consolidated financial statements.

Income tax expense

Income tax expense for the three months ended June 30, 2013 was $1.9 million compared to $0.8 million for the three months ended June 30, 2012. The increase in the current period income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances.

Segment Analysis

Three Month Period Ended June, 2013 Compared with Three Month Period Ended June 30, 2012

	Three Months Ended		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Three Month Periods Ended
(Dollars in millions)	June 30, 2013	June 30, 2012	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	June 30, 2013	June 30, 2012
Chemicals
Sales and operating revenues	$531.3	$488.9	$42.4	8.7%	45.9%	46.5%
Gross profit	$46.2	$47.0	$(0.8)	(1.7)%	46.4%	48.1%
Gross profit %	8.7%	9.6%
Plastics
Sales and operating revenues	$519.1	$446.2	$72.9	16.3%	44.9%	42.4%
Gross profit	$40.4	$36.4	$4.0	11.0%	40.6%	37.3%
Gross profit %	7.8%	8.2%
Other
Sales and operating revenues	$106.3	$116.8	$(10.5)	(9.0)%	9.2%	11.1%
Gross profit	$13.0	$14.3	$(1.3)	(9.1)%	13.0%	14.6%
Gross profit %	12.2%	12.3%
Consolidated
Sales and operating revenues	$1,156.7	$1,051.9	$104.8	10.0%	100.0%	100.0%
Gross profit	$99.6	$97.7	$1.9	1.9%	100.0%	100.0%
Gross profit %	8.6%	9.3%

Chemicals

For the three months ended June 30, 2013, sales and operating revenues for the Chemicals line of business increased $42.4 million, or 8.7%, from the same period in the prior year. The revenue increase was primarily attributable to the addition of Nexeo Plaschem’s operations, which contributed $31.8 million. The remaining increase in revenues was attributable to an increase in main specialties sales volume as compared to equivalent operations in the prior period. Specific to our core end markets, the personal care, energy, lubricants and metalworking fluids, and chemicals manufacturing end markets all experienced volume growth during the current period. Average selling prices remained essentially flat when compared to equivalent operations in the prior period. Gross profit decreased $0.8 million, or 1.7%, for the third quarter of fiscal year 2013 compared to the same period in the prior year. Gross profit was impacted by high fuel costs and delivery-related expenses as well as net charges of $0.6 million incurred during the current fiscal quarter in connection with the fire at our Garland facility. The decrease in gross profit was partially offset by an increase in gross profit from the addition of Nexeo Plaschem’s Chemicals operations.

Plastics

For the three months ended June 30, 2013, sales and operating revenues for the Plastics line of business increased $72.9 million, or 16.3%, from the same period in the prior year. The revenue increase was partially attributable to the addition of Nexeo Plaschem’s Plastics operations, which contributed $46.8 million. The remaining revenue increase was attributable to a continued favorable product mix improving profitability which was offset slightly by lower average selling prices in core commodity products. When compared to the equivalent operations in the prior period, while average selling prices decreased 3.4%, specialty and commodity product revenues increased in both North America and EMEA generally driven by strong demand in key end markets, primarily automotive and healthcare. Additionally, we experienced strong execution in our North America commercial group resulting in increased volume growth through supplier turnover opportunities with a corresponding increase in market share. Gross profit increased $4.0 million, or 11.0%, for the third quarter of fiscal year 2013 compared to the same period in the prior year. The increase in gross profit was primarily the result of the addition of Nexeo Plaschem’s Plastics operations (net of the effect of the inventory step-up amortization of $0.3 million resulting from the acquisition of Beijing Plaschem’s operations). Our core end markets experienced slightly higher unit gross margins which contributed to improved profitability in those end markets. However, overall profitability remained flat in our equivalent operations as compared to the previous period, due to decreased margins in North America, resulting, in part, from a $1.0 million non-recurring settlement of a vendor pricing issue in our North American operations, and partially offset by margin improvements in EMEA across all product lines.

Other

For the three months ended June 30, 2013, combined sales and operating revenues for the Other category decreased $10.5 million, or 9.0%. The decrease in revenues was primarily due to a weak macroeconomic business environment across all end markets in our Composites line of business when compared to equivalent operations in the prior period with the exception of our marine end market which benefited from seasonal growth. However, average selling prices increased 2.9% by specialty fiberglass and resins products. The decrease in revenues was partially offset by the addition of Nexeo Plaschem’s Composites operations, which contributed $1.8 million. However, our Environmental Services line of business benefited from several market price initiatives to offset similar softening in revenue growth. Gross profit for the Other category decreased $1.3 million, or 9.1%, primarily as a result of the decreased product sales.

Nine Month Period Ended June 30, 2013 Compared with Nine Month Period Ended June 30, 2012

	Nine Months Ended		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Nine Month Period Ended
(Dollars in millions)	June 30, 2013	June 30, 2012	$ Change	% Change	June 30, 2013	June 30, 2012
Sales and operating revenues	$3,267.9	$3,020.2	$247.7	8.2%	100.0%	100%
Cost of sales and operating expenses	2,981.8	2,749.3	(232.5)	(8.5)	91.2	91.0
Gross profit	286.1	270.9	15.2	5.6	8.8	9.0
Selling, general and administrative expenses	232.8	230.5	(2.3)	(1.0)	7.1	7.6
Transaction related costs	6.0	4.9	(1.1)	(22.4)	0.2	0.2
Operating income	47.3	35.5	11.8	33.2	1.4	1.2
Other income	1.4	1.7	(0.3)	(17.6)	*	0.1
Net interest expense	(43.9)	(33.7)	(10.2)	(30.3)	(1.3)	(1.1)
Income before income taxes	4.8	3.5	1.3	37.1	0.1	0.1
Income tax expense	3.7	1.7	(2.0)	(117.6)	0.1	0.1
Net income	$1.1	$1.8	$(0.7)	(38.9)%	*	0.1%

*                          not meaningful/measurable

Sales and operating revenues and cost of sales and operating expenses

For the nine months ended June 30, 2013, sales and operating revenues were $3,267.9 million compared to $3,020.2 million for the nine months ended June 30, 2012, an increase of $247.7 million, or 8.2%. The increase in revenues was due in part to the addition of Nexeo Plaschem’s operations, which contributed $169.7 million, as well as the noted general increase in sales volume across all lines of business. When compared to the equivalent operations in the prior period, the more robust revenue growth in our Plastics line of business was partially offset by a decline in demand for bulk commodities in our Chemicals line of business where revenue growth remained only slightly higher. Overall, average selling prices increased 1.1% when compared to the equivalent operations in the prior period, primarily driven by higher average selling prices in our Chemicals line of business.

Cost of sales and operating expenses for the nine months ended June 30, 2013 were $2,981.8 million compared to $2,749.3 million for the nine months ended June 30, 2012, an increase of $232.5 million, or 8.5%. The increase was primarily the result of higher volume as mentioned above and the addition of Nexeo Plaschem’s operations. Costs of sales and operating expenses also include the effect of the inventory step-up amortization of $2.6 million resulting from the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem, net charges incurred in connection with Hurricane Sandy and the fire at our Garland facility, which together totaled $5.9 million, and other costs of $1.2 million primarily associated with a non-recurring settlement of a vendor pricing issue in our Plastics line of business.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2013 were $232.8 million compared to $230.5 million for the nine months ended June 30, 2012, an increase of $2.3 million, or 1.0%. Results for the nine months ended June 30, 2013 include $6.0 million of expenses related to Nexeo Plaschem’s operations. Excluding Nexeo Plaschem’s operations, the decrease in selling, general and administrative expenses of $3.7 million is primarily due to a decrease in TSA-related expenses of $21.3 million as compared to the same period in 2012, partially offset by an increase in depreciation expense of $1.8 million driven by our ERP system placed in service during the current fiscal year, an increase in contract staffing and consulting expenses of $2.6 million and an increase in payroll and benefit expenses of $7.1 million. Staffing costs were driven by significant investments made in personnel to enhance our commercial capabilities and to exit the TSA. Although our ongoing level of investment in personnel has reduced significantly, we will continue to make investments in personnel to enhance our commercial capabilities in key end markets.

Selling, general and administrative expenses (excluding Nexeo Plaschem’s operations) were also adversely affected by a $1.1 million increase in leasing costs related to our new corporate offices, a $0.9 million increase in estimated credit losses primarily driven by the increase in revenues during the current fiscal year and a $2.4 million increase in foreign currency exchange losses primarily driven by exchange fluctuations between the Canadian dollar versus the U.S. dollar, and between the euro and various other European currencies.

Transaction related costs

We incurred $6.0 million in transaction related costs for the nine months ended June 30, 2013 compared to $4.9 million for the nine months ended June 30, 2012, an increase of $1.1 million, or 22.4%. The costs incurred to date in the current fiscal year relate primarily to legal and consulting fees incurred in connection with the acquisition of Beijing Plaschem’s operations as well as other potential transactions.

Interest expense

Net interest expense for the nine months ended June 30, 2013 was $43.9 million compared to $33.7 million for the nine months ended June 30, 2012. Interest for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility along with the amortization of the costs associated with issuing the debt. The increase in interest expense is primarily due to $175.0 million in additional borrowings on the Term Loan Facility in October 2012 and the $1.8 million write-off of unamortized costs associated with the Amendment No.2 to the ABL Facility. See Note 10 to our condensed consolidated financial statements. The increase in interest expense was partially offset by lower interest expense associated with the ABL Facility.

Income tax expense

Income tax expense for the nine months ended June 30, 2013 was $3.7 million compared to $1.7 million for the nine months ended June 30, 2012. The increase in income tax expense is largely attributed to foreign income tax accruals on profitable foreign operations and increased valuation allowances.

Segment Analysis

Nine Month Period Ended June 30, 2013 Compared with Nine Month Period Ended June 30, 2012

	Nine Months Ended		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Nine Month Periods Ended
(Dollars in millions)	June 30, 2013	June 30, 2012	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	June 30, 2013	June 30, 2012
Chemicals
Sales and operating revenues	$1,481.4	$1,411.9	$69.5	4.9%	45.3%	46.7%
Gross profit	$124.9	$125.8	$(0.9)	(0.7)%	43.7%	46.4%
Gross profit %	8.4%	8.9%
Plastics
Sales and operating revenues	$1,460.3	$1,274.5	$185.8	14.6%	44.7%	42.2%
Gross profit	$121.9	$104.5	$17.4	16.7%	42.6%	38.6%
Gross profit %	8.3%	8.2%
Other
Sales and operating revenues	$326.2	$333.8	$(7.6)	(2.3)%	10.0%	11.1%
Gross profit	$39.3	$40.6	$(1.3)	(3.2)%	13.7%	15.0%
Gross profit %	12.0%	12.2%
Consolidated
Sales and operating revenues	$3,267.9	$3,020.2	$247.7	8.2%	100.0%	100.0%
Gross profit	$286.1	$270.9	$15.2	5.6%	100.0%	100.0%
Gross profit %	8.8%	9.0%

Chemicals

For the nine months ended June 30, 2013, sales and operating revenues for the Chemicals line of business increased $69.5 million, or 4.9%, from the same period in the prior year. The revenue increase was primarily attributable to the addition of Nexeo Plaschem’s operations, which contributed $64.2 million. The remaining revenue increase was attributable to favorable changes in product mix, stemming from turnover business with certain key suppliers of specialty products. When compared to the equivalent operations in the prior period, average selling prices increased 2.4%, with average selling price improvements on specialty products, in general, and with certain commodity products. However, the resulting revenue growth was partially offset by a decrease in demand for certain bulk commodity products. Driven largely by a generally weak business environment, continued high fuel costs and delivery-related expenses, gross profit decreased $0.9 million, or 0.7%, for the current nine month period compared to the same period in the prior year. The decline in gross profit was primarily attributable to net charges incurred during the nine months ended June 30, 2013 in connection with Hurricane Sandy and the fire at our Garland facility, which together totaled $5.9 million. These charges were partially offset by the addition of Nexeo Plaschem’s operations (net of the effect of the inventory step-up amortization of $0.6 million resulting from the acquisition of Beijing Plaschem’s operations).

Over the nine months ended June 30, 2013, we saw mixed performance in the Chemicals line of business. The first quarter of fiscal year 2013 saw a decline in both sales and operating revenues as well as gross profit. This was largely driven by a significant decline in bulk commodity shipments, the lingering impacts of Hurricane Sandy in late 2012, the fire at our Garland facility and inventory charges related to the Beijing Plaschem’s operations. The second quarter of fiscal year 2013 saw both sales and operating revenues as well as gross profit increasing. Gross profitability recovered with an improved specialty product revenue mix (with typically higher average selling prices), supplier turnover (new business from key suppliers) and new market-based pricing initiatives. During the third quarter of fiscal year 2013, we continued to see growth in sales and operating revenues; however, gross profitability again was negatively impacted by pricing pressure on most bulk commodity products and, to a lesser extent, additional charges stemming from the fire at our Garland facility.

Plastics

For the nine months ended June 30, 2013, sales and operating revenues for the Plastics line of business increased $185.8 million, or 14.6%, from the same period in the prior year. The revenue increase was partially attributable to the addition of Nexeo Plaschem’s Plastics operations, which contributed $95.8 million. The remaining revenue increase was attributable to stronger demand in both North America and EMEA and driven by strong demand in key end markets as well as strong execution in our commercial group resulting in increased market share. This revenue increase was partially offset by a 1.9% decrease in average selling prices, primarily commodity-driven, when compared to the equivalent operations in the prior period. Despite increased transportation and delivery-related costs over this fiscal year, associated with continued high fuel prices, gross profit increased $17.4 million, or 16.7%, for current nine month period compared to the same period in the prior year. The increase in gross profit was primarily driven by our North America operations where we experienced significant growth with key suppliers and growth in key end markets, particularly automotive and healthcare. Profitability improved in North America driven by the effect of our market-based pricing efforts and improved specialty mix. Additionally, Nexeo Plaschem’s operations contributed to the gross profit increase during the nine months ended June 30, 2013, net of the effect of the inventory step-up amortization of $2.0 million resulting from the acquisition of Beijing Plaschem’s operations. These increases were partially offset by a $1.0 million non-recurring settlement of a vendor pricing issue in our North American operations, as well as compression in average selling prices of commodity products in EMEA.

Year to date during fiscal year 2013, our Plastics line of business continued to perform well. In all three quarterly periods of fiscal year 2013, both sales and operating revenue, as well as gross profitability, have improved. The first quarter of fiscal year 2013 opened with a strong volume increase in both North America and EMEA operations driven by the execution of a number of market-based initiatives with both key suppliers and customers in our core end markets, primarily automotive and healthcare. Through the second quarter of fiscal year 2013, we continued to see strong demand in these key end markets and gross profitability experienced strong growth driven by growth in specialty product revenues. We also enjoyed the positive effects of an inflationary pricing environment early in this fiscal quarter compounded by the positive impacts from our market-based pricing efforts. During the third quarter of fiscal year 2013, both specialty and commodity product revenues increased in both North America and EMEA driving gross profitability higher despite cost adjustments related to certain supplier-related market initiatives.

Other

Combined sales and operating revenues for the Other category decreased $7.6 million, or 2.3%, for the nine months ended June 30, 2013 compared to the same period in the prior year, primarily due to a generally weak environment across most of our end markets in our Composites line of business which resulted in decreased sales volume when compared to equivalent operations in the prior period. However, average selling prices increased 2.2% driven primarily by specialty fiberglass and resins products. The decrease in revenue was partially offset by the addition of Nexeo Plaschem’s operations in our Composites line of business, which contributed $9.7 million. Overall, gross profit for the Other category decreased $1.3 million, or 3.2%, primarily as a result of the decline in sales volume in our Composites line of business compared to equivalent operations in the prior period. With regards to our Environmental Services line of business, it experienced a tepid market environment; however, as a pure value add services business without transportation and product delivery costs, year-to-date gross profits increased slightly.

Year to date during fiscal year 2013, we have seen a general weakening in the performance of our Composites line of business due to weak macroeconomic business conditions across most end markets serviced by these commercial operations. We see a similar story with our Environmental Services line of business, although to a lesser extent. While the first quarter of fiscal year 2013 saw both sales and operating revenues and gross profit increasing for the Other category, the trend was reversed in the second and third quarters. Year to date we see a fairly substantial reduction in volumes in Composites which has driven declines in gross profit, despite slightly higher average selling prices and unit gross margins. The improvement in both average selling price and unit gross margin is indicative of our continued focus on driving a higher specialty mix and ongoing market-price initiatives. For Environmental Services, despite a flat to down revenue growth story, year-to-date gross profit has grown slightly also as a result of market-price and customer management initiatives.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated by operating activities and our ABL Facility. Borrowing availability under our ABL Facility is subject to a borrowing base, generally comprised of eligible inventory and accounts receivable held in certain subsidiaries. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals, plastics and composite raw materials. Our ability to generate these cash flows in the normal course of business can be significantly influenced by changing global and/or regional macroeconomic conditions. Our availability under the ABL Facility is, therefore, potentially subject to fluctuations, dependent on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor and occupancy costs. Non-operating cash requirements include debt service requirements, acquisitions, acquisition-related costs, capital expenditures and investor tax payments, if any. For the nine months ended June 30, 2013, significant non-operating cash use related to the purchase of Beijing Plaschem’s operations of approximately $57.9 million at acquisition date, as well as subsequent payments of $26.9 million on the related inventory payable. We funded the payment of the inventory payable associated with the acquisition of

Beijing Plaschem’s operations with a combination of operating cash flow and local short-term credit lines available to Nexeo Plaschem.

Based on Beijing Plaschem’s historical business performance, we believe that any future working capital needs of the joint venture will be funded from the operating cash flow of the joint venture as well as local short term credit lines. The revolving credit facilities at Nexeo Plaschem are currently supported with letters of credit drawn on our ABL Facility. If Nexeo Plaschem was not able to meet its obligations on the credit facility, the letters of credit could be drawn. Other than the credit facilities, if the joint venture requires additional funding for its operations that are in excess of its operating cash flows and short term credit line availability, such additional funding will be at the discretion of the board of directors of the joint venture, which is controlled by us. The shareholder loans are not guaranteed by any shareholder of the joint venture. Any subsequent payments or purchases of additional equity interests in the joint venture are not required prior to fiscal year 2014. See Note 3 to our condensed consolidated financial statements.

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

Capital expenditures for the nine months ended June 30, 2013 were $21.5 million, primarily related to information technology investments and leasehold improvements at our new corporate offices. We expect our aggregate capital expenditures for fiscal year 2013 to be between $25.0 million and $30.0 million.

Effective October 16, 2012, we amended certain terms of the ABL Facility to permit the incurrence of additional indebtedness under our Amended and Restated Term Loan Facility. Effective May 8, 2013, we further amended the ABL Facility to, among other things, increase the U.S. letter of credit sub-facility to $200.0 million and, subject to certain precedent and consent rights of the administrative agent with respect to the lenders providing such foreign facilities, permit the establishment of one or more foreign facilities under the ABL Facility in an aggregate principal amount not to exceed U.S. dollar equivalent $60.0 million. We incurred costs of approximately $2.0 million in connection with the May 2013 amendments, which were recorded as debt issuance costs to be amortized as interest expense over the remaining term of the ABL Facility. Additionally, because the interests of two original lenders under the ABL Facility were paid off and re-allocated to other members in the syndicate, we wrote-off approximately $1.8 million of unamortized debt issuance costs associated with these lenders, which was recorded in interest expense. Effective October 16, 2012, we amended certain terms of the Term Loan Facility and borrowed an additional $175.0 million on the Term Loan Facility. We received net proceeds from Term B-2 Loans of $171.5 million, net of discount of $3.5 million, which were used to repay approximately $100.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the transactions, and for general corporate purposes. The amendments modified certain provisions within the agreements, primarily to further increase our investment and financial flexibility and raise the incremental financing in the Term Loan Facility, over and above the incremental borrowing mentioned above. Additionally, effective November 29, 2012, the terms of the Term Loan Facility were further revised such that the initial Excess Cash Flow (as defined in the agreement, as amended) mandatory prepayment, if required, occurs after the fiscal year ended September 30, 2013 in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013. See Note 10 to our condensed consolidated financial statements.

We are required to make semi-annual interest payments on our notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the notes and the Credit Facilities was approximately $33.6 million for the nine months ended June 30, 2013. Our ABL Facility matures on July 17, 2017, our Term Loan Facility matures on September 9, 2017 and our senior subordinated notes mature on March 1, 2018.

Liquidity

Based on current and anticipated levels of operations, capital spending projections, working capital levels and economic conditions impacting our focused end markets, we believe that cash on hand, together with cash flows from operations and borrowings available to us under the ABL Facility and the Term Loan Facility, are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. At June 30, 2013, we had $51.8 million in cash and cash equivalents and $433.6 million available under our ABL Facility, net of borrowings and letters of credit. Additionally, at June 30, 2013, we had approximately $3.8 million available under the local short-term credit lines available to our joint venture in China.

Under our ABL Facility, as of any date of determination when Threshold Excess Availability (as defined in the ABL Credit Agreement, as amended) is below certain thresholds or upon certain defaults, the ABL Borrowers will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. At June 30, 2013, Threshold Excess Availability under our ABL Facility was $413.0 million, which was $359.4 million in excess of the $53.6 million threshold that would trigger the foregoing requirements.

Our longer-term liquidity needs are primarily debt payments that are due in 2017 and 2018, as well as the acquisition of additional interests in Nexeo Plaschem, if certain conditions are met. While there can be no assurance, we anticipate that cash flows from operations will provide the majority of our long-term liquidity needs. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

At June 30, 2013, we had $51.8 million in cash and cash equivalents. Of this amount, $43.5 million was held by foreign subsidiaries outside of the United States, denominated predominately in Canadian Dollars and RMB. At June 30, 2013, we had approximately $7.2 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from SAFE. Nonetheless, we do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

The following table sets forth the major categories of our cash flows for the nine month periods ended June 30, 2013 and 2012.

	Nine Months Ended
(Dollars in millions)	June 30, 2013	June 30, 2012
Net cash provided by/(used in) operating activities	$(87.4)	$43.6
Net cash used in investing activities	(77.1)	(18.2)
Net cash provided by/(used in) financing activities	83.6	(7.5)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(2.3)
Increase/(decrease) in cash and cash equivalents	(83.5)	15.6
Cash and cash equivalents at beginning of period	135.3	45.0
Cash and cash equivalents at end of period	$51.8	$60.6

Major Categories of Cash Flows

Nine Month Period Ended June 30, 2013 Compared with Nine Month Period Ended June 30, 2012

Cash flows from operations

Net cash used in operating activities for the nine months ended June 30, 2013 was $87.4 million. Net income of $1.1 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively, provided approximately $40.2 million of cash. Our inventories increased by approximately $42.6 million (excluding the initial impact of the acquisition of the Beijing Plaschem’s operations) primarily as a result of increased orders placed to meet forecasted sales for the remainder of fiscal year 2013. Additionally, accounts receivable increased by approximately $88.7 million driven primarily by timing of collections at period end. While there have been no significant changes in our billing terms or collection processes during the current period when compared to equivalent operations in the prior year, Nexeo Plaschem’s operations have billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $14.9 million at June 30, 2013) are supported by banknotes issued by large banks in China on behalf of these customers. Cash outflow during the period is also attributable to an increase in other current assets of $10.2 million and the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem. The items discussed above were partially offset by a net increase in accounts payable and other accrued expenses of $22.3 million.

Net cash used in operating activities for the nine months ended June 30, 2012 was $43.6 million. Net income of $1.8 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively, provided approximately $38.0 million of cash. Cash provided by changes in accounts payable and other accrued expenses was $46.9 million and changes in other operating assets and liabilities totaled $5.0 million. Operating cash flows were adversely affected by approximately $48.8 million due to increases in accounts and notes receivable of $32.8 million, inventories of $8.1 million and other current assets of $7.9 million.

Cash flows from investing activities

Investing activities used $77.1 million of cash during the nine months ended June 30, 2013, primarily due to the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem totaling $57.9 million and capital expenditures of approximately $21.5 million primarily related to information technology investments and leasehold improvements at our new corporate offices. These expenditures were partially offset by proceeds from the sale of assets of approximately $2.3 million. During the same period in the prior year, net cash used by investing activities was $18.2 million for the nine months ended June 30, 2012, primarily to fund information technology assets and capabilities needed to replace Ashland-provided IT services per the TSA and to ensure business continuity as we transitioned out of these services provided by Ashland.

Cash flows from financing activities

Financing activities provided $83.6 million of cash for the nine months ended June 30, 2013, primarily as a result of net borrowings of $171.5 million on the Term Loan Facility and net borrowings of $42.4 million on short-term lines of credit available to Nexeo Plaschem. These borrowings were partially offset by net debt repayments on the ABL Facility of approximately $93.0 million, payments on the inventory payable associated with the acquisition of Beijing Plaschem’s operations of $26.9 million, payment of debt issuance costs of $6.8 million and the quarterly installments on the Term Loan Facility totaling $3.8 million. During the same period in the prior year, financing activities used $7.5 million of cash, principally due to net draws on debt of $3.5 million, member distributions of $11.4 million for tax payments and net proceeds from issuance and repurchase of membership interests of $0.5 million.

Contractual Obligations and Commitments

As of June 30, 2013, amounts due under our contractual commitments are as follows:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (a)	$47.8	$10.0	$669.9	$—	727.7
Estimated interest payments (b)	40.2	79.7	58.0	—	177.9
Operating lease obligations (c)	14.5	15.2	7.7	15.1	52.5
Purchase obligations (d)	2.0	—	—	—	2.0
Other long-term obligations (e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet, including certain employee benefit liabilities (f)	0.5	—	—	0.8	1.3
Total (g)	$108.0	$110.9	$741.6	$15.9	$976.4

(a)                  Long-term debt obligations include: (i) the payment of our $175.0 million notes at maturity, (ii) the payment of $18.5 million in outstanding principal (as of June 30, 2013) under our ABL Facility, (iii) payment of $491.4 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.

(b)                  Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of June 30, 2013 held constant to maturity.

(c)                   Operating lease obligations represent payments for a variety of facilities and equipment under operating, non-cancellable lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment. This includes remaining facilities leased under the TSA with Ashland. This also includes $0.3 million related to non-cancellable lease payments on leased vehicles which were purchased in August 2013 for approximately $5.4 million.

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

(g)                   Excludes any future payments or purchases of additional equity interests in the joint venture, which could amount up to approximately RMB 650 million (approximately $105.7 million at June 30, 2013)

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2013.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk —

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

Credit Risk

We are subject to the risk of losses arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $14.9 million at June 30, 2013) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At June 30, 2013, our interest rates swaps are in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate which was a weighted average rate of 3.62% at June 30, 2013. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate which was 5% at June 30, 2013. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $4.9 million increase in annual interest expense.

Fair Value Measurements

On January 6, 2012, the Company entered into four interest rate swap agreements with a combined notional amount of $275.0 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility.

The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized. During the nine months ended June 30, 2013, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.6 million, which was recorded in interest expense. During the nine months ended June 30, 2013, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.9 million, which was recorded in other comprehensive income. At June 30, 2013, approximately $0.7 million in unrealized losses are expected to be realized and recognized in income within the next twelve months.

At June 30, 2013, the estimated fair value of our derivative liabilities was (in millions):

Sources of Fair Value	2014	2015	2016	2017	2018	2019 and thereafter	Total fair value
Interest Rate:
Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.7	0.5	—	(0.2)	—	—	1.0
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$0.7	$0.5	$	$(0.2)	$—	$—	$1.0

For further discussion of how we determine these fair values, see Note 16 to our condensed consolidated financial statements.

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. While the reporting currency of our consolidated financial statements is the U.S. dollar, a substantial portion of our sales and costs of sales are denominated in other currencies. Additionally, a significant portion of Nexeo Plaschem’s total borrowings are denominated in U.S. dollars. Fluctuations in exchange rates could significantly affect our reported results from period to period, as we translate the results of these transactions into U.S. dollars. We currently do not utilize financial derivatives to manage our foreign currency risk, but we will continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may consider utilizing financial derivatives in the future to mitigate losses associated with these risks.

Included in our consolidated results of operations for the nine months ended June 30, 2013 is a $1.8 million net loss related to foreign exchange rate fluctuations. During the nine months ended June 30, 2013, most significant currency exposures were to the Chinese renminbi and the Canadian dollar versus the U.S. dollar, and to the euro versus the British pound, the Polish zloty, the Russian ruble and the Swedish krona. The average exchange rate for each of these currencies fluctuated to various degrees but did not exceed 5.5% from their respective values at September 30, 2012. Assuming the same directional variation as occurred, a hypothetical 10% strengthening/weakening in the value of the Chinese renminbi and the Canadian dollar relative to the value of the U.S. dollar and the value of the British pound, the Polish zloty, the Russian ruble and the Swedish krona relative to the euro from September 30, 2012 levels, could have generated a net loss/gain of approximately $7.0 million in our statement of operations during the nine months ended June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of June 30, 2013.

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

Ashland and its subsidiaries, however, were named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting the Distribution Business prior to the date of the Ashland Distribution Acquisition, including certain environmental claims and employee-related matters. While the outcome of these lawsuits, investigations and claims against Ashland cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on the Distribution Business or our business, results of operations, cash flows or financial condition. We have not assumed any liabilities arising out of these existing lawsuits, investigations and claims against Ashland. In addition, under the purchase agreement for the Ashland Distribution Acquisition, Ashland agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligation resulting from its breach of any representation, warranty or covenant related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. In the event Nexeo were to incur costs arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation for the Other Retained Remediation Liabilities is subject to an individual claim threshold of $175,000 and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligation resulting from or relating to the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) or the Retained Specified Remediation Liabilities, the Other Retained Remediation Liabilities or Retained Litigation Liabilities is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the $930.0 million purchase price for the Distribution Business (subject to any purchase price adjustments).

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

On November 16, 2012, a facility owned by us in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal that services the Chemicals line of business. Subsequent to the fire incident, the Garland facility was inspected by representatives of the EPA who advised us that certain operations at the facility not affected by the fire may have been in violation of hazardous waste labeling and storage requirements imposed under the federal Resource Conservation and Recovery Act. The EPA has advised us that it is currently evaluating an enforcement action against us and will likely seek payment of a fine and certain changes in facility operations.

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

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

During the nine month period ended June 30, 2013, we sold unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Pursuant to Subscription Agreements dated December 17, 2012, January 1, 2013 and February 19, 2013, between Nexeo Solutions Holdings, LLC and certain members of management, those persons purchased a total of 190,908 Series A Units in exchange for an aggregate cash payment of approximately $0.2 million.

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

Nexeo Solutions Holdings, LLC,

August 14, 2013	/s/ Ross J. Crane
Ross J, Crane
Executive Vice President, Chief Financial Officer and Assistant Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

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

3.7

Fourth Amendment to Amended and Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC, dated August 5, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013 (File No. 333-179870-02)).

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

10.2

Amendment No. 2 to Amended and Restated Credit Agreement, dated August 5, 2013, among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013 (File No. 333-179870-02)).

10.3

Amendment No. 3 to Credit Agreement, dated August 5, 2013, among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Nexeo Solutions Canada Corp., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013 (File No. 333-179870-02)).

10.4

Second Supplemental Indenture, dated August 7, 2013, among Nexeo Solutions LLC and Nexeo Solutions Finance Corporation, as the Issuers, the guarantors party thereto from time to time, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013 (File No. 333-179870-02)).

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