Form 10-K
period 2013-09-30
Nexeo Solutions Holdings, LLC
filed 2013-12-16
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The equity interests of the registrant are not publicly held. At December 6, 2013, the registrant’s common equity consisted of membership interests, 99.5% of which were held by TPG Accolade, L.P., and the remainder of which were held by management of Nexeo Solutions Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

CERTAIN TERMS USED IN THIS FORM 10-K

The terms “Nexeo Solutions Holdings,” “the Company,” “Successor,” “we,” “us,” “our,” and similar terms in this report refer to Nexeo Solutions Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries. The term “Holdings” refers only to Nexeo Solutions Holdings, LLC, which owns the majority of the membership interests of Nexeo Solutions, LLC, a Delaware limited liability company. The remaining membership interests are owned by Nexeo Solutions Sub Holding Corp., a wholly-owned subsidiary of Holdings. Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC and its subsidiaries. The operations of Nexeo Solutions, LLC and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States. All references to the “Notes” refer to our 8.375% Senior Subordinated Notes due 2018.

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

References to the “ABL Facility” refer to our asset-based revolving credit facility that provides up to $500.0 million through a U.S. tranche and a Canadian tranche of up to U.S. dollar equivalent $40.0 million, references to the “Term Loan Facility” refer to our six and a half year term loan credit facility, and references to the “Credit Facilities” refer to the ABL Facility and the Term Loan Facility, collectively.

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

TRADEMARKS AND TRADE NAMES

We own or have rights to various trademarks, service marks, and trade names that we use in connection with the operation of our business. This Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Third-party trademarks, services marks, trade names or products used or displayed in this Form 10-K belong to the holders and are not intended to, and do not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Form 10-K may appear without the ®, TM or SM symbols, but these references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our right or the right of the applicable licensor to these trademarks, service marks and trade names.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “could,” “would” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

iii

PART I

Item 1. Business

Company Overview

We are a global distributor of chemicals, plastics and composites products. We also provide environmental services, including hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal. We distribute more than 27,000 products into over 70 countries for over 1,200 suppliers to more than 28,000 customers. We are organized into four lines of business (or operating segments): Chemicals, Plastics, Composites and Environmental Services. Both the Chemicals and Composites lines of business distribute chemicals and composite raw materials in North America and Asia. Our Plastics line of business distributes plastics products in North America, EMEA and Asia. Our Environmental Services line of business provides environmental services to companies across the U.S. As of July 2013, we are currently ranked third in North America and fourth globally among the top 100 distributors based on revenue, as reported by ICIS, one of the largest petrochemical market information providers.

We have long-standing relationships with major chemicals, plastics, and composites producers and suppliers, a strong global footprint (geographic presence and supply chain network) and a relatively stable customer base that favors the service and distribution value we provide. The products we distribute are used in a broad cross section of manufacturing industries, with various end markets and customer segments within those industries, including the construction, industrial, oil and gas, household, industrial and institutional (“HI&I”) and lubricants, performance coatings (including paints and adhesives, or “PICA”), automotive, healthcare, marine, heavy transport, corrosion,  recreation, and personal care end markets.

Our diverse array of product offerings allows us to provide many of our customers with a one-stop-shop resource for their chemicals, plastics and composite raw material needs. For customers with multiple locations, our centralized business model helps ensure consistency of product offerings and a single point of contact for a customer’s needs. Our services and our full product offering allows for product customization, costs savings to customers on transaction and transportation costs and reliance on a single supplier to source all of their diverse product requirements.

We believe we provide a compelling value proposition to suppliers as a single bulk buyer of the supplier’s products and by acting as an extension of a supplier’s sales force by representing their brands and providing technical support to customers. We also provide value to suppliers by distributing to larger customers through a dedicated strategic accounts sales and marketing program designed to solidify these key relationships through enhanced customer service, efficient delivery, and specialized value-added solutions. Our value-added services include, among other things, customized product mixing and blending, dedicated stocking programs, vendor-managed inventory, quarterly customer demand forecasting, technical support and dedicated laboratory testing services.  In addition, our understanding of key end markets presents additional opportunities with suppliers whose products are in substantial demand by customers situated in these end markets.

We also have an experienced management team with deep knowledge of the industry. We continue to implement strategies and invest significantly to build upon our strengths by creating industry-leading marketing capabilities, including our focus on specific end markets, sales force effectiveness tools, market-based pricing and geographic expansion.

We distribute our broad product portfolio through a supply chain consisting of approximately 180 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of nearly 1,000 units, including tractors and trailers, primarily in North America. We currently employ over 2,400 employees globally. At September 30, 2013, we had 665 sales professionals situated in North America, EMEA and Asia, including technical support, field management and corporate account managers to assist our customers in the selection and application of commodity and specialty products for their end products and processes.

Company History

We were formed on November 4, 2010 and on March 31, 2011 we acquired the Distribution Business from Ashland. We had no operating activities between our November 4, 2010 (inception) and the closing date of the Ashland Acquisition, although we incurred various transaction costs, formation costs and interest expense, which have been included in the period from November 4, 2010 (inception) to September 30, 2011. The net purchase price for the Distribution Business was $972.4 million, including aggregate liabilities assumed in connection with the Ashland Distribution Acquisition of $407.4 million. Total transaction costs incurred in connection with the Ashland Distribution Acquisition were $103.2 million. We financed the Ashland Distribution Acquisition and related transaction costs with $652.0 million in aggregate principle of debt financing as well as $451.0 million in common equity capital.

Recent Developments

Acquisition

Effective December 1, 2013, we acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. (“CSD”), a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight Company (“STX”) and ST Laboratories Group, LLC (“ST Laboratories”), two related businesses of CSD, for an aggregate purchase price of approximately $100.0 million in cash, of which $11.0 million was placed in escrow. The acquisition was financed with cash on hand and borrowings under our ABL Facility. The acquisition advances our end market strategy and increases our growth in the Gulf Coast region. See Note 18 to our consolidated financial statements.

Debt Amendments

Effective August 5, 2013, we amended certain provisions of the Term Loan Facility and the ABL Facility, among other things, to permit Holdings and Nexeo Solutions Sub Holding Corp. (“Sub Holdings”), on a joint and several basis with Nexeo Solutions, LLC (“Solutions”), to become co-borrowers with respect to any future incremental term loans under the Term Loan Facility and to be co-borrowers under a new sub-facility of the ABL Facility, with the proceeds of the loans made under such sub-facility permitted to be used for certain permitted investments, working capital requirements and debt service obligations of Holdings, Sub Holdings and Solutions. The amendments also provide additional covenant flexibility.

Effective May 8, 2013 and October 16, 2012, we amended certain provisions of the ABL Facility, including securing a reduction of certain interest rates and fees and the ability to enter into a new foreign revolving facility up to $60.0 million. The amendments also provide additional covenant flexibility.

Effective October 16, 2012 and November 29, 2012, we amended certain provisions of the Term Loan Facility. Concurrently with the October 16, 2012 amendment, we borrowed an additional $175.0 million from the Term Loan Facility.

See Note 8 to our consolidated financial statements.

China Joint Venture

During the fourth quarter of fiscal year 2012, on September 5, 2012, we formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd (“Nexeo Plaschem”), with the shareholders of Beijing Plaschem Trading Co., Ltd (“Beijing Plaschem”). Following our initial investment of RMB 96.0 million (approximately $15.1 million), we own 60% of the joint venture. We consolidate 100% of Nexeo Plaschem’s operations and reflect the 40% we do not own as a contingently redeemable noncontrolling interest. Nexeo Plaschem participates in three of our four lines of business: Chemicals, Plastics and Composites.

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364 million (approximately $57.9 million) paid at closing and RMB 163.3 million (approximately $26.0 million), associated with the value of inventory transferred, paid in full via installments through the third quarter of fiscal year 2013.

We have the opportunity, and in certain situations the obligation, to acquire up to the remaining 40% of the joint venture from the shareholders of Beijing Plaschem in several steps for cash up to approximately RMB 650.0 million (approximately $106.2 million at September 30, 2013), if certain conditions are met. Additionally, the noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, for a cash payment or payments that could range from the minimum amount required under People’s Republic of China (“PRC”) law for transfer of the joint venture interest up to approximately RMB 500.0 million (approximately $81.7 million at September 30, 2013). During the first quarter of fiscal year 2014, the terms of the joint venture agreement were amended primarily to extend it for one year and clarify certain other terms and conditions. The amendment did not significantly modify the terms of the agreement.

During the first half of fiscal year 2014, we anticipate purchasing additional equity interests in Nexeo Plaschem for approximately RMB 342.4 million (approximately $56.0 million at September 30, 2013). We plan on funding this payment through operating cash flow and drawings under our ABL Facility.

See Note 3 to our consolidated financial statements.

Company Operations

Segment Overview

We operate through four lines of business, or operating segments: Chemicals, Plastics, Composites and Environmental Services. Each line of business services different sets of customers operating in a separate array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while our Composites and Environmental Services lines of business do not individually meet the materiality threshold for separate disclosure, and are, as a result, combined in an “Other” category.

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload (or small package) quantities, primarily in North America and Asia. The line of business serves a broad cross section of industrial segments, with a current focus on the PICA, industrial, oil and gas, HI&I, lubricants and personal care end markets. Sales in our Chemicals line of business, including Nexeo Plaschem Chemicals sales during fiscal year 2013, represented 45.6% of our total sales for the fiscal year ended September 30, 2013 and 46.5% of our total sales for the fiscal year ended September 30, 2012.

Plastics. Our Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. Our plastics products are sold in more than 70 countries worldwide. The line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. The line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. Sales in our Plastics line of business, including Nexeo Plaschem Plastics sales during fiscal year 2013, represented 44.6% of our total sales for the fiscal year ended September 30, 2013 and 42.3% of our total sales for the fiscal year ended September 30, 2012.

Composites. Our Composites line of business primarily supplies mixed truckload and less-than-truckload quantities of polyester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to its customers in North America. The line of business serves a broad cross section of industrial segments, with a current focus on the corrosion (pipe and tank), marine, heavy transport, construction, and recreation end markets. The line of business also supplies certain resin products to customers in Asia. Sales in our Composites line of business, including Nexeo Plaschem Composites sales during fiscal year 2013, represented 7.4% of our total sales for the fiscal year ended September 30, 2013 and 8.5% of our total sales for the fiscal year ended September 30, 2012.

Environmental Services. Our Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the United States. Sales in our Environmental Services line of business represented 2.4% of our total sales for the fiscal year ended September 30, 2013 and 2.7% of our total sales for the fiscal year ended September 30, 2012.

The table below provides a summary by our Chemicals, Plastics, Composites and Environmental Services lines of business of the approximate number of customers served and key product offerings:

	Chemicals	Plastics	Composites	Environmental Services
	Approximate Customers: 11,700	Approximate Customers: 12,000	Approximate Customers: 2,400	Approximate Customers: 2,400

Key Products	• Alcohols • Blends • Esthers • Glycols • Hydrocarbons • Ketones • Resins • Silicones • Surfactants	• Engineered Thermoplastics • Polyolefins (including Polypropylene) • Specialty Thermoplastics • Styrenics	• Gelcoats • Resins • Fiberglass • Catalysts	• Integrated Resource Management • Non-Hazardous and Hazardous Landfill • Non-Hazardous Wastewater Treatment • Recycling

In each of the past three fiscal years, polypropylene was the only product that accounted for over 10.0% of our consolidated net revenue. Polypropylene accounted for 13.1%, 14.8% and 15.8% of total consolidated net revenue for the fiscal years ended September 30, 2013 and 2012 and the period from November 4,2010 (inception) to September 30, 2011, respectively.

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

	Successor			Predecessor
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	For the Period from November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011
Chemicals	45.6%	46.5%	46.6%	44.3%
Plastics	44.6%	42.3%	42.4%	44.5%
Composites	7.4%	8.5%	8.5%	8.3%
Environmental Services	2.4%	2.7%	2.5%	2.9%
Total	100.0%	100.0%	100.0%	100.0%
North America	80.8%	86.1%	85.4%	84.7%
EMEA	13.1%	13.7%	14.5%	15.1%
Asia	6.1%	0.2%	0.1%	0.2%
Total	100.0%	100.0%	100.0%	100.0%

Our lines of business leverage the same infrastructure, distribution networks, information technology and operational processes, but are differentiated by the products they distribute, their geographic footprints and their distinct customer and supplier relationships. See Note 16 to our consolidated financial statements for additional financial information with respect to our reportable segments.

Supplier Relationships

We source chemicals, plastics and composites from a wide array of suppliers, including many leading global chemicals and plastics producers. We generally purchase and take possession of these products and we then resell and deliver them to our customers. While our top ten suppliers fulfill approximately 42.4% of total product procured by value, we source products from over 1,200 suppliers. We maintain multiple sourcing options for most key products that we distribute to help ensure supply continuity and competitive pricing for our customers. We believe the depth of our supplier base ensures that we are able to satisfy the needs of all of our customers in all of our key geographic regions.

Each of our lines of businesses generally source products from distinct sets of suppliers, as described below.

•                  Chemicals. We source chemicals from many suppliers, including several of the largest global chemical companies such as Dow Chemical, Dow Corning, Eastman Chemical, LyondellBasell and Methanex. For the fiscal year ended September 30, 2013, our ten largest suppliers accounted for approximately 52.3% by value of the chemical products we distributed.

•                  Plastics. Our plastics suppliers include several of the largest global chemical companies and plastics producers, such as BASF, Borealis, ExxonMobil Chemical Co., LyondellBasell and SABIC IP. For the fiscal year ended September 30, 2013, our ten largest suppliers accounted for approximately 74.5% by value of the plastics products we distributed.

•                  Composites. Ashland has been our largest single supplier of composites since April 1, 2011. Ashland accounted for approximately 48.3% by value of the composites we distributed for the fiscal year ended September 30, 2013. Other key suppliers include Owens Corning and Reichhold. For the fiscal year ended September 30, 2013, our ten largest suppliers accounted for approximately 84.6% by value of the composites we distributed.

In developing supplier relationships, we evaluate prospective suppliers to determine the value they can bring to the supply chain. We focus on suppliers that manufacture products that fall within the end-markets we serve and provide opportunities to maintain healthy demand. Our key suppliers must also demonstrate a proven track record of reliability and commitment to invest in their businesses, as well as product price leadership.

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

•                  We develop compelling value propositions in various end markets by combining core commodity and specialty products with value-added services to target certain customer segments that we believe can generate sustainable and profitable revenue growth; and

•                  We provide quarterly customer demand forecasting and visibility into the marketing and distribution of the suppliers’ products.

Product Line Management and Purchasing

Our supplier relationships are managed primarily by our product line management and purchasing departments. Our product line management department, which is led by a vice president of product line management for each of our Chemicals, Plastics and Composites lines of business, is focused on maintaining overall relationships with suppliers. Each vice president is supported by a team of product line managers, who are responsible for monitoring existing product lines and trends, and analyzing potential new products. These product line management teams work in close coordination with our sales and marketing teams, which allows them to quickly identify customer buying and demand trends.

Our purchasing department is responsible for executing purchase orders from suppliers through our enterprise resource planning (“ERP”) system. This system provides a centralized control platform throughout the entire supply chain, enabling the purchasing department to optimize procurement decisions. See “—Information Technology.”

Contracts

Our supply agreements allow for flexibility, to help ensure product availability and our ability to set the specific terms of any purchase in accordance with prevailing market conditions. The agreements commonly provide general terms and conditions and describe volume expectations, pricing, price change mechanisms and guidelines for conflict resolution. Many of the agreements with key suppliers also provide for rebates upon achievement of specified volume purchase levels. Purchase prices are generally market-based and fluctuate in accordance with the costs of the relevant raw materials. We do not usually enter into non-terminable “take or pay” or other requirements contracts.

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

Facilities

Our facilities are strategically placed to optimize route density in an effort to balance high-quality customer service with execution costs.

In North America, we operate hub facilities and other small and medium-sized facilities, which often receive stock that has been transferred through our hub facilities. We classify a facility as a “hub facility” if it averages at least ten million pounds per month of throughput. We classify a facility as small or medium-sized based on factors such as throughput, the complexity of the operations at the site and the importance of the facility in our distribution network. These facilities serve over 21,900 customers.

In EMEA, we operate through 15 third-party operated warehouses, and eight sales offices in connection with our international plastics business. These warehouses are located across EMEA and serve more than 4,500 customers.

In Asia, we operate through 23 third-party operated warehouses and four sales branches in connection with our international Chemicals, Plastics and Composites businesses. These warehouses are located primarily in China and serve more than 1,900 customers.

The following table lists each of the distribution facilities that we own or lease and does not include third-party operated facilities, such as our distribution facilities in EMEA and Asia. We classify a facility as a “bulk facility” if it is engaged in delivering goods in bulk to our customers.

Distribution Facilities as of September 30, 2013

North American Facilities	Facility Type	Owned/Leased	Line of Business
Birmingham, Alabama	Bulk/Warehouse	Owned	All
Mobile, Alabama	Bulk/Warehouse	Owned	All
Edmonton, Alberta	Bulk/Warehouse	Owned	All
Chandler, Arizona	Bulk/Warehouse	Owned	All
Richmond, British Columbia	Warehouse	Leased	All
Carson, California	Bulk/Warehouse	Leased	All
Fairfield, California	Bulk/Warehouse	Owned	All
Fairfield, California	Warehouse	Leased	Chemicals, Plastics and Composites
Fontana, California	Bulk/Warehouse	Leased	Chemicals, Plastics and Composites
Denver, Colorado	Bulk/Warehouse	Owned	All
Miami, Florida	Bulk/Warehouse	Owned	All
Tampa, Florida	Bulk/Warehouse	Owned	All
Doraville, Georgia	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Savannah, Georgia	Bulk/Warehouse	Owned	All
Elkhart, Indiana	Warehouse	Leased	Chemicals, Composites and Environmental Services
Franklin Park, Illinois	Bulk/Warehouse	Owned	Plastics
Northlake, Illinois	Warehouse	Leased	Chemicals, Plastics and Composites
Willow Springs, Illinois	Bulk/Warehouse	Owned	All
Kansas City, Kansas	Bulk/Warehouse	Owned	Chemicals, Composites and Environmental Services
Kansas City, Kansas	Bulk/Warehouse	Leased	Plastics
Louisville, Kentucky	Bulk/Warehouse	Owned	Chemicals and Composites
Baton Rouge, Louisiana	Bulk/Warehouse	Owned	All
Winnipeg, Manitoba	Warehouse	Owned	All
Tewksbury, Massachusetts	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Lansing, Michigan	Bulk/Warehouse	Owned	All
Warren, Michigan	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Saint Paul, Minnesota	Bulk/Warehouse	Owned	Chemicals, Composites and Environmental Services
Shakopee, Minnesota	Bulk/Warehouse	Owned	All
Saint Louis, Missouri	Bulk/Warehouse	Owned	All
Carteret, New Jersey	Bulk/Warehouse	Owned	Chemicals and Composites
Charlotte, North Carolina	Bulk/Warehouse	Owned	All
Binghamton, New York	Warehouse	Owned	Environmental Services
Tonawanda, New York	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Columbus, Ohio	Bulk/Warehouse	Owned	Chemicals
Dayton, Ohio	Warehouse	Owned	Environmental Services
Evendale, Ohio	Bulk/Warehouse	Owned	Chemicals, Composites and Environmental Services
Grove City, Ohio	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Twinsburg, Ohio	Bulk/Warehouse	Owned	Chemicals and Composites
Twinsburg, Ohio	Warehouse	Leased	Chemicals, Plastics and Composites
Tulsa, Oklahoma	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Mississauga, Ontario	Bulk/Warehouse	Leased	All
Freedom, Pennsylvania	Warehouse	Owned	All
Morrisville, Pennsylvania	Bulk/Warehouse	Owned	All
Catano, Puerto Rico	Warehouse	Owned	All
Anderson, South Carolina	Bulk/Warehouse	Owned	Chemicals, Plastics and Composites
Columbia, South Carolina	Bulk/Warehouse	Owned	All
Knoxville, Tennessee	Bulk/Warehouse	Owned	Chemicals, Composites and Environmental Services
Memphis, Tennessee	Bulk/Warehouse	Owned	All
Nashville, Tennessee	Bulk/Warehouse	Owned	All
Nashville, Tennessee	Warehouse	Leased	Chemicals, Plastics and Composites
Garland, Texas	Bulk/Warehouse	Owned	All
Houston, Texas	Bulk/Warehouse	Owned	All
Midland, Texas	Bulk/Warehouse	Owned	Chemicals, Composites and Environmental Services

North American Facilities	Facility Type	Owned/Leased	Line of Business
Menasha, Wisconsin	Bulk/Warehouse	Owned	Chemicals, Composites and Environmental Services
Clearfield, Utah	Bulk/Warehouse	Leased	All

Our principal executive offices are located in The Woodlands, Texas. We believe that our facilities are adequate for our current operations and, if necessary, can be replaced with minimal disruption.

On November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service our Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. We continue to utilize other locations to service our Chemicals customers in the region and, while we have incurred property losses and certain additional costs, we have not experienced an adverse impact on business continuity as a result of the fire. We have evaluated damages and insurance coverage and we intend to rebuild the loading rack terminal and repair other damage associated with the fire during the first half of fiscal year 2014 with the expected insurance proceeds.

Private Fleet

Transportation of products to and from customers and suppliers is a fundamental component of our business. During fiscal year 2013, our North American distribution service relied on our private fleet of trucks, tankers and trailers for approximately 56% of deliveries from our warehouses to our customers. We relied on common carriers for the remainder of our deliveries.

As of September 30, 2013, our private fleet consisted of more than 350 tractors and straight trucks and 620 tanks and trailers that can carry solid, bulk and liquid materials. The following chart illustrates the characteristics of our fleet, including the average age of each class of vehicles, and the transport capacity.

Private Fleet Characteristics as of September 30, 2013

Vehicle Type	Number Owned	Average Age	Average Transport Capacity (lbs)
Tractors and Straight Trucks	354	8 years	80,000
Bulk Liquid Tankers	278	22 years	42,000
Van Trailers	338	8 years	45,000
Dry Bulk Trailers	4	13 years	45,000

We believe our private fleet provides us with a competitive advantage over many of our competitors. Our fleet permits us to meet our customers’ demand and reduce their inventory risk through “just-in-time” delivery. Moreover, our ability to service our clients’ needs without regard to the commercial transportation market provides reliability of service to customers, especially during periods of undersupply.

Direct Supply

In certain circumstances, we deliver full truckloads or large quantities of commodity products directly from a supplier to a customer, primarily via common carrier, and provide sourcing and supply chain support in connection with the delivery.

Direct supply sales mainly arise when a supplier’s production schedule and delivery window align with a customer’s product needs, and when direct shipment is optimal for our route management. Although the products move directly from supplier to customer, we remain the only point of contact for both customers and suppliers, and generally take ownership of the products while in transit, bearing the risk of loss during transportation of the products.

Sales and Marketing

For the fiscal year ended September 30, 2013, we had more than 28,000 customers from a broad range of end markets resulting in more than 508,000 orders for more than 27,000 products. We have developed a sales and marketing organization with a broad scope of sales coverage to ensure we can service a diverse customer base.

As of September 30, 2013, our sales team consisted of approximately 665 sales professionals situated throughout North America, EMEA and Asia, including customer-facing personnel, such as technical support and corporate account managers, located in local markets. There are 480 sales professionals based in North America, while 78 of our sales professionals are based in EMEA and 107 of our sales professionals are based in Asia.

Our sales force compensation and incentive structure is designed to ensure alignment between the goals of the sales representatives and those of our overall business. All sales representatives earn a fixed base salary and variable rewards based on performance. We believe sales force compensation alignment is a key driver of the success of our business.

Customer Pricing Processes

We use data-driven pricing strategies, which enable our product managers to determine product pricing through the use of systems and tools that provide a view on relative market pricing across a number of factors including end markets, geography, packaging type and volume. Product managers, whose main responsibility is to develop and build supplier relationships, also develop a broad understanding of suppliers’ product offerings and the market’s needs. We have empowered these managers with pricing decisions and they work closely with our sales team to structure pricing to provide an optimal balance of price and volume which maximizes profitability. The following is a description of our customers by line of business:

•                  Chemicals. Our Chemicals customer base ranges from some of the largest global chemical companies to smaller regional, private companies. No single Chemicals customer accounted for more than 2.0% of Chemicals sales for the fiscal year ended September 30, 2013 while the five largest customers by value represented less than 5.0% of Chemicals sales during the same period.

•                  Plastics. Our Plastics customer base is diverse and serves a variety of end markets. No single Plastics customer accounted for more than 1.0% of Plastics sales for the fiscal year ended September 30, 2013, while the five largest customers by value represented less than 3.0% of Plastics sales during the same period.

•                  Composites. The customer base for Composites includes customers in the corrosion, marine, building and construction, cast polymers and other specialty reinforcement end markets. No single Composites customer accounted for more than 3.0% of Composites sales for the fiscal year ended September 30, 2013, while the five largest customers by value represented approximately 10.0% of Composites sales during the same period.

•                  Environmental Services. The customer base for our Environmental Services line of business includes customers who generate hazardous and non-hazardous waste in North America. No single Environmental Services customer accounted for more than 5.0% of Environmental Services sales for the fiscal year ended September 30, 2013, while the five largest customers accounted for less than 15.0% of Environmental Services sales during the same period.

Contracts

Our customer contracts for the sale of chemicals, plastics and composites are generally framework agreements that do not provide for an obligation to buy or sell. We use the agreements to define the general terms and conditions of sale and set volume expectations, pricing and price change mechanisms. The final terms of sale for each purchase are negotiated at the time of sale unless otherwise established by the terms of the contract. Consistent with industry standards, we may offer volume-based incentives to large customers if the customer purchases a specified volume with us over a specified time period. Our customer contracts for the provision of environmental services are generally framework agreements pursuant to which we provide environmental services from time to time, with fees agreed at the time the service is provided. These contracts are generally terminable by either party with or without cause upon 30 days’ notice.

Value-Added Services

In addition to our products, we provide a range of value-added services, including mixing and blending according to specific customer requirements, formulating, repackaging from large to small quantities, vendor inventory management and formulating and technical support. We continue to look for ways to profitably expand our value-added services to differentiate our company and create competitive advantages.

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

Information Technology

Information technology is an important component of our business. Highly sophisticated systems are needed to facilitate the volume of customer orders, global sourcing, customer relations, distribution-related logistics, risk management control and financial reporting. We believe the advanced data gathering and analysis capabilities of our ERP system and the efficiencies they provide enable us to operate flexibly and create significant advantages across the supply chain. Our ERP system also provides advanced volume forecasting, enabling us to accurately forecast rolling weekly volumes, anticipate demand shift fluctuations, and quickly respond to rapidly changing customer needs. This capability helps our suppliers by providing reliable and accurate demand forecasts that result in improved efficiency, flexibility and faster execution. These daily forecasts also translate into better pricing as they allow for optimization of production schedules.

We have several web-based capabilities to manage order processing. Through our websites, customers can place orders, check pricing and run reports on products purchased. Orders are processed daily by the customer service group, and upon an order being entered into the ERP system, it is tracked through purchasing, pickup, storage and delivery. Each order is assigned a unique purchase order number that enables the network planning group to effectively track processing and delivery.

Working Capital

Our Chemicals, Plastics and Composites lines of businesses generally require significant working capital to purchase chemicals, plastics and composites from suppliers and sell those materials to our customers. We believe that distributors of chemicals, plastics and composites typically manage working capital by focusing on terms of purchase and sale, collection efforts and inventory management.

As discussed above under “—Information Technology,” we manage working capital by utilizing our ERP system, which provides advanced forecasting enabling us to forecast rolling weekly volumes, anticipate demand shift fluctuations and quickly respond to rapidly changing customer needs. This centralized control platform, combined with our product management department as further described in “—Supplier Relationships—Product Management and Purchasing,” enable us to efficiently manage working capital. We further manage working capital by focusing on terms of purchase and sale, evaluating the creditworthiness of customers when extending trade credit, utilizing systematic collection efforts and managing inventory to closely match demand and meet required customer service levels.

Seasonality

Seasonal changes may affect our business and results of operations. We serve a large number of customers in a broad range of end markets and our business trends follow the seasonality patterns exhibited by these end markets and customers. For example, the fourth calendar quarter of each year (which is our first fiscal quarter) tends to be the quarter in which we realize seasonally lower sales across all of our businesses because industrial production tends to be seasonally lower. Our business may also be affected by our suppliers’ decisions regarding seasonal capacity and production.

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

Plastics

The plastics distribution market is highly fragmented in North America, EMEA and Asia. Our primary competitors in the North American plastics distribution market are PolyOne Distribution, Entec Polymers, M. Holland Company and Channel PrimeAlliance. Our primary competitors in the plastics distribution business in EMEA are Albis, Resinex, Ultrapolymers, Biesterfeld, Schulman and Distrupol. Our primary competitors in Asia are Nagase and NCM Polymers.

Composites

The primary competitors of our Composites line of business include Composites One and North American Composites.

Environmental Services

The primary competitors of our Environmental Services line of business are Clean Harbors and Waste Management.

Employees

At September 30, 2013, we had over 2,400 employees worldwide, with 1,937 employees in the United States, 131 employees in Canada, 164 employees in EMEA, 171 employees in Asia, 14 employees in Mexico, seven employees in Puerto Rico and five employees in Russia. In the United States, approximately 163 of our employees are represented by unions in seven locations representing eight bargaining units, six of which are affiliated with the International Brotherhood of Teamsters and two of which are affiliated with the United Steelworkers.

Regulatory Matters

We are subject to extensive environmental laws and other regulations concerning, among other things, emissions to the air, discharges to land, surface, water and the generation, handling, storage, transportation, treatment and disposal of hazardous waste in various federal, state, local and foreign jurisdictions, including EMEA and Asia. We are also subject to other federal, state, local and foreign laws and regulations regarding health and safety matters. Below is a summary of certain of these regulations.

Environmental

We operate in a number of domestic and foreign jurisdictions and are subject to various types of governmental regulation relating to the protection of the environment. Such regulation comes in the form of federal, state, local and foreign laws and regulations concerning such issues as the handling, storage and transportation of chemicals, release of pollutants into the air, soil and water, disposal of hazardous and non-hazardous wastes, remediation of contaminated sites, protection of workers from exposure to hazardous substances and the public disclosure of information regarding environmental hazards. Some aspects of our businesses also require us to maintain various environmental permits and licenses. We believe that we are in substantial compliance with all applicable environmental laws, regulations and permits, however, environmental compliance costs in the form of regulatory compliance, remediation obligations, capital improvements and/or limitations on operations can be substantial.

Many of the environmental laws and regulations affecting our operations are focused on preventing and remediating impacts to soil or groundwater resulting from the release of regulated materials. Past operations at some of our facilities have resulted in the contamination of soil and groundwater at certain facilities, some of which require remediation. Under the purchase agreement related to the acquisition of the Distribution Business, Ashland retained liability for known remediation liabilities related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and all other environmental remediation liabilities arising prior to the closing date of which Ashland receives notice prior to the fifth anniversary of the closing date, and Ashland will indemnify us for any losses associated with these liabilities, subject to certain limitations. Ashland will not indemnify us, however, for any environmental conditions arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition. We may also discover new or previously unknown contamination for which we may not be indemnified by Ashland. In those cases, and in situations where Ashland does not fulfill its indemnification obligations to us, we may be responsible for substantial remediation costs at or associated with our facilities.

Comprehensive Environmental Response, Compensation, and Liability Act

In the United States, the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and analogous state laws regulate the remediation of certain contaminated sites and establish liability for the release of hazardous substances and related damages to natural resources from such sites. Under CERCLA, potentially responsible parties (including waste generators, waste transporters, and parties arranging for waste disposal) are subject to strict and, in certain circumstances, joint and several liability, for the cost of remediating contaminated sites. Although we have not been identified as a potentially responsible party for any sites under CERCLA, our Chemicals, Composites and Environmental Services lines of business involve handling products and waste disposal, which could subject us to CERCLA liability in the future.

In addition, we currently provide indemnification related to waste disposal activities to some of our environmental services customers for liabilities that may be incurred under certain environmental laws, including CERCLA.

Resource Conservation and Recovery Act

The federal Resource Conservation and Recovery Act (“RCRA”) and analogous state laws regulate the generation, transportation, treatment, storage and disposal of hazardous waste. RCRA also establishes the regulatory framework for the management of certain non-hazardous wastes. RCRA requires owners and operators of hazardous waste treatment, storage and disposal facilities to obtain a RCRA permit. These permits may include both remediation action and operational conditions. RCRA requires owners and operators of regulated facilities to investigate and remediate hazardous waste releases and to demonstrate compliance with financial assurance requirements. The financial assurance requirements are designed to ensure that adequate financial resources exist to respond to any releases of hazardous wastes and perform any necessary corrective action and permanent site closure activities. Several of our facilities are subject to RCRA permits and some are undergoing corrective action to address releases of regulated materials as required under their permits. While we were required to assume responsibility for corrective action at a few sites in connection with the transfer of certain RCRA permits from Ashland to us, Ashland agreed to continue to perform the ongoing corrective actions until they are completed and to indemnify us for any costs necessary to complete these actions. During fiscal year 2013, our facility in Garland, Texas was inspected by representatives of the United States Environmental Protection Agency (“EPA”) who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling, storage and training requirements imposed under the Garland facility RCRA permit. The EPA has advised us that it is evaluating an enforcement action against us and will likely seek payment of a fine and certain changes in the facility operations. We do not expect the outcome of this potential enforcement action to have a material adverse effect on our future results of operations.

Clean Air Act

The federal Clean Air Act (“CAA”) and analogous state laws establish a variety of programs designed to regulate the discharge of pollutants into the air. Under these laws, permits may be required before construction can commence on any new or modified source that has the potential to emit a significant amount of any regulated pollutant, such as nitrogen oxides and volatile organic compounds. Additionally, existing sources of air emissions may be required to register with state environmental agencies, monitor and report emissions, and install new or improved emission control equipment in certain situations. Furthermore, the CAA requires that major sources of air pollution obtain federal operating permits, which incorporate applicable pollution control requirements and require reporting and certification obligations. The CAA also requires owners and operators of facilities that produce, handle, process, distribute, or store threshold quantities of chemicals to implement and update detailed risk management plans, which must be filed with and approved by the EPA. We could be required to incur additional expenditures to comply with the CAA, including costs to install and operate emissions control equipment at our facilities.

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

Toxic Substances Control Act

The Toxic Substances Control Act (“TSCA”) authorizes the EPA to require chemical manufacturers, importers, and exporters to comply with reporting, record keeping, testing, and other requirements relating to chemical substances or mixtures. TSCA is primarily designed to ensure that certain chemicals do not pose an unreasonable risk to human health or the environment. The TSCA Chemical Substances Inventory, which is maintained by the EPA, lists over 84,000 covered chemical substances. Before a chemical substance can enter interstate commerce (either through manufacture or importation), the EPA must review and approve the substance’s pre-manufacture notice. As part of that review process, the EPA may identify conditions—up to and including a ban on production—limiting the use of a chemical substance before it enters commerce. TSCA also requires the testing of chemicals by manufacturers, importers, and processors, and requires those importing or exporting chemicals to comply with certification reporting and recordkeeping requirements. TSCA also requires that any chemical distributor having information reasonably suggesting a substantial risk of injury to health or the environment must notify the EPA immediately. In addition, when we import chemicals into the United States or export chemicals out of the United States, we must comply with TSCA’s import certification and export notice requirements. We must also comply with TSCA’s various recordkeeping requirements.

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

OSHA has established maximum workplace chemical exposure levels. Manufacturers and distributors of chemicals must employ a hazard communication program utilizing labels and other forms of warnings, as well as safety data sheets (“SDSs”), setting forth safety and hazardous materials information to employees and customers. OSHA’s Hazard Communication Standard covers both physical hazards (such as flammability or the potential for explosions) and health hazards. Employers are required to provide a certain level of training to ensure that relevant employees are equipped to properly handle chemicals. OSHA is currently in the process of revising its Hazard Communication Standard to make it consistent with the United Nation’s Globally Harmonized System of Classification and Labeling of Chemicals. The new standards will include more specific requirements for hazard classification, as well as standardized label components that will provide consistent information and definitions for hazardous chemicals and a standard approach to conveying information on SDSs. These changes as well as other regulatory initiatives in occupational health and safety could result in increased operation and compliance costs.

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

Available Information

We electronically file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http://www.nexeosolutions.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

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

Our business depends on access to adequate supplies of the products that our customers purchase from us. From time to time, we may be unable to access adequate quantities of certain products because of supply disruptions due to natural disasters, extreme weather, industrial accidents, scheduled and unscheduled production outages, high demand leading to allocation, port closures and other transportation disruptions and other circumstances beyond our control. For example, in 2005 and 2008, major hurricanes caused significant disruptions in operations of several of our suppliers and customers on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, all of which had an adverse impact on the demand for and cost of some of the products we sell. On

October 29, 2012, Hurricane Sandy caused significant damage and disrupted business in the northeastern part of the U.S. We maintain standard insurance against catastrophic losses, which are subject to a deductible. For the fiscal year ended September 30, 2013, while we recorded approximately $0.9 million in losses in connection with Hurricane Sandy, primarily associated with property damage, we did not experience an adverse impact on business continuity as a result of the hurricane. Future significant weather related events could negatively affect our results of operations.

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

Additionally, domestic and global government regulations related to the manufacture or transport of certain products may impede our ability to obtain those products on commercially reasonable terms.

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

Our businesses mainly service clients in North America, EMEA and Asia, specifically China, making us vulnerable to downturns in those economies. Our sales and gross profits could decline as a result of economic recessions, changes in industrial production processes or consumer preferences, significant episodes of inflation, fluctuations in interest and currency exchange rates, and changes in the fiscal or monetary policies of governments in North America, EMEA and Asia, specifically China. See also “—We are exposed to fluctuations in foreign exchange rates” and “—Our substantial international operations subject us to risks of doing business in foreign countries.”

Since the U.S. recession in 2008 and 2009, the U.S. and global economies remain relatively weak. Recent 2014 economic forecasts show only slight growth improvements to the advanced economies. Forecasts for growth in emerging economies is less certain; if growth in these economies remains on the downside, it could further impact demand for our products.

During the economic downturn in the United States in 2008 and 2009, a number of the Distribution Business’ customers in the construction, transportation, and certain other industries experienced reduced demand for their products, which led to decreased demand for Distribution Business’ products and affected margins on products sold. Demand for our products from many of these customers has not returned to pre-downturn levels. During calendar year 2013, growth in China has slowed. This slower economic growth has impacted product demand for the products we distribute in that country.  There are no assurances that demand for our products from these customers will return in the future. While the advanced economies have recently enjoyed some renewed gross domestic product (“GDP”) growth, the GDP growth in emerging economies has underperformed expectations. Specifically, industrial production in the emerging markets has been slowing since early 2012. As a result, there continues to be pressure on demand for our products due to lower industrial activity in the developed countries we serve.

General economic conditions and macroeconomic trends could also negatively affect the creditworthiness of our customers, which could increase our credit risk with respect to our trade receivables. Similarly, volatility and disruption in financial markets could limit our customers’ ability to obtain financing necessary to maintain or expand their own operations, thereby reducing demand for our products. For example, there are continued uncertainties concerning the lingering fiscal crisis in Eurozone countries and speculation continues regarding the inability of Greece and certain other European countries to pay their national debt, the response by Eurozone policy makers to mitigate this sovereign debt crisis and the concerns regarding the stability of the euro currency have created uncertainty in the credit markets. As a result, there has been a strain on banks and other financial market participants, which could adversely affect certain of our customers’ ability to obtain credit on favorable terms or at all. Recent statements by the U.S. Federal Reserve about tapering asset purchases towards the end of calendar year 2013 has caused a surprisingly large tightening of U.S. monetary conditions, which has had a commensurate impact on monetary conditions and financial markets in the emerging economies. Actual tapering of purchases could actually slow GDP growth in the U.S. and Eurozone, and significantly impact international capital flows creating difficult conditions to support credit-driven growth initiatives. There is no assurance that global or regional economic conditions will translate into favorable demand conditions for our products such that we will be able to manage costs should weak demand continue for a prolonged period.

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

Many of our products are commodities or include significant commodity content; however, we have no control over the changing market value of the commodities. For example, excess supplies of crude oil-based and/or natural gas-based feedstocks may cause base commodity chemical product prices as well as subsequent propylene or ethylene based plastics and composite commodity product prices to fall. We also typically maintain significant inventories of the products we sell in order to meet our customers’ service level requirements. Declining prices typically cause customers to reduce inventories and wait for lower prices in anticipation of continued falling prices. As a result of these two factors, we are subject to price risk with respect to our product inventories. We use a sophisticated ERP system to forecast customer demand based on historical practices and collaborate with customers to enhance the accuracy of these forecasts; however, significant unanticipated changes in market conditions can affect future product demand, which could materially and adversely affect the value of our inventory. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot profitably sell. As a result, our gross profits can decrease and plastics sales volumes decline as our customers keep their purchases to a minimum.

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

We require significant working capital.

We have significant working capital needs, as the nature of our business requires us to purchase and maintain inventories that enable us to fulfill customer demand. In addition, we extend a significant amount of trade credit to our customers to purchase our products. Increases in the price of the products we purchase from suppliers or our selling prices to customers could result in increased working capital needs, as it is more expensive to maintain inventories and extend trade credit, which could adversely affect our liquidity and cash flow. As of September 30, 2013, we maintained inventories of $370.9 million, equivalent to approximately 40 days of sales. We finance our working capital needs through cash flow from operations and borrowings under our ABL Facility. If we are unable to finance our working capital needs on the same or more favorable terms going forward, or if our working capital requirements increase and we are unable to finance the increase, we may not be able to purchase the products required by our customers or extend them the credit they require to purchase our products, which could result in a loss of sales.

We depend on transportation and storage assets, some of which we do not own, in order to store and deliver products to our customers.

Although we maintain a significant portfolio of owned and leased transportation assets in North America, including trucks, tankers, railcars, barges and trailers, we also rely on transportation provided by third parties, such as common carriers, to deliver products to our customers. Common carriers account for approximately 44% of deliveries from our North American warehouses. In addition, in EMEA and Asia, we operated almost exclusively through third-party operated warehouses for the fiscal year ended September 30, 2013. Our access to third-party transportation and storage is not guaranteed, and we may be unable to transport or store products at economically attractive rates or at all in certain circumstances, particularly in cases of adverse market conditions, such as a lack of transportation or storage capacity or disruptions to transportation infrastructure. We could also be subject to increased costs that we may not always be able to recover from our customers, including fluctuating fuel prices and unexpected increases in the charges imposed by common carriers and other third parties involved in transportation. Strikes or other service interruptions by third-party transporters could also cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis. Any condition which results in our inability to store and deliver products to our customers for a prolonged period of time or our failure to deliver products in a timely manner, could harm our reputation and brand and render portions of our business unprofitable.

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

We also cannot assure you that completed acquisitions will be successful. We could have difficulty integrating the operations, systems, management and other personnel, technology and internal controls of a new acquisition with our own. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Matters related to integration may also delay and/or jeopardize strategic initiatives in place to enhance profitability. In addition, we may experience an adverse impact on our operations and revenues if acquisition or integration activities disrupt key customer and supplier relationships or if we fail to retain, motivate and integrate key management and other employees of acquired businesses. Even if we are able to integrate successfully, we may not be able to realize the potential cost savings, synergies and revenue enhancements that were anticipated from any acquisition, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Furthermore, the entities that we acquire in the future may not maintain effective systems of internal controls, or we may encounter difficulties integrating our system of internal controls with those of acquired entities, which could prevent us from meeting our reporting obligations.

Our success depends on our ability to attract and retain key employees, and we may have difficulty attracting and retaining these employees.

We may have difficulty locating, hiring and retaining qualified and experienced managerial, sales, sourcing and technical support personnel, or retaining such personnel once hired. This could have an adverse effect on our ability to operate and grow our business. Additionally, the loss of employees who manage key customer and supplier relationships or key products could affect our ability to sell and support our business effectively, which could have an adverse effect on our results of operations. This is particularly true in foreign jurisdictions like China, where our presence is new and legacy relationships are important to the viability of our business.

We may fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, disputes with our unions may arise or our unionized employees may engage in a strike or other work stoppage.

As of September 30, 2013, approximately 163 of our 1,937 employees in the United States were represented by unions in seven locations and eight separate bargaining units. Six of the local unions are affiliated with the International Brotherhood of Teamsters and two are affiliated with the United Steel workers. We have been unable to finalize a collective bargaining agreement with two of the eight local unions following the Ashland Distribution Acquisition.

In April and November 2011, these two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board (“NLRB”) and the NLRB filed a complaint against us with respect to both cases. We intend to vigorously challenge these allegations; however, no assurances can be given to the outcome of these pending complaints or that we will be able to finalize collective bargaining agreements with these two unions at all or on favorable terms. Where the collective bargaining agreements have expired and have not been replaced, it is possible that the local unions, without no-strike clauses in place, may engage in work stoppages.

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

As of September 30, 2013, our intangible assets totaled approximately $289.2 million, including approximately $168.7 million in goodwill resulting from the Ashland Distribution Acquisition in November 2011 and $52.0 million resulting from the acquisition of Beijing Plaschem in November 2012. Although we currently do not expect that these intangible assets will be impaired, we cannot guarantee that no impairment will occur, particularly in the event of a substantial deterioration in our future prospects either in total or in a particular segment. If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record impairment charges in the future.

Our substantial international operations subject us to risks of doing business in foreign countries.

For the fiscal year ended September 30, 2013, we sold products in over 70 different countries and generated 19.2% of total sales outside the United States. Also, we currently operate through over 60 facilities, primarily third party warehouses, located outside the United States and we have significantly increased our presence in Asia with our joint venture in China. We expect sales from international markets to represent an even larger portion of our net sales in the future. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions.

Legal and political risks are inherent in the operation of a company with our global scope. For example, it may be more difficult for us to enforce our agreements or collect receivables through foreign legal systems. In addition, the global nature of our business presents difficulties in hiring and maintaining a workforce in some countries as we may face difficulties managing and administering an internationally dispersed business. In particular, the management of our personnel across several countries can present logistical and managerial challenges, including challenges related to operating under different business cultures and languages.

Foreign countries may also impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls. The imposition of tariffs is also a risk that could impair our financial performance.

There is a risk that foreign governments may nationalize private enterprises in countries where we operate. In some countries or regions, terrorist activities and the response to these activities may threaten our operations more than those in the United States and may result in limited operations, especially in the event of activities which may threaten the health and safety of our employees. Also, changes in general economic and political conditions in countries where we operate, particularly in emerging markets, are a risk to our financial performance.

As we continue to operate our business globally, our success will depend in part on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our multinational operations will not have an adverse effect on us.

We have significant operations in China and the applicable laws and regulations are sometimes vague and uncertain. Any changes in such laws and regulations could materially adversely affect our business, financial condition, operating results and cash flows.

On November 1, 2012, Nexeo Plaschem completed the acquisition of Beijing Plaschem’s operations in China. For the fiscal year ended September 30, 2013, Nexeo Plaschem’s operations contributed, in aggregate across all lines of business, $258.8 million in revenue. China’s legal system is a civil law system based on written statutes, where decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of China’s laws and regulations, including among others, the laws and regulations governing the conduct of business in China, or the enforcement and performance of arrangements with customers and suppliers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business in China. If the relevant authorities find that we are in violation of China’s laws or regulations, they would have broad discretion in dealing with such a violation, including levying fines or requiring that we discontinue any portion or all of our business in China.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign businesses conducting business in China. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect China’s government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

We are exposed to fluctuations in foreign exchange rates.

In addition to the risks associated with international operations noted above, our revenues are often denominated in currencies other than the U.S. dollar. We report our consolidated results in U.S. dollars. The results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. Consequently, any change in exchange rates between our foreign operations’ functional currencies and the U.S. dollar will affect our consolidated income statement and balance sheet when the results of those operating companies are translated into U.S. dollars for reporting purposes. In fiscal year 2013, our most significant currency exposures were to the Canadian dollar and the euro versus the U.S. dollar as well as to the Chinese Renminbi as a result of our newly formed joint venture, Nexeo Plaschem. The exchange rates between these and other foreign currencies and the U.S. dollar may fluctuate substantially, and these fluctuations have had a significant effect on our results in recent periods. In particular, the U.S. dollar/euro exchange rate has been volatile in recent periods due to European political events and uncertainties related to the fiscal position of certain members of the Eurozone and their ability to meet their debt obligations. Prolonged volatility in the U.S. dollar/euro exchange rate could materially affect our results of operations.

We incur significant costs as a result of operating as a company with registered securities, and our management is required to devote substantial time to new compliance initiatives.

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

Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may incur substantial costs to maintain the coverage.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud. We are required to comply with Section 404 of the Sarbanes Oxley Act effective with the issuance of this Annual Report on Form 10-K. We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act. Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting and/or we may encounter difficulties in implementing or improving our internal controls which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.  Any such action could adversely affect our financial results and may also result in delayed filings with the Securities and Exchange Commission.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors), and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage our reputation and lead to financial losses from remediation actions, loss of business or potential liability.

Risks Related to Our Regulations, Litigation and Insurance

Accidents, environmental damage, misuse of our products, adverse health effects or other harm related to hazardous materials that we carry or store could result in damage to our reputation and substantial remediation obligations.

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

Accidents or other incidents alleged to have taken place at our facilities, while a product is in transit, in a product’s end use application or otherwise involving our personnel or operations could also expose us to substantial liabilities and have a material adverse effect on our business, financial condition and results of operations. Because many of the products we handle are potentially dangerous, we face the ongoing risk of explosions, fires, unintended releases and other hazards that may cause property damage, physical injury, illness or death. As an example, on November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service our Chemicals line of business.

There can be no assurance that these types of events will not occur again in the future. If these events occur, whether through our own fault, the fault of a third party, pre-existing conditions at our facilities or among our fleet, natural disaster or other event outside our control, our reputation could be significantly damaged. We could also become responsible, through the application of environmental or other laws or by court order, for substantial monetary damages, costly remediation obligations, and various fines or penalties, which may include liabilities arising from third-party lawsuits or environmental clean-up obligations. The amount of any costs we may incur under such circumstances could substantially exceed any insurance we have to cover those losses.

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

Our Chemicals and Composites lines of businesses involve the storage and distribution of various chemicals, solvents, additives, resins and catalysts to various end markets. Our Environmental Services business involves the collection, recovery, recycling, and disposal of hazardous and non-hazardous wastes. All of these businesses, and to a lesser extent our plastics business, are subject to increasingly stringent federal, state, local, and foreign laws and regulations associated with protection of the environment. These laws and regulations govern such matters as the handling, storage, and transportation of chemicals and composites, release of pollutants into the air, soil, and water, disposal of hazardous and non-hazardous wastes, remediation of contaminated sites, protection of workers from exposure to hazardous substances, and public disclosure of information regarding environmental hazards. Our failure to comply with any environmental laws or regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory or remediation liabilities, and the issuance of injunctive relief subjecting us to additional operational costs and constraints. Each of these outcomes could have an adverse effect on our business, financial condition, or results of operations.

Environmental and safety laws and regulations are subject to frequent modification, and recent trends indicate a movement towards increasingly stringent environmental and safety requirements. As a result, we may be required to make substantial expenditures to comply with future environmental laws and regulations, and such expenditures could have an adverse effect on our business, financial condition, or results of operations. For example, the EPA has undertaken efforts to increase its regulation of toxic substances under the Toxic Substances Control Act and the U.S. Department of Transportation is considering amending its rules under the Federal Hazardous Materials Transportation Law to increase restrictions on the transportation of certain combustible liquids. New or increased governmental restrictions on the use of certain chemicals, both domestically and abroad, could also reduce demand for our products, adversely affecting our operations.

Our business is subject to many operational risks that can result in injury or loss of life, environmental damage, exposure to hazardous materials, and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. Our insurance policies may not cover all losses, costs or liabilities that we may experience.

The operations in our Chemicals, Composites and Environmental Services lines of business inherently involve the risk that chemical or composite products or hazardous substances could be released into the environment from our facilities or equipment, either through spills or other accidents. Many of the chemicals and composites products we handle are potentially dangerous, and could present the risk of fires, explosions, exposure to hazardous materials, and other hazards that could cause property damage or personal injury. Responding to the occurrence of any such incidents could cause us to incur potentially material expenditures related to response actions, government penalties, natural resource damages, third-party injury or property damage claims, and business interruption.

While we incorporate extensive safety procedures and protocols in the operation of our businesses, there are risks inherent to the chemical distribution and environmental services industries. These relate primarily to the storage, handling, transportation and disposal of chemicals and other hazardous substances, which are subject to operational hazards and unforeseen interruptions caused by events beyond our control. These risks include, but are not limited to, accidents, explosions, fires, breakdowns in equipment or processes, acts of terrorism, and severe weather. These events can result in injury or loss of life, environmental damage, exposure to hazardous materials, and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. In addition, the handling of chemicals has the potential for serious impacts on human health and the environment from such events as chemical spills and unintentional discharges or releases of toxic or hazardous substances or gases.

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

We are relying upon the creditworthiness of Ashland, which is indemnifying us for certain liabilities associated with the Distribution Business. To the extent Ashland is unable (or unwilling) to satisfy its obligations to us, we may have no recourse under the purchase agreement and will bear the risk of the liabilities associated with the Distribution Business.

Under the purchase agreement for the Ashland Distribution Acquisition, Ashland has agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant (other than any fundamental representation or warranty or any tax-related representation or warranty) are generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Subject to the limitations described below, Ashland has also agreed to retain all known environmental liabilities (“Retained Specified Remediation Liabilities”) and all other environmental remediation liabilities arising prior to the closing date of which Ashland receives notice prior to the fifth anniversary of the closing date (“Other Retained Remediation Liabilities”). The purchase agreement also provides that Ashland retains all litigation liabilities arising prior to the closing date of the Ashland Distribution Acquisition of which Ashland receives notice prior to the fifth anniversary of the closing date (“Retained Litigation Liabilities”).

Ashland’s indemnification obligations for any Other Retained Remediation Liabilities incurred by us are subject to an individual claim threshold of $175,000 and an aggregate claim deductible of $5.0 million, and Ashland’s indemnification for all Retained Specified Remediation Liabilities and Other Retained Remediation Liabilities (in each case other than any such liabilities relating to off-site locations) is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from or relating to the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) or any Retained Specified Remediation Liabilities, Other Retained Remediation Liabilities or Retained Litigation Liabilities are subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligations under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) are subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business.

Several of our facilities are currently undergoing active remediation for impacts to soil and groundwater. Under our purchase agreement with Ashland, Ashland has retained liability for all remediation obligations related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and will indemnify us for any losses associated with these liabilities, subject to some limitations. To date, we have not incurred any such costs. Ashland will not indemnify us, however, for any environmental conditions arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition. We may also discover new or previously unknown contamination for which we may not be indemnified by Ashland. In those cases and in situations where Ashland does not fulfill (or is unwilling) its indemnification obligations to us, we may be responsible for substantial remediation costs.

In the purchase agreement for the Ashland Distribution Acquisition, Ashland agreed to retain all known environmental remediation liabilities and all other environmental liabilities arising prior to the closing date of March 31, 2011 of which Ashland received written notice prior to the fifth anniversary of such closing date. Because Ashland agreed to indemnify us for Retained Environmental Remediation Liabilities and Other Environmental Liabilities (as such terms are defined herein), we do not currently have any environmental or remediation reserves associated with these specific liabilities; however, we evaluate on a regular basis the need to establish such reserves and may incur significant remediation liabilities in the future.

For a discussion of the environmental regulations we are subject to, see “Item 1. Business—Regulatory Matters—Environmental”.

Although we have not experienced a situation in which Ashland was unable (or unwilling) to satisfy its obligations to us that could result in a material impact on our results of operations or cash flows in any of the periods presented in this Form 10-K, to the extent Ashland is unable to satisfy its obligations to us, we may have no recourse under the purchase agreement and will bear the risk of the pre-closing liabilities associated with the Distribution Business, including certain known environmental liabilities.

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

Our Chemicals, Composites and Environmental Services lines of business involve the storage, transportation, and handling of hazardous materials, including chemicals, composites and wastes. The nature of these operations could subject us to personal injury claims from individuals or classes of individuals related to exposure to such materials. We may also be subject to personal injury claims related to exposure to asbestos. Although we do not manufacture or distribute any products containing asbestos, asbestos-containing building materials have been identified at some of our facilities; these materials could present an exposure risk if improperly handled. Under our purchase agreement with Ashland, Ashland has retained liability for all personal injury claims related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and will indemnify us for any losses associated with these liabilities, subject to some limitations. Ashland will not indemnify us, however, for any personal injury claims arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition, nor will Ashland indemnify us for any claims related to the removal or abatement of asbestos-containing materials. Although we have not experienced any of these claims that could result in a material impact on our results of operations or cash flows in any of the periods presented in this Form 10-K, there can be no assurance that we will not incur such claims in the future.

Our international sales and operations require access to international markets and are subject to applicable laws relating to trade, export and import controls and economic sanctions, the violation of which could adversely affect our operations.

We must comply with foreign laws relating to trade, export and import controls, and economic sanctions. We may not be aware of all of such laws for the markets in which we do business, which subjects us to the risk of potential violations. Non-compliance could result in the loss of authorizations and licenses to conduct business in these countries or civil or criminal penalties. We must also comply with all applicable export and import laws and regulations of the United States and other countries. Such laws and regulations include, but are not limited to, the Export Administration Act, the Export Administration Regulations, the Arms Export Control Act, and the International Traffic in Arms Regulations. The applicability of such laws and regulations generally is limited to “U.S. persons” (i.e., U.S. companies organized or registered to do business in the U.S. and to U.S. citizens, U.S. lawful permanent residents and other protected classes of individuals). However, these laws and regulations have certain extraterritorial effect, particularly with respect to the reexport of U.S.-origin equipment, and in other instances. We must comply with U.S. sanctions laws and regulations, which are primarily administered by the U.S. Department of Treasury’s Office of Foreign Asset Controls, as well as other U.S. government agencies. Transactions involving sanctioned countries, entities and persons are prohibited without U.S. government authorization (which will rarely be granted). The applicability of such sanctions laws and regulations generally is limited to U.S. persons. However, these laws and regulations have certain extraterritorial effect, particularly with respect to the reexport of U.S.-origin equipment. Moreover, U.S. sanctions against Cuba are specifically designed to cover foreign companies owned and controlled by U.S. companies and certain U.S. sanctions against Iran are designed to target foreign companies.

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

As of September 30, 2013, we had approximately $717.3 million of principal amount of debt outstanding, a portion of which is secured by inventory and accounts receivable totaling $742.6 million at September 30, 2013.  In addition, as of September 30, 2013, we had available capacity of $419.3 million under our ABL Facility for additional borrowings. Our substantial indebtedness could have important consequences with respect to our business, including the following:

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

Despite our current level of indebtedness, we may incur substantially more debt in the future, which could further exacerbate the risks described above. In addition to the $490.1 million of borrowings under the Term Loan Facility and the $419.3 million of borrowings available under the ABL Facility, each as of September 30, 2013, under the terms of these facilities and subject to our continued compliance with specified financial ratios, we have the option:

•                  under the ABL Facility, to raise up to $220.0 million of incremental or increased revolving credit commitments; and

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

Our Credit Facilities and the Indenture contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including our ability to:

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

TPG beneficially owns the substantial majority of our equity. TPG has significant influence over our operations and has representatives on our Board of Directors. The interests of our equity holders may not, in all cases, be aligned with the interests of the debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of the debt holders. In that situation, for example, the debt holders may want us to raise additional equity capital from our equity holders or other investors to reduce our leverage and pay our debts, while the equity holders might not want to increase their investment in us or have their ownership diluted, and may instead choose to take other actions, such as selling our assets.

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

We are subject to interest rate risk in connection with borrowings under the Credit Facilities, which bear interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under these facilities, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. We use derivative financial instruments to reduce our sensitivity to interest rates; however, we have hedged only $275.0 million of the $490.1 million variable-rate debt outstanding under our Term Loan Facility as of September 30, 2013. We continue to have direct interest rate risk with respect to the unhedged portion of debt outstanding under our Term Loan Facility and to all outstanding borrowings under our ABL Facility. A significant increase in prevailing interest rates, which results in a substantial increase in the interest rates applicable to our interest expense with respect to unhedged portions of our variable rate indebtedness, could have an adverse effect on our financial condition and results of operations.

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

Ashland and its subsidiaries, however, were named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting the Distribution Business prior to the date of the Ashland Distribution Acquisition, including certain environmental claims and employee-related matters. While the outcome of these lawsuits, investigations and claims against Ashland cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on the Distribution Business or our business, results of operations, cash flows or financial condition. We have not assumed any liabilities arising out of these existing lawsuits, investigations and claims against Ashland. In addition, under the purchase agreement for the Ashland Distribution Acquisition, Ashland agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligation resulting from its breach of any representation, warranty or covenant related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. In the event we were to incur costs arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation for the Other Retained Remediation Liabilities is subject to an individual claim threshold of $175,000 and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligation resulting from or relating to the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) or the Retained Specified Remediation Liabilities, the Other Retained Remediation Liabilities or Retained Litigation Liabilities is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the $930.0 million purchase price for the Distribution Business (subject to any purchase price adjustments).

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the NLRB, alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. The matter is now before the NLRB for consideration by the Board.  We have reached agreement on the framework for a settlement with one of the unions that would keep the employees in our 401(K) plan but the Board must approve the settlement and dismiss the case with respect to that local union before the settlement becomes effective.  The Board has not yet taken action with regard to the settlement.  In each case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. Neither case includes a request for a specific dollar amount of damages in the applicable claims. In the event these cases continue, we intend to vigorously challenge the allegations, however, no assurances can be given to the outcome of these pending complaints. Regardless, we do not believe these cases could have a material adverse effect on our business, financial condition or results of operations.

On November 16, 2012, a facility owned by us in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. Subsequent to this incident, the Garland facility was inspected by representatives of the EPA who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility RCRA permit. The EPA has advised us that it is evaluating an enforcement action against us and will likely seek payment of a fine and certain changes in the facility operations. We do not expect the outcome of this potential enforcement action to have a material adverse effect on our future results of operations.

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

During fiscal year 2013, we sold unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

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

Successor Financial Data

The historical statement of operations data of Holdings (Successor), for the fiscal years ended September 30, 2013 and 2012 and the period from November 4, 2010 (inception) to September 30, 2011 and balance sheet data as of September 30, 2013 and 2012 are derived from Holdings’ audited consolidated financial statements and the notes thereto contained elsewhere in this Form 10-K. Balance sheet data as of September 30, 2011, derived from Holdings’ audited consolidated financial statements and the notes thereto contained in Form 10-K for the fiscal year ended September 30, 2012, is not presented.

Predecessor Financial Data

The historical statement of operations data of the Distribution Business (Predecessor), for the six months ended March 31, 2011 and for the fiscal years ended September 30, 2010 and 2009 and balance sheet data as of September 30, 2010 and 2009 are derived from the audited consolidated financial statements of the Distribution Business and the notes thereto. All Predecessor condensed financial data represents a carve-out financial statement presentation of the Distribution Business, which was an unincorporated commercial unit of Ashland. For more information on the carve-out presentation of the Distribution Business, see the financial statements and the notes thereto included under Item 8 in this Form 10-K.

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

	Successor			Predecessor
	Fiscal Year Ended September 30,		For the Period from November 4, 2010 (inception) to September 30,	Six Months Ended March 31,	Fiscal Year Ended September 30,
(Dollars in thousands)	2013	2012	2011	2011	2010	2009
Statement of Operations Data:
Sales and operating revenues	$4,400,073	$4,014,564	$2,084,284	$1,869,167	$3,419,364	$3,020,726
Cost of sales	4,013,061	3,652,583	1,917,449	1,706,627	3,102,006	2,718,539

Gross profit	387,012	361,981	166,835	162,540	317,358	302,187
Selling, general and administrative expenses	308,917	314,438	135,050	76,021	173,851	162,314
Corporate overhead allocation	—	—	—	48,577	90,225	90,528
Transaction related costs	7,368	5,970	85,205	—	—	—

Operating income (loss)	70,727	41,573	(53,420)	37,942	53,282	49,345
Other income	1,689	2,090	787	2,434	2,587	3,729
Interest income	514	346	152	—	—	—
Interest expense	(58,205)	(45,353)	(24,898)	—	—	—

Income (loss) before income taxes	14,725	(1,344)	(77,379)	40,376	55,869	53,074
Income tax expense	5,583	2,254	712	14,484	20,227	22,307

Net income (loss)	$9,142	$(3,598)	$(78,091)	$25,892	$35,642	$30,767

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating Activities	$(40,314)	$112,417	$(44,298)	$15,227	$(56,173)	$245,049
Investing Activities	(89,523)	(21,759)	(976,741)	(2,075)	(18,046)	(5,792)
Financing Activities	71,244	20	1,067,166	(13,152)	74,219	(239,257)

Balance Sheet Data (at period end):
Cash and cash equivalents	$74,621	$135,335	$44,989	$—	$—	$—
Working capital(1)	567,254	556,356	527,017	361,510	341,583	229,168
Total assets	1,599,792	1,482,525	1,420,123	1,007,513	912,491	794,209
Long term obligations(2)	659,340	604,002	649,373	386	410	—
Total liabilities	1,178,490	1,074,094	1,056,095	514,233	431,951	423,530

Other Financial Data:
Capital expenditures, excluding acquisitions(3)	$34,243	$22,894	$4,375	$2,869	$18,912	$6,594
Depreciation and amortization	39,522	40,084	19,791	14,207	27,724	28,178

(1)                  Working capital means current assets minus current liabilities.

(2)                  Long term obligations represent debt, including current portion, net of discount, and capital leases for the Successor periods and capital leases only for the Predecessor periods. It excludes short-term borrowings under line of credit agreements available to Nexeo Plaschem.

(3)                  For fiscal year 2010, capital expenditures include $4.8 million of fixed assets transferred from Ashland to the Distribution Business for purposes of preparing the Distribution Business to operate as a stand-alone entity and $14.1 million of capital expenditures actually incurred in connection with the Distribution Business. See Note 3 to our consolidated financial statements for additional information regarding acquisitions.

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

We are a global distributor of chemicals, plastics and composites products. We are organized into four lines of business (or operating segments): Chemicals, Plastics, Composites and Environmental Services. Both the Chemicals and Composites lines of business distribute chemicals and composite raw materials in North America and Asia. Our Plastics line of business distributes plastics products in North America, EMEA and Asia. Our Environmental Services line of business provides environmental services across North America. These services include hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services to companies across the U.S. The company distributes more than 27,000 products into over 70 countries for over 1,200 suppliers to more than 28,000 customers. As of July 2013, we are currently ranked third in North America and fourth globally among the top 100 distributors based on revenue, as reported by ICIS, one of the largest petrochemical market information providers.

The products distributed by our Chemicals, Plastics and Composites lines of business are used in a broad cross section of manufacturing industries, with various end markets and customer segments within those industries.  Each line of business focuses on delivering value propositions that serve the product demands of customers in those industries and end markets that align well with our suppliers’ go-to-market strategy and that we believe have high growth potential. Accordingly, across all lines of business, we currently focus on the construction, industrial, corrosion, oil and gas, HI&I, lubricants, PICA, automotive, healthcare, marine, heavy transport, corrosion, recreation, and personal care end markets. Depending upon the underlying market economics and our strategic direction, as well as anticipated product sales, our focus on particular end markets will shift over time. Many of our suppliers focus on end markets as well, which creates greater alignment with our go-to-market strategy and presents opportunities such as exclusive distribution agreements for certain products or in particular geographies.

We distribute our broad product portfolio through a supply chain consisting of approximately 180 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of nearly 1,000 units, including tractors and trailers, primarily in North America. We currently employ over 2,400 employees globally. At September 30, 2013, we had 665 sales professionals situated in North America, EMEA and Asia, including technical support, field management and corporate account managers to assist our customers in the selection and application of commodity and specialty products for their end products and processes.

Recent Operational and Financial Developments

Important events and accomplishments during fiscal year 2013 and the beginning of fiscal year 2014 include the following:

•                          Effective December 1, 2013, we acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. (“CSD”), a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas and substantially all of the assets of STX Freight Company (“STX”) and ST Laboratories Group, LLC (“ST Laboratories”), two related businesses of CSD, for an aggregate purchase price of approximately $100.0 million in cash, of which $11.0 million was placed in escrow. The acquisition was financed with cash on hand and borrowings under our ABL Facility. In connection with the purchase of the CSD shares and the purchase of STX and ST Laboratories assets, the Company paid TPG a one-time aggregate transaction fee of $2.0 million. See Note 18 to our consolidated financial statements.

•                          Effective August 5, 2013, we amended certain provisions of the Term Loan Facility and the ABL Facility, among other things, to permit Holdings and Sub Holdings, on a joint and several basis with Solutions, to become co-borrowers with respect to any future incremental term loans under the Term Loan Facility and to be co-borrowers under a new sub-facility of the ABL Facility, with the proceeds of the loans made under such sub-facility permitted to be used for certain permitted investments, working capital requirements and debt service obligations of Holdings, Sub Holdings and Solutions. The amendments also provide additional covenant flexibility. See Note 8 to our consolidated financial statements.

•                          Effective May 8, 2013 and October 16, 2012, we amended certain provisions of the ABL Facility, including securing a reduction of certain interest rates and fees and the ability to enter into a new foreign revolving facility up to $60.0 million. The amendments also provide additional covenant flexibility. See Note 8 to our consolidated financial statements.

•                          Effective October 16, 2012 and November 29, 2012, we amended certain provisions of the Term Loan Facility. Concurrently with the October 16, 2012 amendment, we borrowed an additional $175 million from the Term Loan Facility. See Note 8 to our consolidated financial statements.

•                          On November 1, 2012, our joint venture in China acquired the operations of Beijing Plaschem.

China Joint Venture

During the fourth quarter of fiscal year 2012, on September 5, 2012, we formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem. Following our initial investment of RMB 96.0 million (approximately $15.1 million), we own 60% of the joint venture. We consolidate 100% of Nexeo Plaschem’s operations and reflect the 40% we do not own as a contingently redeemable noncontrolling interest. Nexeo Plaschem participates in three of our four lines of business: Chemicals, Plastics and Composites.

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem, including existing supplier and customer relationships, in exchange for cash consideration of RMB 364 million (approximately $57.9 million) paid at closing and RMB 163.3 million (approximately $26.0 million), associated with the value of inventory transferred, paid in full via installments through the third quarter of fiscal year 2013.

We have the opportunity, and in certain situations the obligation, to acquire up to the remaining 40% of the joint venture from the shareholders of Beijing Plaschem in several steps for cash up to approximately RMB 650.0 million (approximately $106.2 million at September 30, 2013), if certain conditions are met. Additionally, the noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, for a cash payment or payments that could range from the minimum amount required under People’s Republic of China (“PRC”) law for transfer of the joint venture interest up to approximately RMB 500.0 million (approximately $81.7 million at September 30, 2013). During the first quarter of fiscal year 2014, the terms of the joint venture agreement were amended primarily to extend it for one year and clarify certain other terms and conditions. The amendments did not significantly modify the terms of the agreement.

During the first half of fiscal year 2014, we anticipate purchasing additional equity interests in Nexeo Plaschem for approximately RMB 342.4 million (approximately $56.0 million at September 30, 2013). We plan on funding this payment through operating cash flow and drawings under our ABL Facility.

See Note 3 to our consolidated financial statements.

Other Developments

On November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service our Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. We continue to utilize other locations to service our Chemicals customers in the region and, while we have incurred property losses and certain additional costs, we have not experienced an adverse impact on business continuity as a result of the fire. We maintain standard insurance against catastrophic losses, which is subject to a deductible. We are in the final stages of assessing damages and insurance coverage with our insurance carriers, and we believe we will be able to recover all losses in excess of the applicable deductible. Preliminary indications from our insurance carriers indicate that the insurance proceeds may be in excess of book value of certain assets that were destroyed in the fire.  Under certain circumstances, insurance recoveries received in excess of book value, if any, may be recorded as a gain in future periods.  We intend to repair or rebuild the loading rack terminal and repair other damage associated with the fire with the expected insurance proceeds. For the fiscal year ended September 30, 2013, we have recorded approximately $5.1 million in estimated losses, primarily associated with property damage, environmental remediation due to incident response and additional operating costs incurred to service our customers. These losses are included in operating expenses in our condensed consolidated statement of operations and are net of insurance proceeds received to date of $0.7 million. As of September 30, 2013, we have not recorded any receivables from insurance recoveries that may be received in the future.

Subsequent to the fire, the Garland facility was inspected by representatives of the EPA who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility RCRA permit. The EPA has advised us that it is evaluating an enforcement action against us and will likely seek payment of a fine and certain changes in the facility operations. We do not expect the outcome of this potential enforcement action to have a material adverse effect on our future results of operations.

On October 29, 2012, Hurricane Sandy caused significant damage to certain of our facilities and disrupted business in the northeastern part of the U.S. For the fiscal year ended September 30, 2013, we have recorded approximately $0.9 million in estimated losses in connection with this event, primarily associated with property damage. This amount is included in operating expenses in our condensed consolidated statement of operations. We have not experienced a significant adverse operational impact due to our property damage nor has our commercial business with customers or suppliers experienced any interruptions or other ‘business continuity’ issues. We have assessed damages and insurance coverage, and our losses do not exceed the applicable deductible.

Segment Overview

We manage our Company in four lines of business, or operating segments; Chemicals, Plastics, Composites and Environmental Services. Our Chemicals and Plastics lines of business are reportable segments. The Composites and Environmental Services lines of business do not individually meet the materiality threshold for separate disclosure. As a result, they are combined for presentation and disclosure purposes in an “Other” category. The Chemicals, Plastics and Composites lines of business are distribution businesses, while our Environmental Services line of business provides hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services.

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem. Nexeo Plaschem operates in three of our four lines of business. For the fiscal year ended September 30, 2013, approximately 40%, 55% and 5% of Nexeo Plaschem’s total sales and operating revenues were related to the Chemicals, Plastics and Composites lines of business, respectively.

Each line of business represents unique products and suppliers, and a line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across our Chemicals, Plastics and Composites lines of business there are numerous industry segments, end markets, and sub markets that we choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability, and our strategic agenda.

Each of the lines of business competes with national, regional and local companies throughout North America. Our Chemicals, Plastics and Composites lines of business compete with other distribution companies in Asia. Our Plastics line of business also competes with other distribution companies in EMEA. Competition within each line of business is based primarily on the diversity of the product portfolio, service offerings, reliability of supply, technical support and price. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level. A brief description of each of our lines of business follows:

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload (or small package) quantities, primarily in North America and Asia. The line of business serves a broad cross section of industrial segments, with a current focus on the PICA, industrial, oil and gas, HI&I, lubricants and personal care end markets. Sales in our Chemicals line of business, including Nexeo Plaschem Chemicals sales, represented 45.6% of our total sales for the fiscal year ended September 30, 2013 and 46.5% of our total sales for the fiscal year ended September 30, 2012.

Plastics. Our Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. Our plastics products are sold in more than 70 countries worldwide. The line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. The line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. Sales in our Plastics line of business, including Nexeo Plaschem Plastics sales, represented 44.6% of our total sales for the fiscal year ended September 30, 2013 and 42.3% of our total sales for the fiscal year ended September 30, 2012.

Composites. Our Composites line of business primarily supplies mixed truckload and less-than-truckload quantities of polyester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to its customers in North America. The line of business serves a broad cross section of industrial segments, with a current focus on the corrosion (pipe and tank), marine, heavy transport, construction, and recreation end markets. The line of business also supplies certain resin products to customers in Asia. Sales in our Composites line of business, including Nexeo Plaschem Composites sales, represented 7.4% of our total sales for the fiscal year ended September 30, 2013 and 8.5% of our total sales for the fiscal year ended September 30, 2012.

Environmental Services. Our Environmental Services line of business, in connection with chemical waste disposal service companies, provides customers with comprehensive, nationwide hazardous and non-hazardous waste collection, recovery, recycling and disposal services in North America, primarily in the United States. These environmental services are offered through a network of distribution centers, including several transfer facilities. Sales in our Environmental Services line of business represented 2.4% of our total sales for the fiscal year ended September 30, 2013 and 2.7% of our total sales for the fiscal year ended September 30, 2012.

Factors Affecting Comparability of Historical Financial Results

We were formed on November 4, 2010 and on March 31, 2011 we acquired the Distribution Business from Ashland. Prior to the Ashland Distribution Acquisition, the Distribution Business operated as an unincorporated commercial unit of Ashland and used centralized functions of Ashland to support its operations, and, in return, Ashland allocated certain of its expenses to the Distribution Business. Since the Ashland Distribution Acquisition, we have operated as a stand-alone company and our results of operations are not directly comparable to the historical results of operations for certain of the periods presented, primarily because:

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

Following the acquisition, we were reliant on Ashland to provide administrative functions under a transition services agreement (“TSA”) while we built our internal capabilities. This resulted in significant duplicate costs in some functions during the fiscal year ended September 30, 2012 and the period from November 4, 2010 (inception) to September 30, 2011, when we paid Ashland approximately $25.3 million and $17.0 million, respectively, for transition services. We exited nearly all of the TSA agreements as of September 30, 2012, with a few, minor exceptions remaining for back office support in certain locations outside the United States. We have until March 2014 to fully exit the TSA with Ashland.  Additionally, we established our executive offices in The Woodlands, Texas and relocated a portion of our staff to that office.

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

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem. Accordingly, the consolidated results of operations for the fiscal year ended September 30, 2013 include the results of the acquired operations since that date.

As a result of the factors listed above, historical results of operations and other financial data, period-to-period comparisons of these results and certain other financial data may not be comparable or indicative of future results.

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions: The consumption of chemicals, plastics and composites in the broad industry segments and end markets that we serve generally corresponds to the level of production of goods and services in the global economy amplified by the regional economies where we have commercial operations. As a result, when general economic conditions improve or deteriorate, our volumes tend to fluctuate accordingly. We manage our cost structure in line with general economic conditions but, ultimately, our volumes and profitability are correlated with the underlying demand for the end-products of the industries we serve.

Price fluctuations: The prices at which we resell the products we distribute in our Chemicals, Plastics and Composites lines of business generally fluctuate in accordance with the prices that we pay for these products. Product prices we pay are largely driven by the underlying global and regional economic conditions that drive the prices of two primary “raw material” factors of production: crude oil (primarily naphtha) and natural gas (primarily ethane). These two raw material sources are used in the production of propylene and ethylene which are key feedstocks used in over 90% of the organic-based commodity and specialty chemicals as well as in the subsequent production of the intermediate plastics products, and composite products we distribute. The prices of these feedstocks are also affected by other factors, including choices made by feedstock producers for uses of these feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry), the capacity devoted to production of these feedstocks, and other macroeconomic factors that impact the producers. As a distributor, the prices of these feedstocks are not in our control. However, we are generally able to pass on both finished good price increases and decreases to our customers in accordance with the fluctuations in our product costs and transportation-related costs (e.g. fuel costs). As a result, movements in our product prices tend to correspond with changes in our sales revenue and cost of sales.

Volume-based pricing: We procure chemicals, plastics and composite raw materials through purchase orders rather than under long-term contracts with firm commitments. Our arrangements with key producers are typically embodied in agreements that we refer to as framework supply agreements. We work to develop strong relationships with a select group of producers that complement our strategy based on a number of factors including price, breadth of product offering, quality, market recognition, delivery terms and schedules, continuity of supply and each producer’s strategic positioning. Our framework supply agreements with producers typically renew annually and, while they generally do not provide for specific product pricing, some, primarily those related to our Chemicals line of business, include volume-based financial incentives through supplier rebates, which we earn by meeting or exceeding target purchase volumes.

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

Outlook

The chemicals, plastics, composites, and environmental services industries in which we compete encompass a large, highly fragmented, and complex market environment. The products we distribute are manufactured by large and medium-sized multinational corporations in all major regions of the world. These products are delivered directly or through channels of distribution to hundreds of thousands of large, medium, and small customers globally. A very large list of industrial applications exist for all three main product categories of chemicals, plastics and composites, and these application sets span nearly every manufacturing and industrial sector of the global economy and hundreds of end markets.

These industries together encompass thousands of products across a broad range of technical categories. For the chemicals industry, these categories include organic and inorganic chemicals, monomers and polymers and specialty chemicals. For the plastics industry, these categories include primary commodity plastics and specialty engineered thermoplastics. For the composites industry, these categories include glass and natural fiber composite materials widely used in a broad spectrum of manufacturing industries, and lightweight and high-performance composite materials.

According to industry research, the global industrial materials manufacturing market, which includes the products our lines of business sell, is approximately $4.0 trillion. This is typically referred to as the total available market, or “TAM”, and includes product sold directly to customers by suppliers as well as product sold through indirect distribution channel partners, such as Nexeo.  In addition, industry research indicates the global distribution channel in which we participate comprises approximately 10% of the total available market, or approximately $400.0 billion.  The market served by indirect channel partners such as Nexeo is typically referred to as the distribution total available market, or “DTAM”. Suppliers leverage their distribution partners to handle the complexity of servicing the small and mid-size customer base while providing needed technical product expertise. The growth in DTAM, in which we compete, is not only driven by macroeconomic factors, it is also affected by suppliers’ decisions to either serve markets or customers directly or use a distribution partner.  By creating and executing superior, service and solutions capabilities, we hope to influence the decision by suppliers to increase the level of business being served by us in the DTAM.

Adding to the complexity of this market environment is the increasing demand by customers for customer-specific solutions. These solutions are generally comprised of three essential components: products, value-added services, such as blending, packaging, and other special handling and special logistics requirements such as 24x7 delivery capability. We believe this increasing complexity, and our ability to serve these complex needs, will increasingly lead to suppliers choosing to leverage distributors like us because of our capability and scale.

As a leading, preferred channel-to-market for producers of chemicals, plastics and composites products, we distribute thousands of stock-keeping units (“SKUs”), via a supply chain into a widely diverse set of industries and end markets.  Consequently, our business is subject to broad, global and/or regional macroeconomic factors that affect the business environment of our lines of business and end markets therein. These factors include:

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

We monitor these factors routinely for both strategic and operational impacts. Our operations are most impacted by regional market price fluctuations of the primary raw (feedstock) materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. Market price fluctuations of these primary raw materials directly impact certain decisions of our product suppliers, specifically the manufacturing capacity made available for production of the products we distribute. As capacity or demand patterns change, we can experience a corresponding change in the average selling prices of the products we distribute.

Our average selling prices rise in inflationary environments as producers raise the market prices of the products that we distribute. The reverse is true in deflationary price environments. During inflationary periods our customers maximize the amount of inventory they carry in anticipation of even higher prices, and consequently this environment of excess demand favorably impacts our volumes sold, total revenues and gross profit due to the lag between rising prices and our cost of goods sold. Deflationary forces, on the other hand, create an environment of overcapacity driving market prices of products downward and we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit gross margins.

We also remain focused on the initiatives we launched in the two previous fiscal years to enhance growth and profitability, including:

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

•   expanding our footprint globally by focusing on certain end markets within each line of business that we believe will grow faster than the overall market and that will differentiate us from our competitors; and

•   attracting and retaining the talent we need to create new capabilities within our company.

Current Regional Macroeconomic Impacts to our Operations

We currently distribute products in North America, Europe, and Asia. In Europe, we conduct business primarily in Western European countries and in Asia the majority of our business is in China.  The global economic recovery remains mixed across the key regions where we compete.

Generally, our financial performance is impacted by the price of crude oil which is a primary feedstock for the vast majority of the chemicals and plastics products manufactured by the suppliers whose products we distribute. Broadly, geopolitical concerns continue to keep upward pressure on crude oil prices, along with substantial variability from quarter to quarter.  Brent crude oil prices traded within a band of $103 to $117 per barrel during the three months ended September 30, 2013. After having reached a peak in August 2013, Brent crude oil prices declined by 7% with Brent crude pricing at $108 per barrel, which is 4% lower than one year ago. Yet, Brent crude oil prices fluctuated within slightly wider a band of $97 to $119 per barrel during the fiscal year period from October 1, 2012 and September 30, 2013.  We expect that products that are derived from natural gas will grow more rapidly in the coming years because of the significant increase in natural gas production in North America. We cannot predict the long-term impact of the significant increase in natural gas production on product prices but we continue to monitor it closely.

Absent geopolitical events, we expect oil prices to be generally flat to down in our fiscal year 2014 as the global economy continues its slow recovery. Seasonal declines in refinery demand from its peak in July is likely to continue and could even accelerate in the calendar fourth quarter of 2013 (the first quarter of our fiscal year 2014). This could increase pressure on prices towards the end of the calendar year 2013, which is consistent with the pattern we have seen for the last two years. Market experts also expect lower oil prices over the medium term. Finally, as a logistics provider, oil price movements can significantly impact our transportation and delivery costs.

North America

We anticipate that the North American recovery will continue as economic reports suggest that the U.S. national economic activity continued to expand through the quarter and fiscal year ending September 30, 2013. However, we maintain that the recovery will continue to be slow and steady and will occur over a long time horizon in comparison to historical norms. Real GDP growth accelerated in the third quarter of fiscal year, despite the government shutdown. The latest economic indicators for the United States have been broadly positive, supporting our thesis of a slow expansion.

For the fiscal year ending September 30, 2013, our average selling prices improved slightly over the same fiscal year period in 2012. Selling prices for chemicals and plastics are primarily dependent on the cost of raw materials consisting of crude oil, natural gas and derivatives of these two commodities. Since we are a distributor, raw material prices are set by producers and fluctuate based on market demands, feedstock costs and other macroeconomic factors that impact the producers. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices. Alternatively, our gross profit margins generally increase during inflationary pricing environments as we are able to sell inventory that was previously purchased at lower prices. In addition, micro-industrial market forces can also determine the level of competition and therefore further impact the level of price changes occurring and other macroeconomic factors. For example, the relative maturity of a market often determines the expected annual growth of total volumes produced and sold both direct and through distribution channels in a market. More mature markets, such as the industrial end market in North America, generally grow more slowly and tend to encounter more intense competitive rivalry.

Prices were generally stable during the first half of fiscal year 2013, however, near the end of the fiscal third quarter ending March 31, 2013, prices generally began to decline in both lines of business, with a slightly more pronounced impact in our Plastics line of business. During the fourth fiscal quarter, for the period ending September 30, 2013, prices continued to move downward in our Chemicals and Composites lines of business, but recovered healthily in our Plastics line of business. Overall, the mixed results accounted for a slight decline in average selling prices over the third quarter of fiscal year 2013.

As we enter the last quarter of our fiscal year 2013 and begin fiscal year 2014, we continue to expect the economic recovery to be slow; however, the U.S. economy has shown consistency in its growth pattern in 2013 and appears to be gaining modest momentum. Housing market indicators and employment indicators generally improved throughout the year; however, industrial production growth was inconsistent.

Europe

Europe continues to struggle economically and Eurozone policy is pointedly focused on trying to harness more growth for these core and emerging economies across western and Eastern Europe. We take note that the recent policy actions by the European Central Bank has reduced Eurozone financial risk and stabilized financial markets. Broadly, business confidence indicators suggest that the activity is close to stabilizing in the core European economies where we conduct business. The Eurozone returned to growth in the second calendar quarter of 2013 after six quarters of recession. Recent macroeconomic indicators suggest that activity is beginning to stabilize in periphery countries (Turkey, Poland, Southeastern Europe) and recover in the European core economies — where our commercial operations are located. Large economies, such as France, Germany, Spain and Italy still report weak macroeconomic statistics: unemployment remains high, labor markets remain depressed, and there are rising concerns about underlying deflationary trends.  While growth is likely to be subdued in these economies, in the United Kingdom and Sweden recent data have shown signs of an improving economy. Overall, across the Eurozone, while real GDP is expected by the European Central Bank to have declined slightly in 2013, it is expected to grow by one percentage point in 2014.

Sentiment among European manufacturers has been improving. The European commission’s industrial confidence indicator rose between the second and third quarters of calendar year 2013, commensurate with our third and fourth quarters of fiscal year 2013. Additionally, the manufacturing Purchasing Manager’s Index (“PMI”) showed an improvement, reaching an average quarterly reading above the threshold of 50, indicating growth, for the first time, since the second quarter of calendar year 2011. This is significant because our business is directly related to providing raw materials into these industrial and manufacturing sectors — specifically, polymer-based commodity products related to our global Plastics distribution business. It should be noted that actual economic activity could be vastly different than our expectations, particularly given the continued uncertainties in the Eurozone and the fragile state of the U.S. economic recovery.

Asia

Nexeo Asia operations are currently concentrated mainly in China. Recent China economic data for primary economic indicators point to a moderate recovery in the growth momentum in the near-term. During 2013, the calendar third quarter China GDP grew both sequentially over calendar second quarter and over the previous year’s third calendar quarter, which is commensurate with our fiscal fourth quarter ending in September 30, 2013. Annualized growth was still well below the multi-year average of approximately 10% per year. During our fiscal fourth quarter, China experienced some growth in industrial production and official manufacturing indicators improved slightly. Inflationary pressures remain moderate, and even decelerated slightly in consumer prices In addition, certain actions taken by the Chinese government caused short-term volatility in local credit markets, which can affect the trading patterns of our customers and suppliers due to the availability of credit from local banks.

Relative to these macroeconomic conditions, our China joint venture experienced large gains in product volumes and sales revenue for the full fiscal year ended September 30, 2013 compared to the same period for 2012, growing substantially ahead of GDP growth in all four quarters of fiscal year 2013 compared to the same four quarters of fiscal year 2012. While the China joint venture was successful in growing sequential product volumes and sales for the third and fourth quarters of fiscal year 2013, both the first and second fiscal quarters of fiscal year 2013 experienced lower sequential volume and sales growth consistent with a weaker China economy. Average selling prices deteriorated in both the first and third quarters of fiscal year 2013. Average selling prices improved in the second quarter of fiscal year 2013, and were essentially flat in the fourth quarter of fiscal year 2013. Average selling prices overall declined during the year consistent with the relatively sluggish Chinese economy and tepid industrial production climate.

We continue to monitor the exposure of Nexeo Plaschem to country-related macroeconomic risks. Nonetheless, the chemical distribution market in the Asia-Pacific region is one of the fastest-growing markets globally, and through Nexeo Plaschem we will continue to invest to grow in that region.

Results of Operations

Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012 (Successor)

	Successor		Period Over Period		Percentage of Sales and Operating Revenues For the Periods
(in millions)	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Sales and operating revenues	$4,400.1	$4,014.6	$385.5	9.6%	100.0%	100.0%
Cost of sales and operating expenses	4,013.1	3,652.6	(360.5)	(9.9)	91.2	91.0
Gross profit	387.0	362.0	25.0	6.9	8.8	9.0
Selling, general and administrative expenses	308.9	314.4	5.5	1.7	7.0	7.8
Transaction related costs	7.4	6.0	(1.4)	(23.3)	0.2	0.1
Operating income (loss)	70.7	41.6	29.1	70.0	1.6	1.1
Other income	1.7	2.1	(0.4)	(19.0)	—	—
Interest expense, net	(57.7)	(45.0)	(12.7)	(28.2)	(1.3)	(1.1)
Income (loss) before income taxes	14.7	(1.3)	16.0	*	0.3	—
Income tax expense	5.6	2.3	(3.3)	(143.5)	0.1	0.1
Net income (loss)	$9.1	$(3.6)	$12.7	352.8%	0.2%	(0.1)%

*                          not meaningful

Sales and operating revenues

For the fiscal year ended September 30, 2013, sales and operating revenues were $4,400.1 million compared to $4,014.6 million for the fiscal year ended September 30, 2012, an increase of $385.5 million or 9.6%. The increase in revenues was attributable to the addition of Nexeo Plaschem’s operations, which contributed $258.8 million of revenues, combined with significant growth in Plastics volume when compared to equivalent operations in the prior period. The increase was partially offset by lower sales volume in our Composites line of business when compared to equivalent operations in the prior period. During the fiscal year ended September 30, 2013, we saw slight increases in the average selling prices of our products as compared to the same fiscal year ended September 30, 2012 within our Chemicals and Plastics lines of business. However, our lines of business did experience average selling price variation from quarter to quarter. Selling prices for chemicals and plastics are primarily dependent on the cost of raw materials consisting of crude oil, natural gas and derivatives of these two commodities, including the price of key feedstocks such as propylene and ethylene which may be affected by numerous factors.

Cost of sales and operating expenses

Cost of sales and other operating expenses for the fiscal year ended September 30, 2013 were $4,013.1 million compared to $3,652.6 million for the fiscal year ended September 30, 2012, an increase of $360.5 million or 9.9%, primarily as a result of the addition of Nexeo Plaschem’s operations and an increase in volume as mentioned above. Costs of sales and operating expenses include the effect of the inventory step-up amortization of $2.9 million resulting from the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem, net charges incurred in connection with Hurricane Sandy and the fire at our Garland facility, which together totaled $6.0 million, and other costs of $1.2 million primarily associated with a non-recurring settlement of a vendor pricing issue in our Plastics line of business.

Our cost of sales is significantly affected by the cost of crude oil, natural gas and the many derivatives of these two commodities. While the pricing environment is different for each line of business and geography, at the enterprise level for the fiscal year ended September 30, 2013, average selling prices of the products we distribute increased slightly in comparison to the same period of fiscal year 2012. To minimize our risk in deflationary pricing environments, we closely monitor and manage inventory levels to keep sufficient inventory on hand to meet customer service requirements.

Selling, general and administrative expenses (and corporate overhead allocation)

Selling, general and administrative expenses were $308.9 million for the fiscal year ended September 30, 2013 compared to $314.4 million for the fiscal year ended September 30, 2012, a decrease of $5.5 million or 1.7%. Results for the fiscal year ended September 30, 2013 include an increase of approximately $8.5 million of selling, general and administrative expenses related to Nexeo Plaschem’s operations. Excluding Nexeo Plaschem’s operations, the decrease in selling, general and administrative expenses of approximately $14.0 million is primarily due to a decrease in TSA-related expenses of $24.4 million as compared to the same period in 2012, which was partially offset by an increase in depreciation and amortization expense of $3.2 million driven by our ERP system placed in service at the beginning of the current fiscal year, an increase in leasing costs of $1.8 million related to our new corporate offices and an increase in staffing costs of $5.5 million. Staffing costs were driven by significant investments made in personnel to enhance our commercial capabilities and to exit the TSA. Although our ongoing level of investment in personnel has reduced significantly, we will continue to make investments in personnel to enhance our commercial capabilities in key end markets.

Transaction related costs

We incurred $7.4 million in transaction related costs for fiscal year ended September 30, 2013 compared to $6.0 million for the fiscal year ended September 30, 2012, an increase of $1.4 million or 23.3%. The costs for the current period relate primarily to legal and consulting fees incurred in connection with the evaluation of potential transactions, and costs associated with the completion of the acquisition and integration of Beijing Plaschem’s operations.

Interest expense, net

Net interest expense for the fiscal year ended September 30, 2013 was $57.7 million compared to $45.0 million for the fiscal year ended September 30, 2012, an increase of $12.7 million or 28.2%.  Interest for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility along with the amortization of the costs associated with issuing the debt. The increase in interest expense is primarily due to $175.0 million in additional borrowings on the Term Loan Facility in October 2012 and the $1.8 million write-off of unamortized costs associated with the Amendment No.2 to the ABL Facility. See Note 8 to our consolidated financial statements. The increase in interest expense was partially offset by lower interest expense associated with the ABL Facility.

Income tax expense

Income tax expense for the fiscal year ended September 30, 2013 was $5.6 million on pretax income of $14.7 million compared to expense of $2.3 million on a pretax loss of $1.3 million for the fiscal year ended September 30, 2012. Since we are organized as a limited liability company, we are generally not subject to U.S. income taxes, except for a limited number of state and local jurisdictions. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S. state and local jurisdictions. The increase of $3.3 million in income tax expense is largely attributed to increased profits in jurisdictions where we are subject to income tax. The increase in income tax expense includes $1.5 million attributable to the addition of Nexeo Plaschem’s operations.

Business Segment Review

	Successor		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Periods
(in millions)	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Chemicals
Sales and operating revenues	$2,009.0	$1,869.7	$139.3	7.5%	45.6%	46.5%
Gross Profit	$171.5	$168.5	$3.0	1.8%	44.3%	46.5%
Gross Profit %	8.5%	9.0%
Plastics
Sales and operating revenues	$1,961.0	$1,697.1	$263.9	15.6%	44.6%	42.3%
Gross Profit	$163.2	$139.0	$24.2	17.4%	42.2%	38.4%
Gross Profit %	8.3%	8.2%
Other
Sales and operating revenues	$430.1	$447.8	$(17.7)	(4.0)%	9.8%	11.2%
Gross Profit	$52.3	$54.5	$(2.2)	(4.0)%	13.5%	15.1%
Gross Profit %	12.2%	12.2%
Consolidated
Sales and operating revenues	$4,400.1	$4,014.6	$385.5	9.6%	100.0%	100.0%
Gross Profit	$387.0	$362.0	$25.0	6.9%	100.0%	100.0%
Gross Profit %	8.8%	9.0%

Chemicals

For the fiscal year ended September 30, 2013, sales and operating revenues for the Chemicals line of business increased $139.3 million, or 7.5%, from the fiscal year ended September 30, 2012. The revenue increase was primarily attributable to the addition of Nexeo Plaschem’s operations, which contributed $103.7 million. The remaining revenue increase was attributable to favorable changes in product mix, stemming from turnover business with certain key suppliers of specialty products. When compared to the equivalent operations in the prior period, average selling prices increased 1.9%, with average selling price improvements on specialty products, in general, and with certain commodity products. However, the resulting revenue growth was partially offset by a decrease in demand for certain bulk commodity products. Gross profit increased $3.0 million, or 1.8%, primarily due to the addition of Nexeo Plaschem’s operations (net of the effect of the inventory step-up amortization of $0.7 million resulting from the acquisition of Beijing Plaschem’s operations), partially offset by net charges incurred in connection with Hurricane Sandy and the fire at our Garland facility, which together totaled $6.0 million during the current period.

During the fiscal year ended September 30, 2013, we saw mixed performance in the Chemicals line of business. The first quarter of fiscal year 2013 saw a decline in both sales and operating revenues as well as gross profit. This was largely driven by a significant decline in bulk commodity shipments, the impacts of Hurricane Sandy in late 2012, the fire at our Garland facility and inventory charges related to the Beijing Plaschem’s operations. The second quarter of fiscal year 2013 saw both sales and operating revenues as well as gross profit increasing, despite additional costs related to the fire at our Garland facility and inventory charges related to the Beijing Plaschem’s operations. Gross profitability recovered with an improved specialty product revenue mix (which typically have higher average selling prices), supplier turnover (new business from key suppliers) and new market-based pricing initiatives. During the third quarter of fiscal year 2013, we continued to see growth in sales and operating revenues; however, gross profitability was again negatively impacted by pricing pressure on most bulk commodity products and, to a lesser extent, certain additional charges stemming from the fire at our Garland facility.

During the fourth quarter of fiscal year 2013, we saw increased volumes, driven primarily by specialty products, and slightly increased average selling prices, resulting in favorable revenue growth for the quarter. We experienced year-over-year volume weakness in the paints and coating, personal care and household, industrial and institutional chemicals end markets. With the exception of the energy end market, we experienced year-over-year declines in volume in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012, followed by generally strong year-over-year volume performance in the second and third quarters of the fiscal year 2013. Energy, HI&I, and lubricants experienced strong year-over-year growth for the fourth quarter of fiscal year 2013.

Plastics

For the fiscal year ended September 30, 2013, sales and operating revenues for the Plastics line of business increased $263.9 million, or 15.6%, from the same period in the prior year. The revenue increase was partially attributable to the addition of Nexeo Plaschem’s Plastics operations, which contributed $143.5 million. The remaining revenue increase was attributable to stronger demand in both North America and EMEA. This stronger demand was driven by robust demand in key end markets as well as solid execution in our commercial group which resulted in increased market share. Average selling prices increased 0.9% for the current period compared to the prior period, primarily commodity-driven, when compared to the equivalent operations in the prior period. Despite increased transportation and delivery-related costs during this fiscal year associated with continued high fuel prices, gross profit increased $24.2 million, or 17.4%, for the current fiscal year compared to the same period in the prior year. The increase in gross profit was primarily driven by our North America operations, where we experienced significant growth with key suppliers and growth in the automotive and healthcare end markets. Profitability also improved in North America driven by the effect of our market-based pricing efforts and improved specialty mix. Additionally, Nexeo Plaschem’s operations contributed to the gross profit increase during the fiscal year ended September 30, 2013, net of the effect of the inventory step-up amortization of $2.2 million resulting from the acquisition of Beijing Plaschem’s operations. These gross profit increases were partially offset by a $1.0 million non-recurring settlement of a vendor pricing issue in our North American operations during the third quarter.

During the fiscal year ended September 30, 2013, our Plastics line of business continued to perform well. In all four quarterly periods of fiscal year 2013, sales, operating revenue and gross profitability improved. The first quarter of fiscal year 2013 opened with a strong volume increase in both North America and EMEA operations driven by the execution of a number of market-based initiatives with key suppliers and customers. Through the second quarter of fiscal year 2013, we continued to see strong demand in the automotive and healthcare end markets and gross profitability experienced strong growth driven by growth in specialty product revenues. We also benefited from the positive effects of an inflationary pricing environment early in this fiscal quarter compounded by the positive impacts from our market-based pricing efforts. During the third quarter of fiscal year 2013, both specialty and commodity product revenues increased in both North America and EMEA driving gross profitability higher despite the additional vendor costs mentioned above. During the fourth quarter of fiscal year 2013, strong performance in North America was partially offset by decreased revenues in EMEA due to lower volume of shipments. Average selling prices increased in both North America and EMEA during the fourth quarter of fiscal year 2013 compared to the prior period, helping drive increased profitability overall.

The automotive and healthcare end markets experienced strong year-over-year volume growth in the first and second quarters of fiscal year 2013, as compared to the first and second quarters of fiscal year 2012. The third and fourth quarters of fiscal year 2013 also grew volumes as compared to the same periods for fiscal year 2012 but at a lower rate. In terms of overall volume growth, the fourth quarter of fiscal year 2013 had the lowest year-over-year volume growth. Across all end markets, average selling prices increased year-over-year during the fourth quarter of fiscal year 2013, largely buoyed by year-over-year price improvements in specialty engineered thermoplastics sold in the automotive and healthcare end markets. Market price increases in other bulk polymers, including polystyrene sold into the automotive end market, also drove average selling prices higher in these commodity lines.

Other

Combined sales and operating revenues for the Other category decreased $17.7 million, or 4.0%, for the fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012, primarily due to a generally weak demand environment in our Composites line of business. This market weakness resulted in decreased sales volume when compared to equivalent operations in the prior period. However, average selling prices increased 2.6% driven primarily by supplier-driven price adjustments in our specialty fiberglass and resins products. The decrease in revenue was partially offset by the addition of Nexeo Plaschem’s operations in our Composites line of business, which contributed $11.6 million. Overall, gross profit for the Other category decreased $2.2 million, or 4.0%, primarily as a result of the decline in sales volume in our Composites line of business compared to equivalent operations in the prior period. With regards to our Environmental Services line of business, while the market environment was tepid, year-to-date gross profits increased slightly.

During fiscal year 2013, we have seen a general weakening in the performance of our Composites line of business due to weak macroeconomic business conditions across most end markets serviced by these commercial operations. Our Environmental Services line of business experienced similar weakness, although to a lesser extent. While the first quarter of fiscal year 2013 saw both sales and operating revenues and gross profit increasing for the Other category, the trend was reversed in the second and third quarters. Throughout fiscal year 2013 we experienced a substantial reduction in volumes in Composites which has driven declines in gross profit, despite slightly higher average selling prices and unit gross margins. The improvement in both average selling price and unit gross margin is indicative of our continued focus on driving a higher specialty mix and ongoing market-price initiatives. For Environmental Services, despite a flat to down revenue growth story, year-to-date gross profit has grown slightly also as a result of market-price and customer management initiatives.

Notably, in the Composites line of business, the marine end market experienced strong year-over-year volume growth in the first three quarters of fiscal year 2013 as this market recovered from 2009 levels. The heavy construction end market volume also grew year-over-year through the first half of fiscal year 2013. Driven by supplier-based market price adjustments, the corrosion end market experienced increasing average selling prices in every quarter of fiscal year 2013 compared to the same periods of fiscal year 2012. However, the corrosion end market volume declined across all four quarters of fiscal year 2013. We see this as a particularly positive sign that our suppliers are taking measures to stem a general price erosion occurring over the last several years in this end market. Year-over-year increases in average selling prices occurred in all other focused end markets during fiscal year 2013, with the exception of the marine end market. The marine end market encountered some price erosion during the first two quarters of the fiscal year 2013 due to off-season pricing pressures.

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

	Successor		Period Over Period		Percentage of Sales and Operating Revenues For the Periods
(in millions)	Fiscal Year Ended September 30, 2012	November 4, 2010 (inception) to September 30, 2011	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	Fiscal Year Ended September 30, 2012	November 4, 2010 (inception) to September 30, 2011
Sales and operating revenues	$4,014.6	$2,084.3	$1,930.3	92.6%	100.0%	100.0%
Cost of sales and operating expenses	3,652.6	1,917.5	(1,735.1)	(90.5)	91.0	92.0
Gross profit	362.0	166.8	195.2	117.0	9.0	8.0
Selling, general and administrative expenses	314.4	135.1	(179.3)	(132.7)	7.8	6.5
Transaction related costs	6.0	85.2	79.2	93.0	0.1	4.0
Operating income (loss)	41.6	(53.5)	95.1	177.8	1.1	(2.5)
Other income	2.1	0.8	1.3	162.5	—	—
Interest expense, net	(45.0)	(24.7)	(20.3)	(82.2)	(1.1)	(1.2)
Income (loss) before income taxes	(1.3)	(77.4)	76.1	98.3	—	(3.7)
Income tax expense	2.3	0.7	(1.6)	(228.6)	0.1	—
Net income (loss)	$(3.6)	$(78.1)	$74.5	95.4%	(0.1)%	(3.7)%

Sales and operating revenues

For the fiscal year ended September 30, 2012, sales and operating revenues were $4,014.6 million compared to $2,084.3 million for the period from November 4, 2010 (inception) to September 30, 2011, an increase of $1,930.3 million or 92.6%. The increase was primarily due to the fact that we commenced operations on April 1, 2011 after the Ashland Distribution Acquisition and did not generate operating revenue for the period from November 4, 2010 (inception) to March 31, 2011. During the fiscal year ended September 30, 2012, we saw a decrease in the average selling prices of our products. Selling prices for chemicals and plastics are primarily dependent on the cost of raw materials consisting of crude oil, natural gas and derivatives of these two commodities, including propylene and ethylene. Natural gas prices and the average price of a barrel of crude oil during the fiscal year ended September 30, 2012 decreased 12.2% and 0.4%, respectively, from the operational period from April 1, 2011 to September 30, 2011 contributing to average price decreases in our products.

Cost of sales and operating expenses

Cost of sales and other operating expenses for the fiscal year ended September 30, 2012 were $3,652.6 million compared to $1,917.5 million for the period from November 4, 2010 (inception) to September 30, 2011. The increase was the result of a full year of operations in the current year compared to only six months of operations for the period from November 4, 2010 (inception) to September 30, 2011.

Our gross profit margin increased from 8.0% for the period from November 4, 2010 (inception) to September 30, 2011 to 9.0% for the fiscal year ended September 30, 2012. The gross margin increase was attributable to our increased focus in fiscal year 2012 on market based pricing and higher margin products. The positive impacts of our focus on market-based pricing and higher gross margin products were partially offset by a deflationary period for three out of four quarters in fiscal year 2012. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices. To minimize our risk in deflationary pricing environments, we closely monitor and manage inventory levels to keep sufficient inventory on hand to meet customer service requirements.

Cost elements pertaining to warehousing and delivery were relatively stable for the fiscal year ended September 30, 2012 compared to the six months of operations in the period from November 4, 2010 (inception) to September 30, 2011.

Selling, general and administrative expenses and corporate overhead allocation

Selling, general and administrative expenses were $314.4 million for the fiscal year ended September 30, 2012 compared to $135.1 million for the period from November 4, 2010 (inception) to September 30, 2011. The period from November 4, 2010 (inception) to September 30, 2011 reflects six months of operating activity compared to a full year in the current year. The increase was primarily attributable to increased personnel costs. We made significant investments in personnel and processes to focus on market-based pricing and enhance our commercial capabilities by increasing resources on product line management, sales force size and sales force effectiveness programs. As expected, we incurred additional costs to hire and develop key personnel to build our infrastructure, exit the TSA and develop compliance programs to operate our business as a standalone SEC registrant. We also incurred additional expenses related to rent, telecommunications, information technology, travel and other operating expenses as we established our corporate headquarters in The Woodlands, Texas.

Transaction related costs

We incurred $6.0 million in transaction related costs for fiscal year ended September 30, 2012 compared to $85.2 million for the period from November 4, 2010 (inception) to September 30, 2011, a decrease of $79.2 million or 93.0%. The $85.2 million is primarily related to the Ashland Distribution Acquisition, while the $6.0 million in the fiscal year ended September 30, 2012 is primarily related to legal and consulting fees incurred in connection with the joint venture with Beijing Plaschem and other potential transactions.

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

Chemicals

For the fiscal year ended September 30, 2012, sales and operating revenues for the Chemicals line of business increased $898.2 million, or 92.5%, from the period from November 4, 2010 (inception) to September 30, 2011. The increase was directly attributable to a full year of operations in the current period compared to six months of operations in the period from November 4, 2010 (inception) to September 30, 2011. During the fiscal year ended September 30, 2012, we experienced margin growth due to improving demand in the personal care, paints and coating, pharmaceuticals and industrial end markets. This growth was partially offset by a decrease in volume and a slight decrease in margin in the lubricants end market. Gross profit as a percentage of sales increased to 9.0% for the fiscal year ended September 30, 2012 compared to 8.1% for the period from November 4, 2010 (inception) to September 30, 2011 primarily as a result of improved product margin management, which drove higher unit gross margins across specialty and other products.

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

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor payments. For the fiscal year ended September 30, 2013, significant non-operating cash use was related to the purchase of Beijing Plaschem’s operations of approximately $57.9 million at acquisition date, as well as subsequent payments of $26.9 million on the related inventory payable. We funded the payment of the inventory payable associated with the acquisition of Beijing Plaschem’s operations with a combination of operating cash flow and local short-term credit lines available to Nexeo Plaschem.

Based on Beijing Plaschem’s historical business performance, we believe that any future working capital needs of the joint venture will be funded from the operating cash flow of the joint venture as well as local short term credit lines. The revolving credit facilities at Nexeo Plaschem are currently supported with letters of credit drawn on our ABL Facility. If Nexeo Plaschem was not able to meet its obligations on the credit facility, the letters of credit could be drawn. Other than these credit facilities, if the joint venture requires additional funding for its operations that are in excess of its operating cash flows and short term credit line availability, such additional funding will be at the discretion of the board of directors of the joint venture, which is controlled by us. The shareholder loans are not guaranteed by any shareholder of the joint venture.

We have the opportunity, and in certain situations the obligation, to acquire up to the remaining 40% of the joint venture from the shareholders of Beijing Plaschem in several steps for cash up to approximately RMB 650.0 million (approximately $106.2 million at September 30, 2013), if certain conditions are met. Additionally, the noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, for a cash payment or payments up to approximately RMB 500.0  million (approximately $81.7 million at September 30, 2013). During the first quarter of fiscal year 2014, the terms of the joint venture agreement were amended primarily to extend it for one year and clarify certain other terms and conditions. The amendment did not significantly modify the terms of the agreement. During the first half of fiscal year 2014, we anticipate purchasing additional equity interests in Nexeo Plaschem for approximately RMB 342.4 million (approximately $56.0 million at September 30, 2013). We plan on funding this payment through operating cash flow and drawings under our ABL Facility.

Capital expenditures, excluding acquisitions, for the fiscal year ended September 30, 2013 were $34.2 million, primarily for information technology investments and leasehold improvements at our new corporate offices. Subsequent to September 30, 2013, we funded our recent acquisition of CSD with cash on hand and borrowings under our ABL Facility. We expect our aggregate capital expenditures excluding acquisitions for the 2014 fiscal year to be approximately $50.0 million, including forecasted capital expenditures associated with the recently acquired business of CSD. These expenditures will be primarily related to fixed asset replacements and betterments, IT infrastructure and to pursue investments in future growth initiatives. This amount excludes payments or purchases of additional equity interests in the joint venture.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. We have made tax distributions to, or on behalf of, our members totaling approximately $0.1 million and $12.3 million relating to the fiscal years ended September 30, 2013 and 2012, respectively. We did not make any tax distributions during the period from November 4, 2010 (inception) to September 30, 2011.

On August 5, 2013, May 8, 2013, November 29, 2012 and October 16, 2012, we amended certain terms of the ABL Facility and Term Loan Facility. Among other things, the amendments resulted in an increase in the U.S. letter of credit sub-facility to $200.0 million, the ability to establish one or more foreign facilities under the ABL Facility in an aggregate principal amount not to exceed U.S. dollar equivalent $60.0 million and increased borrowings of $175.0 million under the Term Loan Facility (we received net proceeds of $171.5 million, net of discount of $3.5 million). Additionally, the terms of the Term Loan Facility were further revised such that the initial Excess Cash Flow (as defined in the agreement, as amended) mandatory prepayment, if required, will occur after the fiscal year ended September 30, 2013 in respect of the two-year period commencing October 1, 2011 and ending September 30, 2013. The Company will not be required to make an early principal payment for the fiscal year ended September 30, 2013. We incurred total costs of approximately $8.0 million in connection with all amendments, which were recorded as debt issuance costs to be amortized as interest expense over the remaining term of the facilities. Additionally, because the interests of two original lenders under the ABL Facility were paid off and re-allocated to other members in the syndicate, we wrote-off approximately $1.8 million of unamortized debt issuance costs associated with these lenders, which was recorded in interest expense.

We are required to make semi-annual interest payments on our senior subordinated notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the senior subordinated notes and the Credit Facilities was $46.6 million for the fiscal year ended September 30, 2013. Our ABL Facility currently matures on July 11, 2017, our Term Loan Facility matures on September 9, 2017, and our Notes mature on March 1, 2018.  As of September 30, 2013, we were in compliance with the covenants of the Credit Facilities and the Indenture governing the Notes.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, and borrowings available to us under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of September 30, 2013, we had $74.6 million in cash and cash equivalents and $419.3 million available under our ABL Facility, net of borrowings and letters of credit. We subsequently borrowed approximately $87.0 million under our ABL Facility to fund our acquisition of CSD which was effective December 1, 2013.

Under our ABL Facility, as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. As of September 30, 2013, Trigger Event Excess Availability under our ABL Facility was $388.8 million, which was $338.5 million in excess of the $50.3 million threshold that would trigger the foregoing requirements.

Our long-term liquidity needs are primarily related to early principal payments required in certain circumstances under the Term Loan Facility and the acquisition of additional interests in our joint venture with Beijing Plaschem if/when certain conditions are met. While there can be no assurance, we anticipate that cash flows from operations will provide for the majority of these long-term liquidity needs. Additionally, we have final maturity debt payments on our debt due in 2017 and 2018. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

As of September 30, 2013, we had $74.6 million in cash and cash equivalents. Of this amount, $47.0 million was held by foreign subsidiaries outside of the United States, denominated predominately in Canadian dollars and RMB. At September 30, 2013, we had approximately $9.7 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from State Approvals of Foreign Exchange (“SAFE”). We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012 (Successor)

The following table sets forth the major categories of our historical cash flows for the fiscal year ended September 30, 2013 and 2012:

Major Categories of Cash Flows

	Successor
(in millions)	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Net cash provided by/(used in) operating activities	$(40.3)	$112.4
Net cash used in investing activities	(89.5)	(21.8)
Net cash provided by financing activities	71.2	—
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(0.3)
Increase (decrease) in cash and cash equivalents	(60.7)	90.3
Cash and cash equivalents at beginning of period	135.3	45.0
Cash and cash equivalents at end of period	$74.6	$135.3

Cash flows from operations

Net cash used in operating activities for the fiscal year ended September 30, 2013 was $40.3 million. Net income of $9.1 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling approximately $51.3 million, provided approximately $60.4 million of cash in fiscal year 2013. The remainder of the cash used in operating activities was primarily attributable to changes in working capital items. We increased our investment in inventory by approximately $29.8 million primarily driven by inventory investments in our joint venture operations in China. Additionally, accounts receivable increased by approximately $43.1 million partially driven by the timing of collections at period end. While there have been no significant changes in our billing terms or collection processes during the current period when compared to equivalent operations in the prior year, Nexeo Plaschem has billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $22.0 million at September 30, 2013) are supported by banknotes issued by large banks in China on behalf of these customers. Cash outflow during the period is also attributable to an increase in other current assets of $11.2 million, reductions in accounts payable and other accrued expenses totaling $7.5 million, and the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem. Working capital for the fiscal year ended September 30, 2013 was adversely impacted as days payable outstanding decreased by approximately four days compared to the fiscal year ended September 30, 2012.

Net cash provided by operating activities for the fiscal year ended September 30, 2012 was $112.4 million. Net loss of $3.6 million adjusted for significant non-cash items such as depreciation and amortization expenses totaling $46.6 million resulted in approximately $43.0 million of cash flows from operations during the period. The remainder of the cash provided by operating activities was primarily attributable to changes in working capital items, including increased collections of receivables of $5.4 million, a decrease in our inventory of $4.8 million, and an increase in accounts payable and other of $46.9 million. The decrease in accounts receivables is primarily attributable to timing of collections, as there has been no significant change in our billing terms or collection processes during this period. Inventory decreased primarily due to the reduced pricing of goods in a deflationary environment and effective operational planning processes to improve management of inventory levels. Increases in accounts payable and other were largely due to improved working capital management. Working capital for the fiscal year ended September 30, 2012 improved compared to the period from November 4, 2010 (inception) to September 30, 2011, as days payable outstanding increased by seven days.

Cash flows from investing activities

Investing activities used $89.5 million of cash during the fiscal year ended September 30, 2013, primarily due to the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem totaling $57.9 million and capital expenditures of approximately $34.2 million, partially offset by proceeds from the disposal of assets of $2.6 million.

Investing activities used $21.8 million for the fiscal year ended September 30, 2012, primarily related to $22.9 million in capital expenditures for information technology projects as we transitioned out of the information technology services provided by Ashland under the TSA. Capital expenditures were partially offset by proceeds from the disposal of assets of $1.1 million.

Cash flows from financing activities

Financing activities provided $71.2 million of cash for the fiscal year ended September 30, 2013, primarily as a result of net borrowings of $171.5 million on the Term Loan Facility and net borrowings of $51.4 million on short-term lines of credit available to Nexeo Plaschem. These borrowings were partially offset by net debt repayments on the ABL Facility of approximately $111.6 million, payments on the inventory payable associated with the acquisition of Beijing Plaschem’s operations of $26.9 million, payment of debt issuance costs of $8.0 million and the quarterly principal installments on the Term Loan Facility totaling $5.0 million.

Net cash used in financing activities was negligible during the fiscal year ended September 30, 2012. Cash flows from financing activities include proceeds from the sale of membership interests of $51.0 million, which includes a $50.0 million investment from TPG, and proceeds from noncontrolling interest of $10.1 million, offset by net reductions in long-term debt of $47.1 million, membership distributions of $12.3 million, repurchases of membership units of $0.4 million and payment of deferred financing costs of $1.3 million.

Fiscal Year Ended September 30, 2012 Compared with Period from November 4, 2010 (inception) through September 30, 2011 (Successor)

The following table sets forth the major categories of our historical cash flows for the fiscal year ended September 30, 2012 and the period from November 4, 2010 (inception) through September 30, 2011:

Major Categories of Cash Flows

	Successor
(in millions)	Fiscal Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011
Net cash provided by/(used in) operating activities	$112.4	$(44.3)
Net cash used in investing activities	(21.8)	(976.7)
Net cash provided by financing activities	—	1,067.1
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(1.1)
Increase in cash and cash equivalents	90.3	45.0
Cash and cash equivalents at beginning of period	45.0	—
Cash and cash equivalents at end of period	$135.3	$45.0

Cash flows from operations

Net cash provided by operating activities for the fiscal year ended September 30, 2012 was $112.4 million. Net loss of $3.6 million adjusted for significant non-cash items such as depreciation and amortization expenses totaling $46.6 million resulted in approximately $43.0 million of cash flows from operations during the period. The remainder of the cash provided by operating activities was primarily attributable to changes in working capital items, including increased collections of receivables of $5.4 million, a decrease in our inventory of $4.8 million, and an increase in accounts payable and other of $46.9 million. The decrease in accounts receivables is primarily attributable to timing of collections, as there has been no significant change in our billing terms or collection processes during this period. Inventory decreased primarily due to the reduced pricing of goods in a deflationary environment and effective operational planning processes to improve management of inventory levels. Increases in accounts payable and other were largely due to improved working capital management. Working capital for the fiscal year ended September 30, 2012 improved compared to the period from November 4, 2010 (inception) to September 30, 2011, as days payable outstanding increased by seven days.

Net cash used in operating activities for the period from November 4, 2010 (inception) through September 30, 2011 was $44.3 million. The net loss for the period of $78.1 million adjusted by non-cash charges of $23.9 million, principally depreciation and amortization charges, resulted in approximately $54.2 million of cash used in operations during the period. This cash outflow was partially offset by working capital and other changes totaling $9.8 million.

Cash flows from investing activities

Investing activities used $21.8 million for the fiscal year ended September 30, 2012, primarily related to $22.9 million in capital expenditures for information technology projects as we transitioned out of the information technology services provided by Ashland under the TSA. Capital expenditures were partially offset by proceeds from the disposal of assets of $1.1 million.

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

Contractual Obligations and Commitments

As of September 30, 2013 amounts due under our contractual commitments are as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations(a)	$57.0	$10.1	$650.2	$—	$717.3
Estimated interest payments(b)	39.5	78.2	47.5	—	165.2
Operating lease obligations(c)	14.4	16.9	8.5	14.6	54.4
Relocation obligations(d)	1.2	—	—	—	1.2
Other long-term obligations(e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet, including certain employee benefit liabilities(f)	0.5	—	—	0.8	1.3
Total	$115.6	$111.2	$712.2	$15.4	$954.4

(a)                  Long-term debt obligations include: (i) the payment of our $175.0 million notes at maturity, (ii) total payments of $490.1 million in outstanding principal under our Term Loan Facility and (iii) $0.2 million in capital lease obligations. Long-term obligations do not include a payment amount under our ABL Facility as there was no outstanding principal as of September 30, 2013.

(b)                  Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of September 30, 2013 held constant to maturity.

(c)                   Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment. This includes one remaining facility leased under the TSA with Ashland.

(d)                  Relocation obligations represent estimated obligation costs to relocate employees or locate new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal year 2014, although it is not practical to establish definite completion dates for each employee.

(e)                   Other long term obligations are recurring minimum fees paid to TPG for services under our management services agreement with TPG. TPG is paid a quarterly management fee in connection with providing management services. The management fee is equal to 2.0% of the Adjusted EBITDA, as defined in the management services agreement, and has a minimum of $0.8 million per quarter. The difference between the minimum amount and 2.0% of EBITDA (as a “percentage fee”) is payable as soon as practicable following Adjusted EBITDA determination for the immediately preceding quarter. The amounts above reflect the minimum annual fee of $3.0 million per year for the next five years.

(f)                   Represents liabilities under certain employee benefit obligations.

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2013.

Critical Accounting Policies and Estimates

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

We consider an accounting policy to be critical when it requires the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. We believe that the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Impairment of Long-lived Assets

Goodwill is tested for impairment annually as of March 31st and whenever events or circumstances indicate that it is more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. Our operating segments are the same as the reporting units used in our goodwill impairment test. Relevant accounting guidance allows the consideration of qualitative factors to determine if it is more likely than not that an impairment of goodwill has occurred. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step process. Under step one, if the fair value of a reporting unit (determined using a market approach if market prices are available, or alternatively, a discounted cash flow model) exceeds its carrying value, goodwill of the reporting unit is not considered impaired. The determination of the fair value of a reporting unit requires the use of estimates about its future operating results, valuation multiples and discount rates. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. As of March 31, 2013, the date of the most recent annual impairment test, the estimated fair value of each of our reporting units exceeded book value by at least 60%.

Property, plant and equipment and other intangibles with definite lives are tested for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Contingencies and Environmental Costs

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Gain contingencies are not recorded until management determines it is certain that the future event will become or does become a reality.

Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not impact future earnings are expensed. Liabilities for environmental remediation costs are recognized when environmental assessments or remediation are probable and the associated costs can be reasonably estimated. We estimate the value of any probable insurance recoveries associated with our environmental liabilities based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. Generally, the timing of these provisions coincides with the commitment to a formal plan of action or, if earlier, the divestment or closure of the relevant sites. Environmental reserves are subject to numerous uncertainties that affect our ability to accurately estimate costs, or our share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination at these sites, the extent of required remediation efforts, the choice of remediation methodology, availability of insurance coverage and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

Under the purchase agreement related to the acquisition of the Distribution Business, Ashland has agreed to retain all known environmental remediation liabilities listed on the schedules to the purchase agreement (the “Retained Specified Remediation Liabilities”) and other environmental remediation liabilities arising prior to the closing date of March 31, 2011 for which Ashland receives written notice prior to the fifth anniversary of such closing date (the “Other Retained Remediation Liabilities”). In the event we were to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $175,000 and an aggregate claim deductible of $5.0 million. Ashland’s liability for Retained Specified Remediation Liabilities is not subject to any claim thresholds or deductibles. However, Ashland’s indemnification obligation for the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant, related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty), are generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Specified Remediation Liabilities, the Other Retained Remediation Liabilities, Retained Litigation Liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets. We do not currently have any environmental or remediation reserves for matters covered by the Distribution Business purchase agreement. However, if we were to incur expenses related to the Other Retained Remediation Liabilities, we would be responsible for the first $5.0 million in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Specified Remediation Liability ultimately exceeds the liability ceilings described above, we would be responsible for such excess amounts. In either of these scenarios, we would be required to take an appropriate environmental or remediation reserve.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, products are shipped and title is transferred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Sales are reported net of tax assessed by qualifying governmental authorities. Products are generally shipped via company-owned delivery vehicles or common carrier under our standard shipping terms of Freight on Board (“FOB”) destination. For products delivered under our standard shipping terms, title and risk of loss transfer when the product is delivered to the customer’s delivery site. For sales transactions designated FOB shipping point, the customer assumes risk of loss and title transfers at the time of shipment.

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

Consistent with industry standards, we may offer volume-based rebates to large customers if the customer purchases a specified volume with us over a specified time period. We recognize the rebate obligation as a reduction of revenue based on our estimate of the total volume of purchases from a given customer over the specified period of time. The determination of these rebates at an interim date involves management judgment. As a result, our revenues may be affected if a customer earns a rebate toward the end of a year that we had not expected or if our estimate of customer purchases are less than expected. We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. We regularly review the information related to these estimates and adjust our reserves accordingly if and when actual experience differs from previous estimates.

Business Combinations

In accounting for business combinations, the purchase price paid to acquire a business is allocated to its assets and liabilities based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment and identifiable intangible assets. Estimated fair values assigned to assets acquired could have a significant effect on our results of operations in the future. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for assistance. During fiscal year 2013, our joint venture in China completed the acquisition of Beijing Plaschem’s operations (see Note 3 to our consolidated financial statements).

The fair values used to allocate the purchase price of an acquisition are often estimated through the application of the income approach which requires us to estimate future cash inflows and outflows and apply an appropriate discount rate. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ from the projected results used to determine fair value.

Supplier Rebates

Certain of our vendor arrangements provide for purchase incentives based on us achieving a specified volume of purchases. We record the volume-based purchase incentives as a reduction of inventory costs (and related cost of sales) based on our purchases to date and our estimates of purchases for the remainder of the calendar year. We receive these incentives in the form of rebates that are payable only when our purchases equal or exceed the relevant calendar year target. The determination of these rebates at an interim date involves management judgment. As a result, our cost of sales may be affected if we earn an incentive toward the end of a year that we had not expected to earn in earlier periods or if we fail to earn an incentive that we had expected to earn and had recorded the incentive based on our prior estimates.

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

In determining the recoverability of deferred tax assets, we give consideration to available positive and negative evidence. In addition, we have reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of certain raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our margins. Although we do not speculate on changes in prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products.  Inventory management practices are focused on managing product price risk by purchasing our inventories via a network of regional ERP systems that forecast customer demand based on historical practices. Global inventory balances can fluctuate based on variations in regional customer demand forecasts. We collaborate directly with customers in all regions to enhance the ongoing accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices significantly reduce our exposure to changes in product selling prices or costs; however, significant unanticipated changes in market conditions or commodity prices could still adversely affect our results of operations and financial condition, as the prices of products we purchase and sell are volatile.

Credit Risk

We are subject to the risk of loss arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $22.0 million at September 30, 2013) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At September 30, 2013, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 3.37% for the fiscal year ended September 30, 2013. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5% for the fiscal year ended September 30, 2013. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $4.9 million increase in annual interest expense based on the Term Loan Facility balance at September 30, 2013.

Fair Value Measurements

During January 2012, we entered into four interest rate swap agreements with a combined notional amount of $275 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility (the variable rate is subject to a floor of 1.5%). The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized. During the fiscal year ended September 30, 2013, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.8 million, which was recorded in interest expense. During the fiscal year ended September 30, 2013, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.8 million, which was recorded in other comprehensive income. As of September 30, 2013, approximately $0.7 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At September 30, 2013, the estimated fair value of our derivative liabilities was (in millions):

						2019 and	Total fair
Sources of Fair Value	2014	2015	2016	2017	2018	thereafter	value
Interest Rate:

Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.7	0.5	—	(0.1)	—	—	1.1
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$0.7	$0.5	$—	$(0.1)	$—	$—	$1.1

For further discussion of how we determine these fair values, see Note 10 to our consolidated financial statements.

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

Included in our consolidated results of operations for the fiscal year ended September 30, 2013 is a $1.3 million net loss related to foreign exchange rate fluctuations. During the fiscal year ended September 30, 2013, most significant currency exposures were to the Chinese renminbi and the Canadian dollar versus the U.S. dollar, and to the euro versus the British pound, the Polish zloty, the Russian ruble and the Swedish krona. The average exchange rate for each of these currencies fluctuated to various degrees but such fluctuation did not exceed 7.5% for any of the currencies from their respective values at September 30, 2012. Assuming the same directional variation as occurred, a hypothetical 10% strengthening/weakening in the value of the Chinese renminbi and the Canadian dollar relative to the value of the U.S. dollar and the value of the British pound, the Polish zloty, the Russian ruble and the Swedish krona relative to the euro from September 30, 2012 levels, could have generated a net loss/gain of approximately $1.3 million in our statement of operations during the fiscal year ended September 30, 2013.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Nexeo Solutions Holdings, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Nexeo Solutions Holdings, LLC and its subsidiaries (the “Successor Company”) at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years ended September 30, 2013 and the period from November 4, 2010 (inception of the Company) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, Schedule II—Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 3, the Predecessor Company was acquired in a purchase transaction on March 31, 2011. The acquisition was accounted for as a purchase and, accordingly, the consolidated financial statements of the Successor Company are not comparable to those of the Predecessor Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

December 16, 2013

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Nexeo Solutions Holdings, LLC:

In our opinion, the accompanying consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the results of its operations and its cash flows of the Distribution Business (the “Predecessor Company”), an unincorporated commercial unit of Ashland Inc. (“Ashland”), for the six months ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, Schedule II—Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
January 10, 2012, except for Note 16, Segment and Geographic Information, and Note 17, Financial Statements of Guarantors and Issuers of Guaranteed
Securities, which are as of February 29, 2012

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	September 30, 2013	September 30, 2012
CURRENT ASSETS
Cash and cash equivalents	$74,621	$135,335
Accounts and notes receivable (net of allowance for doubtful accounts of $4,337 and $3,899, respectively)	601,369	557,171
Inventories	370,874	310,811
Deferred income taxes	1,240	474
Other current assets	30,476	13,579
Total current assets	1,078,580	1,017,370

NON-CURRENT ASSETS
Property, plant and equipment, net	201,043	197,862
Goodwill	220,746	167,634
Other intangible assets, net of amortization	68,423	69,543
Non-current deferred income taxes	640	228
Other non-current assets	30,360	29,888
Total non-current assets	521,212	465,155
Total Assets	$1,599,792	$1,482,525

CURRENT LIABILITIES
Short-term borrowings, current portion of long-term debt and capital lease obligations	$57,040	$3,369
Accounts payable	403,386	402,402
Accrued expenses and other liabilities	46,719	44,475
Related party payables	—	10,000
Income taxes payable	4,181	768
Total current liabilities	511,326	461,014

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion, net	654,304	600,633
Non-current deferred income taxes	3,446	1,340
Employee benefit obligations	1,995	1,606
Other non-current liabilities	7,419	9,501
Total non-current liabilities	667,164	613,080
Total Liabilities	1,178,490	1,074,094
Commitments and Contingencies (see Note 12)
Redeemable noncontrolling interest	60,382	10,152

EQUITY
Members’ Equity:
Series A membership interest	490,729	490,746
Series B membership interest	3,039	1,794
Accumulated deficit	(122,464)	(81,689)
Accumulated other comprehensive loss	(10,384)	(12,572)
Total members’ equity	360,920	398,279
Total Liabilities and Equity	$1,599,792	$1,482,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor			Distribution Business Predecessor
	Year Ended September 30, 2013	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011
Sales and operating revenues	$4,400,073	$4,014,564	$2,084,284	$1,869,167
Cost of sales and operating expenses	4,013,061	3,652,583	1,917,449	1,706,627
GROSS PROFIT	387,012	361,981	166,835	162,540
Selling, general and administrative expenses	308,917	314,438	135,050	76,021
Corporate overhead allocation	—	—	—	48,577
Transaction related costs	7,368	5,970	85,205	—
OPERATING INCOME (LOSS)	70,727	41,573	(53,420)	37,942
OTHER INCOME	1,689	2,090	787	2,434
INTEREST INCOME (EXPENSE)
Interest income	514	346	152	—
Interest expense	(58,205)	(45,353)	(24,898)	—
INCOME (LOSS) BEFORE INCOME TAXES	14,725	(1,344)	(77,379)	40,376
INCOME TAX EXPENSE	5,583	2,254	712	14,484
NET INCOME (LOSS)	9,142	(3,598)	(78,091)	25,892
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,681)	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$7,461	$(3,598)	$(78,091)	$25,892

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (loss)

(in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor			Distribution Business Predecessor
	Year Ended September 30, 2013	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011
NET INCOME (LOSS)	$9,142	$(3,598)	$(78,091)	$25,892
Unrealized foreign currency translation gain (loss)	1,680	(379)	(10,245)	(1,524)
Unrealized gain (loss) on interest rate hedges, net of reclassifications into net income (loss) (see note 9)	821	(1,891)	—	—
Other comprehensive income (loss)	2,501	(2,270)	(10,245)	(1,524)
Total comprehensive income (loss)	11,643	(5,868)	(88,336)	24,368
Comprehensive income attributable to noncontrolling interest	(1,994)	(57)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$9,649	$(5,925)	$(88,336)	$24,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Statements of Equity

(in thousands)

	Ashland’s Net Investment in Distribution Business	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE SEPTEMBER 30, 2010 (PREDECESSOR)	$494,965	$—	$—	$—	$(14,425)	$480,540
Invested equity returned to Ashland, net	(11,628)	—	—	—	—	(11,628)
Comprehensive income (loss):
Net income	25,892	—	—	—	—	25,892
Unrealized foreign currency translation loss	—	—	—	—	(1,524)	(1,524)
BALANCE MARCH 31, 2011 (PREDECESSOR)	509,229	—	—	—	(15,949)	493,280
Elimination of Predecessor equity	(509,229)	—	—	—	15,949	(493,280)
Sale of membership units to TPG Accolade and management	—	452,000	—	—	—	452,000
Repurchase of membership units	—	(50)	—	—	—	(50)
Equity-based compensation	—	—	414	—	—	414
Comprehensive loss:
Net loss	—	—	—	(78,091)	—	(78,091)
Unrealized foreign currency translation loss	—	—	—	—	(10,245)	(10,245)
BALANCE SEPTEMBER 30, 2011	—	451,950	414	(78,091)	(10,245)	364,028
Sale of membership units to TPG Accolade and management	—	51,015	—	—	—	51,015
Member tax distributions	—	(11,844)	(456)	—	—	(12,300)
Repurchase of membership units	—	(375)	—	—	—	(375)
Equity based compensation	—	—	1,836	—	—	1,836
Comprehensive loss:
Net loss	—	—	—	(3,598)	—	(3,598)
Other comprehensive loss	—	—	—	—	(2,270)	(2,270)
Other comprehensive gain attributable to noncontrolling interest	—	—	—	—	(57)	(57)
BALANCE SEPTEMBER 30, 2012	—	490,746	1,794	(81,689)	(12,572)	398,279
Sale of membership units to management	—	365	—	—	—	365
Member tax distributions	—	(140)	—	—	—	(140)
Repurchase of membership units	—	(242)	(136)	—	—	(378)
Adjustment of contingently redeemable noncontrolling interest to redemption value	—	—	—	(48,236)	—	(48,236)
Equity based compensation	—	—	1,381	—	—	1,381
Comprehensive loss:
Net income	—	—	—	9,142	—	9,142
Other comprehensive income	—	—	—	—	2,501	2,501
Comprehensive income attributable to noncontrolling interest	—	—	—	(1,681)	(313)	(1,994)
BALANCE SEPTEMBER 30, 2013	$—	$490,729	$3,039	$(122,464)	$(10,384)	$360,920

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor			Distribution Business Predecessor
	Year Ended September 30, 2013	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011
CASH FLOWS FROM OPERATIONS
Net income (loss)	$9,142	$(3,598)	$(78,091)	$25,892
Adjustments to reconcile to cash flows from operations
Depreciation and amortization	39,522	40,084	19,791	14,207
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	10,108	6,561	3,188	—
Provision for bad debt	1,732	1,540	1,842	2,451
Provision (benefit) for deferred income taxes	(1,536)	1,935	(1,297)	1,040
Equity-based compensation charges	1,381	1,836	414	—
(Gain) loss from sales of property, plant and equipment	(590)	512	27	(794)
Changes in assets and liabilities
Accounts and notes receivable	(43,072)	5,436	(5,548)	(87,153)
Inventories	(29,814)	4,796	19,468	(14,391)
Other current assets	(11,185)	(7,227)	2,852	(6,287)
Accounts payable	(4,411)	46,934	(46,292)	92,585
Related party payables	(10,000)	—	10,000	—
Accrued expenses and other liabilities	(3,129)	7,833	9,402	(8,172)
Changes in other operating assets and liabilities, net	1,538	5,775	19,946	(4,151)
Net cash provided by/(used in) operating activities	(40,314)	112,417	(44,298)	15,227
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(34,243)	(22,894)	(4,375)	(2,869)
Proceeds from the disposal of property, plant and equipment	2,628	1,135	64	794
Acquisitions	(57,908)	—	(972,430)	—
Net cash used in investing activities	(89,523)	(21,759)	(976,741)	(2,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership units	365	51,015	452,000	—
Repurchase of membership units	(280)	(375)	(50)	—
Member tax distributions	(140)	(12,300)	—	—
Cash received from noncontrolling interest	—	10,095	—	—
Payments on short-term obligation associated with the acquisition of Beijing Plaschem’s operations	(26,866)	—	—	—
Proceeds from short-term debt	65,644	—	—	—
Repayment of short-term debt	(14,208)	—	—	—
Proceeds from issuance of long-term debt, net of discount	903,121	574,886	708,884	—
Repayment of long-term debt	(848,352)	(621,972)	(58,707)	—
Payment of debt issuance costs	(8,040)	(1,329)	(34,961)	—
Transfers (to) from Ashland, net	—	—	—	(13,152)
Net cash provided by/(used in) financing activities	71,244	20	1,067,166	(13,152)
Effect of exchange rate changes on cash and cash equivalents	(2,121)	(332)	(1,138)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,714)	90,346	44,989	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	135,335	44,989	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,621	$135,335	$44,989	$—

Supplemental cash flow disclosure cash flow information:
Cash paid during the period for interest	$46,766	$39,577	$21,129	$—
Cash paid during the period for taxes	$2,891	$1,988	$268	$—

Supplemental disclosure of non-cash activities:
Non-cash additions to property, plant and equipment	$3,347	$2,185	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Notes to Consolidated Financial Statements

(currencies in thousands)

1. Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company. On November 5, 2010, Nexeo Solutions, LLC, (“Solutions”), a wholly owned subsidiary of Holdings, entered into several agreements with Ashland Inc. (“Ashland”) pursuant to which the Company acquired Ashland’s global distribution business (the “Distribution Business” or “Predecessor”) on March 31, 2011 (the “Ashland Distribution Acquisition”). The Company had no operating activities between November 4, 2010 (inception) and the closing date of the Ashland Acquisition, although various transaction costs, formation costs and interest expense were incurred, which have been included in the period from November 4, 2010 (inception) to September 30, 2011.

Holdings and its subsidiaries (collectively, the “Company” or “Successor”) is a global distributor of chemicals and composite products in North America and Asia, and plastics in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. The Company also provides arrangement for waste disposal services in North America through its Environmental Services division. The Company connects a network of over 1,200 suppliers with a diverse base of more than 28,000 customers. The Company offers its customers products used in a broad cross section of industrial end markets, including construction, industrial, oil and gas, household, industrial and institutional (“HI&I”) and lubricants, performance coatings (including paints and adhesives, or “PICA”), automotive, healthcare, marine, heavy transport, corrosion, recreation, and personal care. The Company distributes more than 27,000 products through a supply chain consisting of approximately 180 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of nearly 1,000 units, including tractors and trailers, primarily in North America.

The Company currently employs over 2,400 employees globally.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Successor financial information for the period from November 4, 2010 (inception) to September 30, 2011, the years ended September 30, 2013 and 2012, and as of September 30, 2013 and 2012 includes the effects of recording fair value adjustments and the capital structure subsequent to the Ashland Distribution Acquisition. These periods are collectively referred to as the “Successor” company information. Since the financial statements of the Predecessor and Successor are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Ashland Distribution Acquisition, they have been separately designated, as appropriate, in these consolidated financial statements.

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

In September 2012, the Company formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd (“Nexeo Plaschem”), with the shareholders of Beijing Plaschem Trading Co., Ltd (“Beijing Plaschem”) and on November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations. Accordingly, the consolidated results of operations for fiscal year 2013 include the results of the acquired operations since that date.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Principles of Consolidation (Successor) and Combination (Predecessor)

The accompanying consolidated financial statements of the Company include the accounts of Holdings and its subsidiaries in which it maintains control. Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements for the Predecessor periods include allocations of certain Ashland corporate expenses. The expense and cost allocations were determined on a basis that management considered to be a reasonable reflection of the utilization of services provided or the benefits received by the Distribution Business during the Predecessor periods. The financial information in the Predecessor financial statements does not include all the expenses that would have been incurred had the Distribution Business operated as a separate stand-alone entity, and accordingly, may not reflect the Distribution Business’ results of operations and cash flows had the Distribution Business been a stand-alone company during the periods presented. It is not practicable to estimate the differences between the costs allocated by Ashland and those that would have been incurred had the Distribution Business been a stand-alone company during the periods presented.

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

Use of Estimates, Risks, and Uncertainties

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include the Ashland Distribution Acquisition purchase price allocations, estimated useful life of long-lived assets, impairments of intangible assets, income taxes, reserves, and environmental remediation. In addition, Predecessor corporate overhead allocations are subject to estimates and assumptions. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. The Company’s results are affected by domestic and international economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest rates, and changes in the prices of base oil and hydrocarbons, can have a significant effect on operations. Political actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including military conflicts, embargoes, internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions.

Cash and Cash Equivalents

All highly liquid temporary investments with original maturities of three months or less are considered to be cash equivalents.

At September 30, 2013, the Company had $74,621 in cash and cash equivalents. Of this amount, $46,992 was held by foreign subsidiaries outside of the United States, denominated primarily in Canadian Dollars and Chinese Renminbi (“RMB”). At September 30, 2013, the Company had approximately $9,723 in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange (“SAFE”). The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of discounts and allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers.

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. Each month the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. The allowance for doubtful accounts was $4,337 and $3,899 at September 30, 2013 and 2012, respectively. Bad debt expense, a component of selling, general and administrative expenses, totaled $1,732 and $1,540 for the years ended September 30, 2013 and 2012, respectively (Successor), $1,842 for the period from November 4, 2010 (inception) to September 30, 2011 (Successor), and $2,451 for the six months ended March 31, 2011 (Predecessor).

The Company’s accounts receivable in the U.S. and Canada are collateral under its asset based loan facility (“ABL Facility”) and the senior secured term loan facility (“Term Loan Facility”).

Inventories

Inventories are carried at the lower of cost or market. Successor inventories are stated at cost using the weighted average cost method. As part of the Ashland Distribution Acquisition purchase price allocation, Successor inventory was valued at fair value as of March 31, 2011.

Predecessor U.S inventories were valued at cost using the LIFO method. Liquidation of Predecessor LIFO layers resulted in a net decrease to cost of sales of $704 for the six months ended March 31, 2011.

The Company’s inventories in the U.S. and Canada are collateral under its ABL Facility and the Term Loan Facility.

Goodwill and Intangibles

The Company has goodwill of $220,746 and $167,634 at September 30, 2013 and 2012, respectively, resulting from the Ashland Distribution Acquisition and the Nexeo Plaschem Acquisition. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values were determined after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

The Company has other intangible assets (net of amortization) of $68,423 and $69,543 at September 30, 2013 and 2012, respectively. The Company’s other intangible assets at September 30, 2013 and 2012 consist of leasehold interest intangibles, customer-related intangibles, a non-compete agreement which was acquired in the Ashland Distribution Acquisition, and the trade name acquired in the Nexeo Plaschem Acquisition. Leasehold interest intangibles are amortized over the lives of the associated lease agreements, the non-compete agreement is amortized over 3 years, the customer lists are amortized over 5 to 14 years, and the trade name is amortized over 2 years.

Property, Plant and Equipment

Property, plant and equipment are depreciated by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property, plant and equipment is as follows:

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

Impairment of Long-lived Assets

Goodwill. Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit, determined using a market approach, if market prices are available, or alternatively, a discounted cash flow model, with its carrying value. The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. No goodwill impairment was recognized during any of the periods presented.

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

The unamortized balance of debt issuance costs was $26,932 and $27,245 at September 30, 2013 and 2012, respectively. During fiscal year 2013, the Company’s debt agreements were amended on several occasions.  In connection with these amendments, the Company incurred debt issuance costs of $8,040 and wrote-off $1,787 of unamortized debt issuance costs (recorded in interest expense) (see Note 8). Amortization of debt issuance costs recorded in interest expense, including the above write-off, was $8,443 and $6,071 for the years ended September 30, 2013 and 2012, respectively, and $2,959 for the Successor period from November 4, 2010 (inception) to September 30, 2011. There was no amortization of debt issuance costs for the Predecessor period for the six months ended March 31, 2011.

Commitments, Contingencies and Environmental Costs

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Expenditures that relate to an existing condition caused by past operations and that do not impact future earnings are expensed. Liabilities for environmental remediation costs are recognized when environmental assessments or remediation are probable and the associated costs can be reasonably estimated.

Generally, the timing of these provisions coincides with the commitment to a formal plan of action or, if earlier, the divestment or closure of the relevant sites. The amount recognized reflects management’s best estimate of the expenditures expected to be required.

Ashland has agreed to retain known environmental remediation liabilities and other environmental remediation liabilities arising prior to March 31, 2011 of which Ashland receives notice prior to March 31, 2016. See Note 12.

Derivative Instruments

The Company uses interest rate swaps to manage its exposure to interest rate risk related to its variable rate debt instruments and designates them as cash flow hedges. These instruments are recorded at fair value and the associated cash flows are classified in operating activities with the underlying transactions. The effective portion of changes in fair value in the Company’s interest rate swaps is recognized in other comprehensive income (“OCI”) and is reclassified to net income when the underlying interest expense is recognized in net income. Any ineffective portion is recognized in interest income (expense) as it occurs. For a discontinued cash flow hedge, prospective changes in the fair value of the derivative are recognized in net income. The accumulated gain or loss recognized in OCI at the time a hedge is discontinued remains in OCI until the original hedged transaction occurs. However, if it is determined that the likelihood of the original hedged transaction occurring is no longer probable, the entire accumulated gain or loss recognized in OCI is immediately reclassified into net income.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem due to the short-term maturity of those instruments. The carrying value of the Company’s revolving credit facility and senior secured credit facility approximates fair value due to the variable rate of interest paid. The estimated fair value of the Company’s long-term, senior subordinated notes is based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs.

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

Foreign Currency Translation

Operations outside the U.S. are generally measured using the local currency as the functional currency. In combining the results of operations, affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the period and assets and liabilities are translated at period-end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in OCI and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, products are shipped and title is transferred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Sales are reported net of tax assessed by qualifying governmental authorities. Products are generally shipped via company-owned delivery vehicles or common carrier under the Company’s standard shipping terms of FOB destination. For products delivered under the Company’s standard shipping terms, title and risk of loss transfer when the product is delivered to the customer’s delivery site. For sales transactions designated FOB shipping point, the customer assumes risk of loss and title transfers at the time of shipment.

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

Consistent with industry standards, the Company may offer volume-based incentives to large customers if the customer purchases a specified volume with the Company over a specified time period. The Company recognizes the rebate obligation as a reduction of revenue based on its estimate of the total volume of purchases from a given customer over the specified period of time.

Supplier Rebates

Each year, the Company enters into agreements with many of its key suppliers for inventory purchase rebates, or supplier rebates, upon achievement of specified volume purchasing levels. Supplier rebates are recorded as a reduction of inventory costs and accrued as part of cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. Supplier rebates totaled $12,694 and $11,119 for the years ended September 30, 2013 and 2012, respectively, $6,533 for the period November 4, 2010 (inception) to September 30, 2011, and $8,944 for the six months ended March 31, 2011 (Predecessor). At September 30, 2013 and 2012, supplier rebates due to the Company were $3,304 and $2,431, respectively. These receivables are included in accounts and notes receivable.

Shipping and Handling

All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in cost of sales.

Expense Recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expenses include sales and marketing costs, advertising, research and development, customer support, environmental remediation and administrative costs. Because products and services are generally sold without any extended warranties, liabilities for product warranties are not significant. Advertising costs and research and development costs are expensed as incurred, and are reported as a component of selling, general and administrative expenses. Advertising expenses were $2,615 and $1,349 for the years ended September 30, 2013 and 2012, respectively, $557 for the period November 4, 2010 (inception) to September 30, 2011, and $78 for the six months ended March 31, 2011 (Predecessor). There were no research and development expenses incurred during any of the periods presented.

Income Taxes

The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred. Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which a tax law change is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts that are more likely than not to be realized.

The Company is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, the Company is not subject to U.S. income taxes. Accordingly, the members will report their share of the Company’s taxable income on their respective U.S. federal tax returns. Net earnings for financial statement purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors. The Company is required to make quarterly distributions to members to fund their tax obligations, if any, attributable to the Company’s taxable income. In some jurisdictions, the Company makes such distributions in the form of tax payments paid directly to the taxing authority on behalf of its members. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

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

Recent Accounting Pronouncements Adopted

During the first quarter of fiscal year 2013, the Company adopted amended accounting standards that change the presentation of comprehensive income. These standards increase the prominence of OCI by eliminating the option to present components of OCI as part of the statement of changes in shareholders’ equity and requires the components of OCI to be presented either in a single continuous statement of comprehensive income or in two consecutive statements. The Company has presented OCI in two consecutive statements. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income or OCI; accordingly, the adoption had no impact on the Company’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires the Company to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income but only if the item reclassified is required to be reclassified to net income in its entirety in the same reporting period and to cross-reference to other disclosures for other reclassification items that are not required to be reclassified directly to net income (i.e. balance sheet reclassifications) in their entirety in the same reporting period. The Company adopted this standard during the second quarter of fiscal year 2013. This standard impacts disclosures only and its adoption did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements not yet Adopted

In February 2013, FASB issued ASU 2013-04, Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements. It will require the Company to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. ASU 2013-04 also will require the Company to disclose important information related to those obligations. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies pre-existing guidance regarding the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

3. Acquisitions

China Joint Venture

In September 2012, the Company formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem. Following its initial investment of RMB 96,000 (approximately $15,140), the Company owns 60% of the joint venture. The Company holds 75% of the seats in Nexeo Plaschem’s board and exercises control over the entity. The Company consolidates the operations of the joint venture and reflects the 40% it does not own as a contingently redeemable noncontrolling interest, classified as mezzanine equity (temporary equity) on the consolidated balance sheet. The income/loss incurred by Nexeo Plaschem is allocated to the Company and to the noncontrolling interest based on each party’s ownership percentage. The joint venture is not a guarantor of the senior subordinated notes issued by Nexeo Solutions, LLC (“Solutions”) and Nexeo Solutions Finance Corporation (the “Co-Issuer,” and together with Solutions, the “Issuers”), the ABL Facility or its Term Loan Facility.

During October 2012, the Company funded three intercompany loans to Nexeo Plaschem, all denominated in U.S. dollars, totaling $50,000. During September 2013, Nexeo Plaschem repaid one of the intercompany loans in the amount of $10,000. Additionally, during October 2012 and November 2012, Nexeo Plaschem entered into certain line of credit agreements to fund its working capital requirements. See Note 8.

Nexeo Plaschem’s Acquisition of Beijing Plaschem

On November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations, including inventory and existing supplier and customer relationships. The aggregate purchase price for Beijing Plaschem’s operations at the acquisition date follows:

Cash	$57,908
Inventory payable to sellers of Beijing Plaschem(1)	25,981
Purchase price	$83,889

(1)                  The obligation was non-interest bearing, denominated in RMB and was paid in full during the fiscal year ended September 30, 2013.

The acquisition of Beijing Plaschem’s operations was accounted for under the acquisition method which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill. There was no contingent consideration related to this acquisition.

The following table summarizes the Company’s allocation of the purchase price to assets and liabilities at the acquisition date:

Purchase Price Allocation
Inventory	$29,405
Property and equipment	110
Customer-related intangible	5,425
Other intangible assets	746
Goodwill	50,602
Total assets	$86,288
Deferred tax liability — current	$856
Deferred tax liability — non-current	1,543
Total liabilities	$2,399
Net assets acquired	$83,889

Costs associated with this acquisition are included in transaction related costs in the condensed consolidated statement of operations and totaled $1,307 and $3,000 during the years ended September 30, 2013 and 2012, respectively, and $14,860 for the period from November 4, 2010 (inception) to September 30, 2011.

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

Other Intangible Assets

The trade name associated with Beijing Plaschem was valued through application of the income approach, involving the estimation of likely future sales and an appropriate royalty rate. The fair value of this asset is amortized on a straight-line basis over a two year period.

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

	Year Ended
	September 30, 2013	September 30, 2012

Sales and operating revenues	$4,424,499	$4,220,622
Operating income	77,103	61,470
Net income	14,531	9,067
Net income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	11,424	4,001

The Company’s consolidated sales and operating revenues include $258,770 related to the operations of Nexeo Plaschem since the date of acquisition of November 1, 2012 for the fiscal year ended September 30, 2013. Net income includes $4,203 related to the operations of Nexeo Plaschem for the fiscal year ended September 30, 2013. Net income includes $2,929 for the fiscal year ended

September 30, 2013, reflecting the full amortization of the inventory step-up adjustment. These costs are recorded in “Cost of sales and operating expenses” in the consolidated statement of operations.

Contingently Redeemable Noncontrolling Interest

Pursuant to the joint venture agreement, the Company has the opportunity, and in certain situations, the obligation, to acquire up to the remaining 40% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps for cash up to approximately RMB 650,000 (approximately $106,200 at September 30, 2013), if certain conditions are met. Additionally, the noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, including the delivery of the audited financials for the calendar years ended December 31, 2013 and December 31, 2014, for a cash payment or payments that could range from the minimum amount required under People’s Republic of China (“PRC”) law for transfer of the joint venture interest up to approximately RMB 500,000 (approximately $81,700 at September 30, 2013). The applicable purchase price for the remaining interest will be based primarily on the performance of the joint venture through the end of calendar year 2014. The exercise of these rights and obligations is outside of the control of the Company, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet. During the first quarter of fiscal year 2014, the Company and the noncontrolling shareholders of Nexeo Plaschem amended the terms of the joint venture agreement primarily to extend it for one year and clarify certain other terms and conditions. The amendment did not significantly modify the terms of the agreement.

The Nexeo Plaschem contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the carrying value of the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it becomes probable that the rights and obligations to acquire up to the remaining 40% of the joint venture will be exercised.  Any adjustments to redemption value are recorded in retained earnings. The Company periodically evaluates the probability of exercise of such rights and obligations based on the likelihood of completion of specific conditions precedent to exercise. During the fiscal year ended September 30, 2013, as the likelihood of completion of specific conditions increased, the Company determined that it was probable that certain rights and obligations will be exercised to acquire all of the remaining interest in the joint venture. Accordingly, the carrying value of the noncontrolling interest is stated at redemption value as of September 30, 2013.

During the first half of fiscal year 2014, the Company anticipates purchasing additional equity interests in Nexeo Plaschem for approximately RMB 342,400 (approximately $55,960 at September 30, 2013). We plan on funding this payment through operating cash flow and drawings under our ABL Facility

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the years ended September 30, 2013 and 2012:

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
Beginning balance	$10,152	$—
Cash received from noncontrolling interest	—	10,095
Total comprehensive income attributable to noncontrolling interest	1,994	57
Redemption value adjustment	48,236	—
Ending balance	$60,382	$10,152

Ashland Distribution Acquisition

Financing

In connection with the Ashland Distribution Acquisition, the Company entered into the following financing transactions:

•                   TPG Accolade, L.P. (“TPG Accolade”) and management purchased Series A membership interests for $451,000 in cash.

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

•                   The ABL Facility also included an additional U.S. $40,000 tranche in Canada from which the Company subsequently borrowed $5,000.

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

Inventory

Inventory purchased in the Ashland Distribution Acquisition consisted of finished products to be distributed to the Company’s customers. The fair value of inventory was established through application of the income approach, using estimates based upon the future profitability that is expected to be generated once the inventory is sold, calculated as the anticipated selling price less the anticipated selling effort related to the disposal costs required, the estimated profit on selling expenses and general and administrative expenses and the holding costs for on-hand finished goods inventory.

Other Current Assets

Other current assets consisted of prepaid expenses and other current assets acquired in association with the Ashland Distribution Acquisition. The other current assets purchased in the acquisition did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property, Plant and Equipment

Property, plant and equipment consisted of 48 owned locations in the United States, Puerto Rico, and Canada, and 25 leased facilities located in the United States, Canada, Spain, Germany, Sweden and the United Kingdom, consisting of manufacturing, warehouse, and office space. The fair value of buildings and land improvements were determined using the cost approach, and the fair value of land was determined using the sales comparison approach.

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

Ashland Distribution Acquisition Expenses

Transaction costs related to the Ashland Distribution Acquisition are included in transaction related costs in the Company’s consolidated statements of operations and are summarized as follows:

Transaction related costs:
Included in transaction related costs for the period from November 4, 2010 (inception) to September 30, 2011	$68,279
Included in other long-term assets (debt issuance cost)	34,961
Included in transaction related costs for the year ended September 30, 2012	926

Total transaction related costs	$104,166

Ashland Distribution Acquisition related costs in the schedule above for the fiscal year ended September 30, 2012 and the period November 4, 2010 (inception) to September 30, 2011, represent accounting, legal, financial advisory, and investment banking fees. Included within these acquisition related costs are advisory fees and reimbursed costs paid to affiliates of TPG Accolade of $20,508 for the period November 4, 2010 (inception) to September 30, 2011.

Transition Services Agreement (Successor)

In connection with the Ashland Distribution Acquisition, the Company and Ashland entered into a transition services agreement (“TSA”), which required Ashland to provide administrative and support services, including finance and accounting, treasury, tax, environmental, health and safety, human resources, logistics, engineering, supply chain and information systems services. In exchange for these services, the Company agreed to pay Ashland the direct actual costs incurred by Ashland to provide these services, plus an additional 6.35% of such direct actual costs. The Company is now performing nearly all of these functions independent of Ashland with only few exceptions remaining related to back office support in certain locations outside the United States as well as office space in one location. The Company has until March 2014 to exit all aspects of the TSA with Ashland and the Company has the option to extend the term of the agreement for an additional six months.

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

The Company has exited nearly all of the TSA agreements as of September 30, 2013. The Company recognized costs of approximately $743 during the fiscal year ended September 30, 2013 related to these agreements. Centralized and administrative support costs provided by Ashland under the TSA for the fiscal year ended September 30, 2012, from November 4, 2010 (inception) to September 30, 2011, and costs allocated to the Company in the Predecessor six months ended March 31, 2011 are summarized below:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor		Distribution Business Predecessor
	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011
Supply chain (purchasing)	$3,602	$2,539	$15,978
Information technology	13,848	8,696	8,130
Financial and accounting	1,832	1,354	5,631
Building services	1,609	1,487	4,976
Legal and environmental	1,024	741	2,278
Human resources	1,849	1,163	1,988
Other general and administrative	1,543	1,024	9,596

Total	$25,307	$17,004	$48,577

TSA costs for the years ended September 30, 2013 and 2012 and the period November 4, 2010 (inception) to September 30, 2011 are included in selling, general and administrative expenses. No TSA costs were incurred by the Company during the six months ended March 31, 2011.

Sales and Purchases

The Company’s sales to Ashland commercial units during the years ended September 30, 2013 and 2012 totaled $40,525 and $42,531, respectively, and during the period November 4, 2010 (inception) to September 30, 2011, subsequent to the Ashland Distribution Acquisition, total $17,162. The Company’s purchases from Ashland commercial units during the years ended September 30, 2013 and 2012 totaled $143,760 and $154,538, respectively, and during the period November 4, 2010 (inception) to September 30, 2011, subsequent to the Ashland Distribution Acquisition, total $74,422. These purchases from Ashland commercial units primarily consisted of purchases from Ashland’s Performance Materials commercial unit of resins and related products and were made at market prices.

Distribution Business sales to Ashland commercial units totaled $12,295 during the six months ended March 31, 2011, and purchases from Ashland commercial units totaled $63,886 during the six months ended March 31, 2011. These purchases from Ashland commercial units primarily consisted of purchases from Ashland’s Performance Materials commercial unit of resins and related products, and were made at market prices.

In addition, the Company provides warehouse and delivery services to Ashland. In exchange for these services, the Company received revenue of $1,758 and $4,136 for the years ended September 30, 2013 and 2012, respectively, $2,581 for the period November 4, 2010 (inception) to September 30, 2011, and $2,198 for the six months ended March 31, 2011. The Company recorded no warehouse and delivery revenue for any periods prior to the Ashland Distribution Acquisition.

4. Inventories

Inventories at September 30, 2013 and September 30, 2012 consisted of the following:

	September 30, 2013	September 30, 2012
Finished products	$368,573	$308,764
Supplies	2,301	2,047

Total	$370,874	$310,811

The Company’s inventory in the U.S. and Canada is collateral under the ABL Facility and Term Loan Facility.

5. Property, Plant and Equipment

Property, plant and equipment at September 30, 2013 and September 30, 2012 consisted of the following:

	September 30, 2013	September 30, 2012
Land	$40,499	$40,937
Plants and buildings	66,459	65,565
Machinery and equipment	111,138	96,026
Software and computer equipment	44,577	34,869
Construction in progress	12,225	5,599

Total	274,898	242,996
Less accumulated depreciation	(73,855)	(45,134)

Property, plant and equipment, net	$201,043	$197,862

Total depreciation expense on property, plant and equipment was $32,131 and $33,296 for the fiscal year ended September 30, 2013 and 2012, respectively, $16,423 for the period November 4, 2010 (inception) to September 30, 2011, and $11,976 for the six months ended March 31, 2011 (Predecessor).

6. Goodwill and Other Intangibles

The following is a progression of goodwill for the years ended September 30, 2013 and 2012, the period from November 4, 2010 to September 30, 2011 and the six months ended March 31, 2011 (Predecessor):

	Chemicals	Plastics	Other	Total
Balance at September 30, 2010 (Predecessor)	$—	$1,414	$—	$1,414
Foreign currency translation	—	13	—	13

Balance at March 31, 2011 (Predecessor)	—	1,427	—	1,427
Elimination of Predecessor goodwill	—	(1,427)	—	(1,427)
Ashland Distribution Acquisition	79,953	64,509	26,682	171,144
Foreign currency translation	—	(2,748)	—	(2,748)

Balance at September 30, 2011	$79,953	$61,761	$26,682	$168,396
Foreign currency translation	—	(762)	—	(762)

Balance at September 30, 2012	79,953	60,999	26,682	167,634
Acquisition of Beijing Plaschem’s operations	12,651	37,951	—	50,602
Foreign currency translation	345	2,165	—	2,510

Balance at September 30, 2013	$92,949	$101,115	$26,682	$220,746

Annual Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment for the Company. As of March 31, 2013, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired. The Company evaluated and concluded no events or changes in circumstances have occurred since the performance of the March 31, 2013 test through September 30, 2013, which would have required an impairment test.

Other Intangibles

Definite-lived intangible assets at September 30, 2013 and September 30, 2012 consisted of the following:

		September 30, 2013			September 30, 2012
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5 — 14	$81,173	$(14,522)	$66,651	$75,600	$(8,100)	$67,500
Leasehold interest intangible	1 — 20	2,456	(1,367)	1,089	2,536	(1,293)	1,243
Non-competition agreement(2)	3	1,600	(1,333)	267	1,600	(800)	800
Other(3)	2	768	(352)	416	—	—	—
Total		$85,997	$(17,574)	$68,423	$79,736	$(10,193)	$69,543

(1)                  Includes net amounts of $62,100 and $4,551 at September 30, 2013 associated with the Ashland Distribution Acquisition and the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem, respectively (see Note 3).

(2)                  In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-competition agreement.

(3)                  Represents the trade name associated with the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem (see Note 3).

Amortization expense recognized on intangible assets was $7,391 and $6,788 for the years ended September 30, 2013 and 2012, $3,390 for the period November 4, 2010 (inception) to September 30, 2011, and $122 for the six months ended March 31, 2011 (Predecessor).

Expected amortization expense for the years ending September 30, 2014 through 2018 is $7,190, $6,581, $6,550, $6,550, and $5,556, respectively.

7. Other Non-Current Assets

Other non-current assets at September 30, 2013 and September 30, 2012 consisted of the following:

	September 30, 2013	September 30, 2012
Debt issuance cost, net	$26,932	$27,245
Other	3,428	2,643

Total	$30,360	$29,888

8. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at September 30, 2013 and September 30, 2012 are summarized below:

	September 30, 2013	September 30, 2012
Short-term borrowings under line of credit agreements available to Nexeo Plaschem	$52,004	$—
Current portion of long-term debt and capital lease obligations	5,036	3,369
Total short-term borrowings and current portion of long-term debt and capital lease obligations	$57,040	$3,369

Long-term debt outstanding at September 30, 2013 and September 30, 2012 are summarized below:

	September 30, 2013	September 30, 2012
ABL Facility	$—	$112,375
Term Loan Facility	490,125	320,125
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	173	121
Total long-term debt	665,298	607,621
Less: unamortized debt discount(1)	(5,958)	(3,619)
Less: current portion of long-term debt and capital lease obligations	(5,036)	(3,369)
Non-current portion of long-term debt	$654,304	$600,633

(1)                  At September 30, 2013, includes $2,873 of unamortized debt discount related to the Term Loan Facility. The remainder of the unamortized debt discount, as well as the amount at September 30, 2012, relates to the Senior Subordinated Notes.

Nexeo Plaschem’s Short-Term Borrowings

During October 2012, Nexeo Plaschem entered into a line of credit agreement which is used to fund its working capital requirements. The current borrowing limit is approximately RMB 150,000, or approximately $23,800. The line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount and bears interest at either the London interbank offered rate (“LIBOR”) plus 2.8% or 105% of the People’s Bank of China’s (“PBOC”) base rate. The weighted average interest rate was 4.56% at September 30, 2013. At September 30, 2013, the line of credit was drawn in full and there was no remaining availability. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a line of credit agreement also used to fund its working capital requirements. The borrowing limit as of September 30, 2013 was RMB 190,000, or approximately $31,000. Subsequent to September 30, 2013, the credit agreement was renewed and the borrowing limit decreased to RMB 150,000, or approximately $24,500. The line of credit agreement is secured by a standby letter of credit drawn on the ABL Facility covering 100% up to RMB 140,000, or approximately $22,800, and bears interest at the applicable PBOC rate, depending on the length of time for which a specific amount is borrowed. The weighted average interest rate was 5.77% at September 30, 2013. At September 30, 2013, the outstanding balance under this line of credit was approximately $28,000 and remaining availability was approximately $753. Availability includes the impact of amounts related to letters of credit and bankers’ acceptance letters issued to suppliers. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

In connection with the consummation of the Ashland Distribution Acquisition, the Company entered into the following credit agreements and notes indenture:

Asset Based Loan Facility

The ABL Facility provides for revolving credit financing including a U.S. tranche of up to $500,000 (the “U.S. Tranche”) and a Canadian tranche (the “Canadian Tranche”) of up to U.S. dollar equivalent $40,000. At the closing of the Ashland Distribution Acquisition, Solutions borrowed $152,000 of the U.S. Tranche to finance a portion of the purchase price. The ABL Facility is unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Nexeo Solutions Sub Holding Corp. (“Sub Holdings”). Obligations under the ABL Facility are also secured by a first-priority lien on inventory and accounts receivable held by Solutions and Nexeo Solutions Canada Corporation (approximately $742,563 as of September 30, 2013). The ABL Facility currently matures on July 11, 2017. The following summary of the ABL Facility terms reflects the impact of amendments that became effective October 16, 2012, May 8, 2013 and August 5, 2013, respectively, described further below.

The ABL Facility includes a letter of credit sub-facility, which permits up to $200,000 of letters of credit under the U.S. Tranche and up to the U.S. dollar equivalent $10,000 of letters of credit under the Canadian Tranche. An amount to be agreed upon of letters of credit under the U.S. Tranche may also be denominated in euros or other currencies. In addition, under the ABL Facility, up to $50,000 in the case of the U.S. Tranche, and CDN $10,000 in the case of the Canadian Tranche, may be short-term borrowings upon same-day notice, referred to as swingline loans. Provided no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200,000 (less the U.S. dollar equivalent of any increase in CDN commitments) with respect to the U.S. Tranche and U.S. dollar equivalent $10,000 with respect to the Canadian Tranche (in the aggregate not to exceed US dollar equivalent $700,000) subject to certain rights of the administrative agent with respect to the lenders providing commitments for such increases. In addition, the Company may also establish one or more foreign facilities under the Amended ABL Credit Agreement in an aggregate principal amount not to exceed U.S. dollar equivalent $60,000.

The amount of available credit changes every month, depending on the amount of eligible receivable and inventory the Company has available to serve as collateral. In general, the facility is limited to the lesser of (i) the aggregate commitment and (ii) the sum of (a) 85% of eligible accounts receivable, as defined, and (b) 85% of the orderly liquidation of the eligible inventory. Available credit for each tranche is calculated separately, and the borrowing base components are subject to customary reserves and eligibility criteria. At September 30, 2013 and 2012, availability under the U.S. and Canadian Tranches was $419,341 and $346,380, respectively.

Borrowings under the ABL Facility bear interest, at Solutions’ option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.50% and 1.00% pursuant to a grid based on average excess availability) or a London interbank offered rate or Canadian BA rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.50% and 2.00% pursuant to a grid based on average excess availability). In addition to paying interest on outstanding principal under the ABL Facility, Solutions and Nexeo Solutions Canada Corporation will be required to pay a commitment fee, in respect of the unutilized commitments under the ABL Facility, which commitment fee ranges from 0.250% to 0.500% per annum and will be determined based on average utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). The Company is also required to pay customary letter of credit fees. The weighted average rate of interest on borrowings under the ABL Facility was 3.37% and 2.93% during the fiscal years ending September 30, 2013 and 2012, respectively.

The ABL Facility requires that if the excess availability as defined for both the U.S. and Canadian borrowers is less than the greater of the U.S. dollar equivalent of (i) $35,000 and (ii) 10.0% of the lesser of (x) the aggregate commitments under the ABL and (y) the then applicable combined borrowing base, Solutions shall comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00. In addition, the ABL Facility contains negative covenants that restrict the ability of Holdings and certain of Solutions’ subsidiaries, from, among other things, incurring additional debt, granting liens, entering into guarantees, entering into certain mergers, making certain loans and investments, disposing of assets, prepaying certain debt, declaring dividends, accounting changes, transactions with affiliates, modifying certain material agreements or organizational documents relating to, or changing the business it conducts. In addition, the Company is subject to limitations on its ability to engage in actions other than those of a holding company.

The ABL Facility also contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974 as amended from time to time, material judgments, actual or asserted failure of any guaranty or security document supporting the ABL Facility to be in full force and effect, and change of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.

At September 30, 2013 and 2012, the Company had US dollar equivalent of $83,635 and $32,864, respectively, in outstanding letters of credit under the ABL Facility. As of September 30, 2013, the Company was in compliance with the covenants of the ABL Facility.

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

Amendment No. 1 to ABL Facility

On October 16, 2012, the Company entered into Amendment No. 1 to Credit Agreement which amended the asset-based revolving credit agreement (the “ABL Credit Agreement” and, as amended, the “First Amended ABL Credit Agreement”), dated as of March 31, 2011. The First Amended ABL Credit Agreement, among other things, increased the aggregate principal amount permitted to be incurred under the Amended and Restated Term Loan Facility without restriction under the First Amended ABL Credit Agreement from $325,000 to $650,000 to permit the incurrence of the new $175,000 Term B-2 Loans and $150,000 of incremental term loans described below. Furthermore, the First Amended ABL Credit Agreement permits the incurrence of additional incremental indebtedness under the Amended and Restated Term Loan Facility in an aggregate principal not to exceed the amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0.

The First Amended ABL Credit Agreement was accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendment totaled approximately $270 and were recorded as debt issuance costs to be amortized as interest expense over the remaining term of the ABL Facility. No gain or loss on the modification was recognized.

Amendment No. 2 to ABL Facility

On May 8, 2013, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”), which amended the First Amended ABL Credit Agreement (as further amended by Amendment No. 2, the “Second Amended ABL Credit Agreement”). The maturity date of the ABL Facility was extended from (x) March 31, 2016 to be (y) the first to occur of (a) May 8, 2018 and (b) the date that is sixty days prior to the earliest stated maturity date of the Company’s senior secured term loan facility (or any replacement facility) in effect at any time, which currently means the ABL Facility matures on July 11, 2017.

Pursuant to Amendment No. 2, among other things, the U.S. letter of credit sub-facility was increased by $100,000 to permit up to $200,000 of letters of credit in the aggregate under the U.S. Tranche. Under the Amended ABL Credit Agreement, subject to certain conditions precedent and consent rights of the administrative agent with respect to the lenders providing such commitments or foreign facilities, (a) the Company continues to have the option to request that the ABL Facility be increased by an aggregate principal amount not to exceed $200,000 (less the U.S. dollar equivalent of any increase in CDN commitments) with respect to the U.S. Tranche and U.S. dollar equivalent $10,000 with respect to the Canadian Tranche (so long as the aggregate amount of ABL Facility commitments, excluding foreign facilities described in the following clause (b), do not exceed U.S. dollar equivalent $700,000), and (b) after giving effect to Amendment No. 2, may now also establish one or more foreign facilities under the Amended ABL Credit Agreement in an aggregate principal amount not to exceed U.S. dollar equivalent $60,000. Pursuant to Amendment No. 2, the calculation of the eligible inventory component of the U.S. and Canadian borrowing bases was changed from (x) the lesser of (a) 75% of the value of eligible inventory and (b) 85% of the net orderly liquidation value of eligible inventory to be (y) 85% of the net orderly liquidation value of eligible inventory.

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

In connection with the Amendment No.2 to the ABL Facility, the Company incurred fees to the participating lenders and other costs of approximately $2,026, recorded as debt issuance costs. These costs will be amortized as interest expense over the remaining term of the credit facility. Also in connection with this amendment, the interests of two original lenders under the ABL Facility were paid off and re-allocated to other members in the syndicate. Accordingly, the Company wrote-off approximately $1,787 of unamortized debt issuance costs associated with these lenders.

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

In connection with ABL Amendment No. 3, the Company incurred fees to the participating lenders and other costs of approximately $563, recorded as debt issuance costs. These costs will be amortized as interest expense over the remaining term of the ABL Facility.

Term Loan Facility

In connection with the Ashland Distribution Acquisition, Solutions closed on the Term Loan Facility that provided debt financing in an aggregate principal amount of $325,000. Effective October 16, 2012, the Company amended certain terms of the Term Loan Facility and borrowed an additional $175,000 (see below).

The Term Loan Facility is fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holdings. In addition to the $325,000 borrowed at closing and the $175,000 borrowed on October 16, 2012, the Company has the right to request additional tranches of term loans in an aggregate principal amount of up to $150,000 plus an additional amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0. Availability of such additional tranches of term loans will be subject to the absence of any default, and among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the Term Loan Facility bear interest at the borrowers option at either (a) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.5%, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.5%. The average interest rate for the Term Loan Facility was 5.0% at September 30, 2013 and 2012.

The Term Loan Facility will mature on September 9, 2017 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loans, with the balance payable on the final maturity date, subject to the amend and extend provisions applicable under the Amended and Restated Term Loan Credit Agreement. Additionally, The Term Loan Facility agreement requires the Company to make early principal payments on an annual basis, commencing with the fiscal year ended September 30, 2013, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. The Company generally has the right to prepay loans in whole or in-part, without incurring any penalties for early payment. The Company will not be required to make an early principal payment for the fiscal year ended September 30, 2013.

The Term Loan Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its capital stock or redeem, repurchase or retire its capital stock or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including capital stock of its subsidiaries, alter the business it conducts, consolidate or merge, incur liens and engage in sale-leaseback transactions. The credit agreement governing the Term Loan Facility does not require Solutions to comply with any financial maintenance covenants and contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. As of September 30, 2013, the Company was in compliance with the covenants of the Term Loan Facility.

Amended and Restated Term Loan Facility

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

Under the Amended and Restated Term Loan Credit Agreement, Solutions has the right, at Solutions’ option, to request additional tranches of term loans in an aggregate principal not to exceed (x) $150,000 in the aggregate pursuant to this clause (x) or (y) at the borrower’s option, the amount, in the case of this clause (y) only, that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0. Availability of such additional tranches of term loans will be subject to, among other things, the receipt of commitments by existing or additional lenders.

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

The amendment was accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendment and related debt issuance, which totaled approximately $3,365, were recorded as debt issuance costs to be amortized as interest expense over the remaining term of the credit facility. There was no gain or loss recognized related to this modification.

Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement

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

This amendment was accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders, which totaled approximately $1,188, were recorded as debt issuance costs to be amortized as interest expense over the remaining term of the credit facility. There was no gain or loss recognized related to this modification.

Amendment No. 2 to Amended and Restated Term Loan Credit Agreement

Effective August 5, 2013, the Company entered into Amendment No. 2 to Amended and Restated Credit Agreement (“TLB Amendment No. 2”) pursuant to which the First Amended Term Loan Credit Agreement was amended to, among other things (a) allow, at the Company’s option, the Company and Sub Holdings to be co-borrowers, on a joint and several basis with Solutions, of incremental term loans that may be incurred in the future under, and in accordance with the terms and conditions of, the Amended Term Loan Credit Agreement, (b) permit the Company and its restricted subsidiaries to enter into certain receivables financing arrangements and (c) modify the respective covenants restricting the ability of the Company and Sub Holdings to engage in certain business activities to permit the Company and Sub Holdings (1) to own equity interests of entities acquired in connection with investments permitted under the Second Amended Term Loan Credit Agreement (as defined below) and the Third Amended ABL Credit Agreement, as applicable, so long as, in each case, as soon as practicable after any such investment, the Company and Sub Holdings contribute all of the equity interests so acquired, or substantially all of the assets of the entity so acquired, in such investment to Solutions, and (2) to incur obligations, make other investments and engage in certain other activities related to the foregoing. (as so amended, the “Second Amended Term Loan Credit Agreement”).

The TLB Amendment No, 2 was accounted for as a modification in accordance with U.S. GAAP and the Company incurred fees (paid to the participating lenders) and other costs of approximately $628, recorded as debt issuance costs.  These costs will be amortized as interest expense over the remaining term of the Term Loan Facility. No gain or loss on the modification was recognized.

8.375% Senior Subordinated Notes

In connection with the Ashland Distribution Acquisition, on March 9, 2011, Solutions and its wholly owned subsidiary, Nexeo Solutions Finance Corporation (the “Co-Issuer,” and together with Solution, the “Issuers”), closed a placement of $175,000 in aggregate principal amount of notes. The Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holdings. The Notes are general unsecured, subordinated obligations of the Issuers and mature on March 1, 2018. Interest on the Notes is paid semi-annually in arrears and accrues at the rate of 8.375% per annum. On or after March 1, 2014, the Issuers may redeem all, or from time-to-time, a part of the Notes at redemption prices (expressed as a percentage of principal amount) ranging from 104.2% to 100.0% plus accrued and unpaid interest on the Notes. Prior to March 1, 2014, the Issuers may on any one or more occasions redeem up to 35.0% of the original principal amount of the Notes using the proceeds of certain equity offerings at a redemption price equal to 108.4% of the aggregate principal amount thereof, plus any accrued and unpaid interest. In addition, prior to March 1, 2014, the Issuers may redeem all or part of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest.

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

Third Supplemental Indenture to Senior Subordinated Notes Indenture

On December 4, 2013, and in connection with the purchase of 100% of the outstanding shares of Chemical Specialists and Development, Inc. (“CSD”), CSD and its subsidiaries entered into a third supplemental indenture pursuant to which CSD and its subsidiaries became guarantors under the Indenture. See Note 18.

Debt obligations—the following table sets forth future debt payment obligations at September 30, 2013:

Maturities of long-term debt
2014	$5,036
2015	5,036
2016	5,038
2017	475,165
2018	175,023
Thereafter	—

Total	$665,298

9. Derivatives

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

During the years ended September 30, 2013 and 2012, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $762 and $656, respectively, which were recorded in interest expense. During the fiscal years ended September 30, 2013 and 2012, the Company recorded unrealized gains (losses) on the interest rate swaps (net of reclassifications into income) of $821 and $(1,891), respectively, which were recorded in other comprehensive income. At September 30, 2013, approximately $696 in unrealized losses are expected to be realized within the next twelve months. No gains or losses were recognized during the period from November 4 (inception) to September 30, 2011 or the six months ended March 31, 2011 (Predecessor).

10. Fair Value Measurements

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

The Company’s financial instruments recorded at fair value on a recurring basis related solely to its interest rate swaps. At September 30, 2013, the Company recorded $651 in “Accrued expenses and other liabilities” and $427 in “Other non-current liabilities” on the consolidated balance sheet related to these instruments. At September 30, 2012, the Company recorded $696 in “Accrued expenses and other liabilities” and $1,195 in “Other non-current liabilities” on the consolidated balance sheet related to these instruments. There were no financial assets or liabilities measured at fair value on a recurring basis at September 30, 2011.

During the years ended September 30, 2013 and 2012, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem approximate fair value due to the short-term maturity of those instruments.

The carrying values of the ABL Facility and Term Loan Facility approximate fair value at September 30, 2013 and 2012, primarily due to the variable rate of interest paid. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the long-term senior subordinated notes was approximately $172,599 and $174,431 at September 30, 2013 and 2012, including accrued interest of $1,099 and $1,181, respectively. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the fiscal year ended September 30, 2013 and the period from November 4, 2010 (inception) to September 30, 2011, the Company recorded non-recurring fair value measurements related to the acquisition of Nexeo Plaschem and the Ashland Distribution Acquisition (see Note 3). All of these fair value measurements were classified as Level 3 within the fair value hierarchy.

11. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to 10 years, 11 to 20 years, and over 21 years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. A version of the 401(k) plan is also available for qualifying employees of the Company in our foreign subsidiaries. The Company contributed a total of $12,181 and $12,560 to the defined contribution plans in the years ended September 30, 2013 and 2012, respectively, and $5,821 for the period November 4, 2010 (inception) to September 30, 2011. Of the above contributions to the plans, $8,103, $8,049 and $3,541, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

In the Predecessor period, Ashland sponsored a 401(k) plan for eligible employees. The Distribution Business’ allocated expense related to this defined contribution plan was $1,988 for the six months ended March 31, 2011, which was recorded as a component of selling, general and administrative expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. Fifty percent of the Series B units vest twenty percent annually over a five year period (“Time-Based Units”), and fifty percent of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Upon the occurrence of a liquidity event during the term of the Performance-Based Units in which TPG Accolade realizes a return based upon cash received (including dividends) divided by aggregate purchase price that is equal to or greater than 3.0x, all Performance-Based Units automatically vest, as long as the employee remains employed by the Company. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series B units previously granted to officers and employees eligible to participate in the Company’s Equity Plan. The repurchase price per unit is the difference between the established threshold value at the time of redemption and the threshold value at the time of the grant.

The fair value of the Series B units granted during fiscal years 2013 and 2012 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term of four to six years, 2) expected price volatility of 48.8% to 60.7%, 3) a risk-free interest rate of 0.65% to 0.77% and 4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The Company recognizes equity-based compensation cost related to the Time-Based Units as expense ratably on a straight-line basis over the requisite service period. Performance-Based Units are expensed over the requisite service period based on achievement of performance criteria. For the years ended September 30, 2013 and 2012 and the period November 4, 2010 (inception) to September 30, 2011, expense associated with the Equity Plan was $1,381, $1,836 and $414, respectively, recorded in selling, general and administrative expense. During the fiscal years ended September 30, 2013 and 2012, the Company did not meet the pre-established EBITDA target and did not recognize compensation cost associated with the Performance-Based Units. During the period November 4, 2010 (inception) to September 30, 2011, the Company did not meet the pre-established EBITDA target. In November 2011, the Board of Directors accelerated the vesting of the Performance-Based Units such that 20.0% of the Performance-based Units vested over the period November 3, 2011 to March 31, 2012. The accelerated vesting was accounted for as a modification of the existing plan, which required the Company to record an expense relating to the accelerated vesting of the Performance-Based units over the vesting period from November 3, 2011 to March 31, 2012. No expense was recorded under this Equity Plan in the Predecessor period. The expense recognized during the fiscal year ended September 30, 2012 includes the expense related to the accelerated vesting described above.

In December 2012, the Board of Directors approved revisions to the pre-established EBITDA targets for certain future fiscal years primarily to account for the impact of Nexeo Plaschem. The Company accounted for the revisions as a modification of all the unvested Performance-Based Units outstanding as of the modification date. The modification did not change the Company’s expectations of whether the Performance-Based Units will ultimately vest and did not result in the recognition of compensation cost during the current period. The Company will recognize compensation cost for the unvested Performance-Based Units, based on the new fair value per unit as of the modification date, which remained at $0.33 per unit, at the time it deems the achievement of the performance criteria is probable. The fair value of the unvested Performance-Based Units at the modification date was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of (1) expected term between five and six years, (2) expected price volatility of 60.7%, (3) a risk-free interest rate of 0.65% and (4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The following table summarizes Equity Plan activity during the years ended September 30, 2013 and 2012:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2011	20,720,000	$0.26
Granted	9,215,455	0.32
Forfeited/Cancelled	(3,080,000)	0.32

Outstanding at September 30, 2012	26,855,455	0.33

Granted	11,812,423	0.32
Forfeited/Cancelled	(3,440,000)	0.32

Outstanding at September 30, 2013	35,227,878	$0.32

During the fiscal year ended September 30, 2013 the Company repurchased 467,000 unregistered Series B units in connection with the termination of employment for certain officers and employees eligible to participate in the Company’s Equity Plan, for $68. Additionally during the fiscal year ended September 30, 2013, the Company agreed to repurchase 349,000 unregistered Series B units for approximately $68, which is included in “Accounts payable” in the consolidated balance sheet. Repurchases are reflected as cancelled units in the table above. There were no repurchases of unregistered Series B units during the fiscal years ended December 31, 2012 and 2011.

The following table summarizes the non-vested Equity Plan units during the years ended September 30, 2013 and 2012:

	Units	Average Grant Date Fair Value Per Unit
Nonvested Units at September 30, 2011 (Successor)	20,720,000	$0.26
Granted	9,215,455	0.32
Vested	(6,282,000)	0.32
Forfeited	(2,644,000)	0.32

Nonvested at September 30, 2012 (Successor)	21,009,455	0.32
Granted	11,812,423	0.32
Vested	(3,303,637)	0.33
Forfeited	(2,840,000)	0.32

Nonvested at September 30, 2013 (Successor)	26,678,241	$0.32

During the year fiscal ended September 30, 2013, 3,303,637 Series B Units vested, which had a total fair value of approximately $1,079. During the fiscal year ended September 30, 2012, 6,282,000 Series B units vested, which had a total fair value of approximately $2,016, of which $414 was recognized as expense during 2011. No Series B units vested in 2011. Total unrecognized compensation cost related to the Series B units was $3,176 at September 30, 2013, to be recognized over the next five years.

Pension Plans (Predecessor period only)

In the Predecessor period, all qualifying Distribution Business employees were eligible to participate in Ashland’s defined-benefit pension plans, which typically provided pension payments based on an employee’s length of service and compensation during the years immediately preceding retirement. Ashland assumed all liabilities associated with the U.S.-based and certain non-U.S.-based pension plans, and the liabilities associated with these non-U.S. based pension plans were funded by Ashland in conjunction with the Ashland Distribution Acquisition. The liabilities under these non-U.S. pension plans transferred to the Company by operation of law in connection with the Ashland Distribution Acquisition. The amount of net pension expense allocated to the Predecessor period and recorded as a component of selling, general and administrative expenses related to these plans was $7,851 during the six months ended March 31, 2011.

Postretirement Plans (Predecessor period only)

In the Predecessor period, Ashland sponsored health care and life insurance plans for all eligible U.S. and Canadian employees. Ashland’s retiree life insurance plans were non-contributory, while Ashland shared the costs of providing healthcare coverage with its retired employees through premiums, deductibles and coinsurance provisions. Ashland funded its share of the costs of the postretirement benefit plans as the benefits were paid. Under the health care plan, Ashland’s annual per capita costs were limited to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred after January 1, 2004. As a result health care cost trend rates had no significant effect on the amounts reported for health care plans. The total postretirement benefit cost of these plans was determined by actuarial valuation. The total net postretirement benefit cost of these plans allocated to the Distribution Business and recorded as a component of selling, general and administrative expenses based on pro-rata payroll dollars was $839 during the six months ended March 31, 2011. The weighted-average discount rate used to determine the net postretirement benefit cost was 5.50% for the six months ended March 31, 2011.

Curtailment Gain (Predecessor)

At March 31, 2011, in conjunction with Ashland’s sale of the Distribution Business, a re-measurement was required for several of Ashland’s employee benefit plans. As a result, a $3,976 curtailment gain was recorded in selling, general and administrative expense for the six months ended March 31, 2011 for the Ashland Distribution employees who were exiting these plans.

12. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $21,109 and $18,376 for the years ended September 30, 2013 and 2012, respectively, $7,844 for the period from November 4, 2010 (inception) to September 30, 2011, and $6,258 for the Predecessor six months ended March 31, 2011.

Future minimum non-cancellable rental payments at September 30, 2013 are as follows:

Future Minimum Rental Payments
2014	$14,406
2015	10,069
2016	6,842
2017	4,398
2018	4,089
Thereafter	14,621

Total	$54,425

Environmental Remediation

Due to the nature of its business, the Company is subject to various laws and regulations pertaining to the environment and to the manufacture, sale, transportation and disposal of chemicals and hazardous materials. These laws pertain to, among other things, air and water, the management of solid and hazardous wastes, transportation, and human health and safety.

Ashland has agreed to retain all known environmental remediation liabilities listed on the schedules to the purchase agreement (the “Retained Specified Remediation Liabilities”) and other environmental remediation liabilities arising prior to the closing date of March 31, 2011 for which Ashland receives written notice prior to the fifth anniversary of such closing date (the “Other Retained Remediation Liabilities”). In the event the Company were to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $175 and an aggregate claim deductible of $5,000. Ashland’s liability for Retained Specified Remediation Liabilities is not subject to any claim thresholds or deductibles. However, Ashland’s indemnification obligation for the Retained Specified Remediation Liabilities and the Other Retained Remediation Liabilities is subject to an aggregate ceiling of $75,000. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant, related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty), are generally limited by an individual claim threshold of $175, an aggregate claim deductible of $18,600 and a ceiling of $93,000. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Specified Remediation Liabilities, the Other Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139,500, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

As a result, the Company does not currently have any environmental or remediation reserves for matters covered by the purchase agreement. However, if the Company were to incur expenses related to the Other Retained Remediation Liabilities, the Company would be responsible for the first $5,000 in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Specified Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to take an appropriate environmental or remediation reserve. The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination, the extent of required remediation efforts, the choice of remediation methodology, availability of insurance coverage and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

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

Other Contingencies

On November 16, 2012, a facility owned by the Company in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. The Company continues to utilize other locations to service its Chemicals customers in the region and, while the Company has incurred property losses and certain additional costs, the Company has not experienced an adverse impact on business continuity as a result of the fire. For the fiscal year ended September 30, 2013, the Company recorded approximately $5,104 in estimated losses in connection with this event, primarily associated with property damage, environmental remediation due to incident response and additional operating costs incurred to service our customers. These losses are included in operating expenses in the consolidated statement of operations. These losses are net of certain insurance proceeds received to date of $712. The Company is in the final stages of assessing damages and insurance coverage related to this event and believes it will be able to recover losses in excess of the applicable deductible. As of September 30, 2013, the Company has not recorded any receivables from insurance recoveries that may be received in the future.  Preliminary indications from the Company’s insurance carrier indicate that the insurance proceeds may be in excess of book value of certain assets that were destroyed in the fire.  Under certain circumstances, insurance recoveries received in excess of book value, if any, may be recorded as a gain in future periods.

Subsequent to the fire incident mentioned above, the Garland facility was inspected by representatives of the United States Environmental Protection Agency (“EPA”) who advised the Company that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility RCRA permit. The EPA has advised the Company that it is evaluating an enforcement action against the Company and will likely seek payment of a fine and certain changes in the facility operations. The Company does not expect the outcome of this potential enforcement action to have a material adverse effect on its future results of operations.

13. Members’ Equity

Immediately after the Ashland Distribution Acquisition, TPG Accolade owned approximately 99.8% of Holdings, and the remaining approximately 0.2% was owned by management. Unregistered Series A units are sold to management of the Company under a subscription agreement, subject to certain transfer restrictions. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series A units previously sold to management. The repurchase price per unit is the fair market value of each unit, as determined by the established threshold value at the time of the redemption. Additionally, the Company may issue unregistered Series B units, which are also subject to certain restrictions, to certain officers and employees eligible to participate in the Company’s Equity Plan (see Note 11). The Series B units are profit interests designed to gain value only after Holdings has realized a certain level of returns for the holders of its Series A units and they are assigned a threshold value which is the fair value of the equity on a per-unit basis on the date of grant. Distributions will be made first to Series A unit holders until those holders have received a full return on their capital contributions to Holdings. Once Series A unit holders have received these amounts, the holders of Series B units will become eligible to receive distributions alongside the Series A unit holders in accordance with their sharing percentages after the threshold value for the respective Series B units has been realized. The Series A and B units not classified as Sponsor Units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment.

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

The following table summarizes the Series A activity from March 31, 2011 (Predecessor), just prior to the Ashland Distribution Acquisition, through September 30, 2013:

Series A Membership Units
Balance March 31, 2011 (Predecessor)	—
Unregistered units sold to TPG Accolade (“Sponsor Units”)	450,000,000
Unregistered units sold to management	2,000,000
Repurchase of membership units	(50,000)
Balance September 30, 2011 (Successor)	451,950,000
Sponsor Units sold to TPG Accolade	45,454,545
Unregistered units sold to management	1,160,910
Repurchase of membership units	(425,000)
Balance September 30, 2012 (Successor)	498,140,455
Unregistered units sold to management	190,908
Repurchase of membership units	(170,000)
Balance September 30, 2013 (Successor)	498,161,363

During the fiscal year ended September 30, 2013 and pursuant to various Subscription Agreements with Holdings and certain members of management subscribed to purchase 190,908 Series A Units. The Company received cash payments of $210 in connection with these subscribed purchases.

On September 7, 2012, the Company issued 45,454,545 Series A units to TPG Accolade in exchange for a $50,000 investment. The Company partially funded its equity contribution and intercompany loans to Nexeo Plaschem, its China joint venture, with this investment.

During the fiscal year ended September 30, 2012 and pursuant to various Subscription Agreements with Holdings and certain members of management subscribed to purchase 1,160,910 Series A Units. The Company received cash payments of $1,015 in connection with these subscribed purchases.

During the fiscal years ended September 30, 2013, 2012 and 2011, the Company repurchased 145,000, 425,000 and 50,000 unregistered Series A units, respectively, in connection with the termination of employment for certain members of management, for $212, $375 and $50, respectively. Additionally during the fiscal year ended September 30, 2013, the Company agreed to purchase 25,000 unregistered Series A units for approximately $30, which is included in “Accounts payable” in the consolidated balance sheet.

In accordance with the terms of Holdings’ amended and restated limited liability company agreement, the Company is required to make quarterly distributions to its members (or directly to a taxing authority on behalf of its members) in amounts equal to the estimated tax liability attributable to each member’s proportionate share of the Company’s taxable income. Such distributions are subject to the availability of funds, as determined by the Board of Directors. Holdings made tax distributions totaling $140 and $12,300 during the years ended September 30, 2013 and 2012, respectively. The Company did not make any tax distributions during the period from November 4, 2010 (inception) to September 30, 2011.

14. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. The Company has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries. As of September 30, 2013, management intends to indefinitely reinvest such earnings, which amount to approximately $2,350. Management estimates a net tax impact of approximately $243 if these earnings were repatriated.

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

The details for provision for income taxes are as follows (1):

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor
	Year Ended September 30, 2013	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011
Current tax expense:
United States—State	$221	$182	$298
International	6,898	137	1,711
Total current expense	7,119	319	2,009
Deferred tax expense:
United States—State	53	437	(595)
International	(1,589)	1,498	(702)
Total deferred expense (benefit)	(1,536)	1,935	(1,297)
Total income tax	$5,583	$2,254	$712

(1)                  For the six months ended March 31, 2011 during the Predecessor period, current and deferred tax expense totaled $12,868 and $1,616, respectively.

Temporary differences that result in significant deferred tax assets and liabilities are as follows:

	September 30, 2013	September 30, 2012
Deferred Tax Assets
Foreign and state operating losses	$2,313	$1,873
Unrealized gains/losses	46	63
Fixed assets and intangibles	1,020	857
Compensation and other accruals	1,255	1,013
Other items	810	321
Valuation allowance	(2,817)	(2,875)
Total deferred tax assets	$2,627	$1,252
Deferred Tax Liabilities
Intangibles	$3,976	$1,586
Other items	267	304
Total deferred tax liabilities	$4,243	$1,890

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

The U.S. and international components of income from operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follows:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor			Distribution Business Predecessor
	Year Ended September 30, 2013	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011
Income (loss) before income taxes
United States	$(1,376)	$(3,091)	$(76,864)	$30,325
International	16,101	1,747	(515)	10,051
	$14,725	$(1,344)	$(77,379)	$40,376
U.S. statutory rate	0%	0%	0%	35%
Income taxes computed at U.S. statutory rate	$—	$—	$—	$14,132
Income tax expense (benefit) computed resulting from:
State income taxes	274	329	(300)	997
Net impact of foreign results	3,776	(125)	(283)	(990)
Non-US witholding taxes	624	—	—	—
Permanent differences and other items	369	119	—	345
Impact of change in effective tax rate on deferred taxes	11	199	—	—
True-up to prior year taxes	587	116	—	—
Other	—	36	—	—
Valuation allowance	(58)	1,580	1,295	—
Income tax expense	$5,583	$2,254	$712	$14,484

As of September 30, 2013, the Company has gross cumulative foreign loss carryforwards of $9,514, which relate primarily to its foreign subsidiaries. These loss carryforwards expire at various times. For example, loss carryforwards for Italy expire after five years. However, loss carryforwards in France, United Kingdom, Ireland, Denmark, Sweden, Norway, Singapore, and Luxembourg do not expire. Based on historical performance, the Company believes that it is more likely than not that taxable income in future years will allow the Company to utilize the carryforwards that have not had a valuation allowance placed against them.

At September 30, 2013 and 2012, the valuation allowance was $2,817 and $2,875, respectively. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at September 30, 2013, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

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

The Company had no uncertain tax positions for the years ended September 30, 2013 and September 30, 2012.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the consolidated statements of operations. There were no such interest and penalties during the years ended September 30, 2013 and September 30, 2012.

The Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. Foreign taxing jurisdictions significant to the Company include Spain, Italy, Germany, China, Puerto Rico, Netherlands and Canada. Within the United States, the Company is subject to state income tax examination by tax authorities for periods after March 2011. With respect to countries outside of the United States, with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2010.

15. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, “TPG”) pursuant to which it will provide the Company with ongoing management, advisory and consulting services. Upon execution of the management services agreement, TPG received a one-time aggregate transaction fee of $15,000 as well as reimbursements of $5,508 in out-of-pocket expenses incurred in connection with the Ashland Distribution Acquisition ($20,508 total transaction related fees). Approximately $5,246 of the total transaction fees represented debt issuance related costs, which were recorded within “Other non-current assets” in the consolidated balance sheet at September 30, 2011, and the remaining $15,262 represents due diligence and other facilitative costs, which were recorded as expense within “Transaction related costs” in the consolidated statement of operations for the period November 4, 2010 to September 30, 2011. Additionally, under the terms of the agreement, TPG receives a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter, subject to a minimum annual fee of $3,000. This fee is recorded in selling, general and administrative expenses. During the fiscal years ended September 30, 2013 and 2012, the Company recorded management fees of $3,361 and $3,182, respectively, and $1,500 for the period from November 4, 2010 (inception) to September 30, 2011.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. These fees are recorded in selling, general and administrative expenses. During the fiscal years ended September 30, 2013 and 2012, the Company recorded consulting fees to TPG of $1,481, $3,063, respectively, and $1,719, for the period from November 4, 2010 (inception) to September 30, 2011.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program are recorded within selling, general and administrative expenses.  During the fiscal years ended September 30, 2013 and 2012, the Company recorded consulting fees $94 and $188, respectively, and $125 for the period from November 4, 2010 (inception) to September 30, 2011. The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the first quarter of fiscal year 2013, the Company paid TPG a one-time aggregate transaction fee of $10,000 in connection with the closing of the purchase of Beijing Plaschem’s operations, which was recorded in “Transaction related costs” in the consolidated statement of operations during the period from November 4, 2010 (inception) to September 30, 2011. In connection with the purchase of 100% of the outstanding shares of CSD and substantially all of the assets of STX Freight Company (“STX”) and ST Laboratories Group, LLC (“ST Laboratories”) effective December 1, 2013, the Company paid TPG a one-time aggregate transaction fee of $2,000. See Note 18.

The Company’s sales to TPG related entities for the fiscal years ended September 30, 2013 and 2012, and the period from November 4, 2010 (inception) to September 30, 2011 were $18,740, $11,776 and $8,412 respectively. Information for the fiscal year ended September 30, 2012, and the period from November 4, 2010 (inception) to September 30, 2011 includes sales to or purchases from entities that became related to TPG subsequent to September 30, 2012. The Company did not make any purchases from TPG related entities for the fiscal years ended September 30, 2013 and 2012 and the period from November 4, 2010 (inception) to September 30, 2011. At September 30, 2013 and 2012, TPG entities owed the Company approximately $3,159 and $2,232, respectively, included in “Accounts and notes receivable” in the consolidated balance sheet.

16. Segment and Geographic Information

The Company manages its operations in four lines of business, or operating segments; Chemicals, Plastics, Composites and Environmental Services. Our Chemicals and Plastics lines of business are reportable segments. The Composites and Environmental Services lines of business do not individually meet the materiality threshold for separate disclosure. As a result, they are combined for presentation and disclosure purposes in an “Other” category. The Chemicals, Plastics and Composites lines of business are distribution businesses, while the Environmental Services line of business provides hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services.

On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem. Nexeo Plaschem participates in three of our four lines of business: Chemicals, Plastics and Composites. For the fiscal year ended September 30, 2013, approximately 40%, 55% and 5% of Nexeo Plaschem’s total sales and operating revenues were related to the Chemicals, Plastics and Composites lines of business, respectively.

Each line of business represents unique products and suppliers, and a line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across our Chemicals, Plastics and Composites lines of business there are numerous industry segments, end markets, and sub markets that we choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability, and our strategic agenda.

Each of the lines of business competes with national, regional and local companies throughout North America. The Chemicals and Composites lines of business compete with other distribution companies in Asia. The Plastics line of business also competes with other distribution companies in EMEA and Asia. Competition within each line of business is based primarily on the diversity of the product portfolio, service offerings, reliability of supply, technical support and price. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level. A brief description of each of the Company’s lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload (or small package) quantities, primarily in North America and Asia. The line of business serves a broad cross section of industrial segments, with a current focus on the PICA, industrial, oil and gas, household, industrial (“HI&I”), lubricants and personal care end markets. Sales in our Chemicals line of business, including Nexeo Plaschem Chemicals sales during fiscal year 2013, represented 45.6% of our total sales for the fiscal year ended September 30, 2013 and 46.5% of our total sales for the fiscal year ended September 30, 2012.

Plastics. The Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. Our plastics products are sold in more than 70 countries worldwide. The line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. The line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. Sales in our Plastics line of business, including Nexeo Plaschem Plastics sales during fiscal year 2013, represented 44.6% of our total sales for the fiscal year ended September 30, 2013 and 42.3% of our total sales for the fiscal year ended September 30, 2012.

Other. The Composites line of business primarily supplies mixed truckload and less-than-truckload quantities of polyester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to its customers in North America. The line of business serves a broad cross section of industrial segments, with a current focus on the corrosion (pipe and tank), marine, heavy transport, construction, and recreation end markets. The line of business also supplies certain resin products to customers in Asia. Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the United States. These environmental services are offered through a network of distribution centers, including several transfer facilities. Sales in our Composites (including Nexeo Plaschem Plastics Composites sales during fiscal year 2013) and Environmental Services lines of business, represented 9.8% of our total sales for the fiscal year ended September 30, 2013 and 11.2% of our total sales for the fiscal year ended September 30, 2012.

The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM reviews net sales to unaffiliated customers and gross profit in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s CODM in evaluating line of business performance. These expenses include depreciation and amortization, corporate overhead allocations, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. No single customer accounted for more than 10% of revenues for any line of business for each of the periods reported. Intersegment revenues were insignificant. In each of the past three fiscal years, polypropylene was the only product that accounted for over 10.0% of our consolidated net revenue. Polypropylene accounted for 13.1%, 14.8% and 15.8% of total consolidated net revenue for the fiscal years ended September 30, 2013 and 2012 and the period from November 4,2010 (inception) to September 30, 2011, respectively. Polypropylene is a product offering in the Company’s Plastics line of business.

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

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor			Distribution Business Predecessor
	Year Ended September 30, 2013	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011
Sales and Operating Revenues
Chemicals	$2,008,965	$1,869,713	$971,475	$828,704
Plastics	1,960,983	1,697,039	882,986	831,482
Other	430,125	447,812	229,823	208,981
Total sales and operating revenues	$4,400,073	$4,014,564	$2,084,284	$1,869,167
Gross profit
Chemicals	$171,521	$168,480	$78,762	$71,335
Plastics	163,223	138,960	61,547	65,529
Other	52,268	54,541	26,526	25,676
Total gross profit	387,012	361,981	166,835	162,540
Selling general & administrative	308,917	314,438	135,050	76,021
Corporate overhead allocation	—	—	—	48,577
Transaction related costs	7,368	5,970	85,205	—
Total operating income (loss)	70,727	41,573	(53,420)	37,942
Other income	1,689	2,090	787	2,434
Interest income (expense)
Interest income	514	346	152	—
Interest expense	(58,205)	(45,353)	(24,898)	—
Income (loss) before income taxes	14,725	(1,344)	(77,379)	40,376
Income tax expense	5,583	2,254	712	14,484
Net income (loss)	9,142	(3,598)	(78,091)	25,892
Net income attributable to noncontrolling interest	(1,681)	—	—	—
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and Subsidiaries	$7,461	$(3,598)	$(78,091)	$25,892

Identifiable segment assets are as follows:

	Balance at September 30, 2013	Balance at September 30, 2012
Identifiable Assets
Chemicals	$505,889	$446,647
Plastics	578,856	475,607
Other	99,688	107,988
Total identifiable assets by segment	1,184,433	1,030,242
Unallocated assets	415,359	452,283
Total Assets	$1,599,792	$1,482,525

The Company did not have operating segments during any periods prior to the Ashland Distribution Acquisition.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Nexeo Solutions Holdings, LLC and Subsidiaries Successor			Distribution Business Predecessor
	Year Ended September 30, 2013	Year Ended September 30, 2012	For the Period November 4, 2010 (inception) to September 30, 2011	Six Months Ended March 31, 2011
North America	$3,556,868	$3,456,457	$1,779,327	$1,582,715
EMEA	577,107	550,304	302,805	283,210
Asia	266,098	7,803	2,152	3,242
Total	$4,400,073	$4,014,564	$2,084,284	$1,869,167

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the Securities and Exchange Commission. The condensed consolidating financial statements reflect the Company’s financial position at September 30, 2013 and 2012; the results of operations and cash flows for the years ended September 30, 2013 and 2012, the period from November 4, 2010 (inception) to September 30, 2011, and the six month period ended March 31, 2011 (Predecessor).

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

The Co-issuer is a wholly owned finance subsidiary of Solutions, which jointly and severally issued the securities. From inception and through September 30, 2013, Sub Holdings has not had independent operations and has minimal assets. Consequently, separate financial information of Sub Holdings has not been presented. The Co-Issuer was formed on February 11, 2011 and has no predecessor. The remaining subsidiaries (“Non-Guarantor Subsidiaries”) are not guarantors of the Notes. The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets as of September 30, 2013

	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$15	$—	$27,614	$46,992	$—	$74,621
Accounts and notes receivable, net	—	—	409,931	191,438	—	601,369
Inventories	—	—	271,541	99,333	—	370,874
Intercompany advances	3,631	—	—	—	(3,631)	—
Other current assets	—	—	10,809	20,907	—	31,716
Total current assets	3,646	—	719,895	358,670	(3,631)	1,078,580
Property, plant and equipment, net	—	—	185,631	15,412	—	201,043
Goodwill and other intangibles, net	—	—	176,136	113,033	—	289,169
Other non-current assets	—	—	30,223	777	—	31,000
Intercompany advances	—	—	137,949	—	(137,949)	—
Investment in subsidiaries	357,386	—	111,283	—	(468,669)	—
Total assets	$361,032	$—	$1,361,117	$487,892	$(610,249)	$1,599,792
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long-term debt	$—	$—	$5,036	$52,004	$—	$57,040
Intercompany advances	—	—	3,631	—	(3,631)	—
Accounts payable and accrued expenses and other liabilities	112	—	332,913	121,261	—	454,286
Total current liabilities	112	—	341,580	173,265	(3,631)	511,326
Long-term debt	—	—	654,304	—		654,304
Other non-current liabilities	—	—	7,847	5,013	—	12,860
Intercompany advances	—	—	—	137,949	(137,949)	—
Total liabilities	112	—	1,003,731	316,227	(141,580)	1,178,490
Redeemable noncontrolling interest	—	—	—	60,382	—	60,382
Members’ Equity
Total members’ equity	360,920	—	357,386	111,283	(468,669)	360,920
Total liabilities and members’ equity	$361,032	$—	$1,361,117	$487,892	$(610,249)	$1,599,792

Condensed Consolidating Balance Sheets as of September 30, 2012

	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$158	$—	$15,058	$120,119	$—	$135,335
Accounts and notes receivable, net	—	—	402,865	154,306	—	557,171
Inventories	—	—	250,657	60,154	—	310,811
Intercompany advances	1,836	—	2,826	—	(4,662)	—
Other current assets	—	—	10,625	3,428	—	14,053
Total current assets	1,994	—	682,031	338,007	(4,662)	1,017,370
Property, plant and equipment, net	—	—	180,665	17,197	—	197,862
Goodwill and other intangibles, net	—	—	182,103	55,074	—	237,177
Other non-current assets	—	—	29,693	423	—	30,116
Intercompany advances	—	—	125,224	—	(125,224)	—
Investment in subsidiaries	396,321	—	143,811	—	(540,132)	—
Total assets	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525
Liabilities & Members’ Equity
Current Liabilities
Current portion of long-term debt	$—	$—	$3,369	$—	$—	$3,369
Intercompany advances	35	—	1,836	2,791	(4,662)	—
Accounts payable and accrued expenses and other liabilities	1	—	354,085	103,559	—	457,645
Total current liabilities	36	—	359,290	106,350	(4,662)	461,014
Long-term debt	—	—	578,257	22,376		600,633
Other non-current liabilities	—	—	9,659	2,788	—	12,447
Intercompany advances	—	—	—	125,224	(125,224)	—
Total liabilities	36	—	947,206	256,738	(129,886)	1,074,094
Redeemable noncontrolling interest	—	—	—	10,152	—	10,152
Members’ Equity
Total members’ equity	398,279	—	396,321	143,811	(540,132)	398,279
Total liabilities and members’ equity	$398,315	$—	$1,343,527	$410,701	$(670,018)	$1,482,525

Condensed Consolidating Statements of Operations for the Year Ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$3,237,996	$1,162,077	$—	$4,400,073
Cost of sales and operating expenses	—	—	2,933,902	1,079,159	—	4,013,061
Gross profit	—	—	304,094	82,918	—	387,012
Selling, general and administrative expenses and transaction related costs	14	—	257,774	58,497	—	316,285
Operating income (loss)	(14)	—	46,320	24,421	—	70,727
Other income (expense):
Interest expense, net	—	—	(48,519)	(9,172)	—	(57,691)
Equity in earnings of subsidiaries	9,158	—	10,880	—	(20,038)	—
Other income	—	—	977	712	—	1,689
Income before income taxes	9,144	—	9,658	15,961	(20,038)	14,725
Income tax expense	2	—	500	5,081	—	5,583
Net income	9,142	—	9,158	10,880	(20,038)	9,142
Net income attributable to noncontrolling interest	(1,681)	—	(1,681)	(1,681)	3,362	(1,681)
Net income attributable to Nexeo Solutions Holdings, LLC and Subsidiaries	$7,461	$—	$7,477	$9,199	$(16,676)	$7,461

Condensed Consolidating Statements of Operations for the Year Ended September 30, 2012(1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$3,151,169	$863,395	$—	$4,014,564
Cost of sales and operating expenses	—	—	2,848,947	803,636	—	3,652,583
Gross profit	—	—	302,222	59,759	—	361,981
Selling, general and administrative expenses and transaction related costs	26	—	267,481	52,901	—	320,408
Operating income (loss)	(26)	—	34,741	6,858	—	41,573
Other income (expense):
Interest expense, net	—	—	(40,019)	(4,988)	—	(45,007)
Equity in earnings (losses) of subsidiaries	(3,572)	—	79	—	3,493	—
Other income (expense)	—	—	2,273	(183)	—	2,090
Income (loss) before income taxes	(3,598)	—	(2,926)	1,687	3,493	(1,344)
Income tax expense	—	—	646	1,608	—	2,254
Net income (loss)	$(3,598)	$—	$(3,572)	$79	$3,493	$(3,598)

(1)         The Company has revised the condensed consolidating statements of operations for the fiscal year ended September 30, 2012 to reflect intercompany interest activity of $3,902 between Solutions and the Non-Guarantor subsidiaries. The Company does not believe that the revision to this disclosure is material to the prior year’s condensed consolidating financial information.

Condensed Consolidating Statements of Operations for the Period

From November 4, 2010 (inception) to September 30, 2011(1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$1,644,679	$439,605	$—	$2,084,284
Cost of sales and operating expenses	—	—	1,504,014	413,435	—	1,917,449
Gross profit	—	—	140,665	26,170	—	166,835
Selling, general and administrative expenses and transaction related costs	—	—	195,079	25,176	—	220,255
Operating income (loss)	—	—	(54,414)	994	—	(53,420)
Other income (expense):
Interest expense, net	—	—	(24,067)	(679)	—	(24,746)
Equity in earnings (losses) of subsidiaries	(78,091)	—	1,663	—	76,428	—
Other income	—	—	198	589	—	787
Income (loss) before income taxes	(78,091)	—	(76,620)	904	76,428	(77,379)
Income tax expense (benefit)	—	—	1,471	(759)	—	712
Net income (loss)	$(78,091)	$—	$(78,091)	$1,663	$76,428	$(78,091)

(1)         The Company has revised the condensed consolidating statements of operations for the period from November 4, 2010 (inception) to September 30, 2011 to reflect intercompany interest activity of $2,004 between Solutions and the Non-Guarantor subsidiaries. The Company does not believe that the revision to this disclosure is material to the prior year’s condensed consolidating financial information.

Condensed Consolidating Statements of Operations for the Six Months Ended March 31, 2011 (Predecessor)

	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$1,454,732	$414,435	$—	$1,869,167
Cost of sales and operating expenses	1,324,173	382,454	—	1,706,627
Gross profit	130,559	31,981	—	162,540
Selling, general and administrative expenses	99,468	25,130	—	124,598
Operating income	31,091	6,851	—	37,942
Other income (expense):
Interest expense, net	—	—	—	—
Equity in earnings of subsidiaries	8,043	—	(8,043)
Other income	1,242	1,192	—	2,434
Income before income taxes	40,376	8,043	(8,043)	40,376
Income tax expense	14,484	—	—	14,484
Net income	$25,892	$8,043	$(8,043)	$25,892

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Year Ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9,142	$—	$9,158	$10,880	$(20,038)	$9,142
Unrealized foreign currency translation gain	1,680	—	1,619	3,780	(5,399)	1,680
Unrealized gain on interest rate hedges, net of reclassifications into net income	821	—	821	—	(821)	821
Other comprehensive income	2,501	—	2,440	3,780	(6,220)	2,501
Total comprehensive income	11,643	—	11,598	14,660	(26,258)	11,643
Comprehensive income attributable to noncontrolling interest	(1,994)	—	(1,994)	(1,994)	3,988	(1,994)
Total comprehensive income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$9,649	$—	$9,604	$12,666	$(22,270)	$9,649

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Year Ended September 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,598)	$—	$(3,572)	$79	$3,493	$(3,598)
Unrealized foreign currency translation loss	(379)	—	(318)	(1,646)	1,964	(379)
Unrealized loss on interest rate hedges, net of reclassifications into net income (loss)	(1,891)	—	(1,891)	—	1,891	(1,891)
Other comprehensive loss	(2,270)	—	(2,209)	(1,646)	3,855	(2,270)
Total comprehensive loss	(5,868)	—	(5,781)	(1,567)	7,348	(5,868)
Comprehensive income attributable to noncontrolling interest	(57)	—	(57)	(57)	114	(57)
Total comprehensive loss attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(5,925)	$—	$(5,838)	$(1,624)	$7,462	$(5,925)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Period

November 4, 2010 (inception) to September 30, 2011

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(78,091)	$—	$(78,091)	$1,663	$76,428	$(78,091)
Unrealized foreign currency translation loss	(10,245)	—	(10,245)	(8,164)	18,409	(10,245)
Other comprehensive loss	(10,245)	—	(10,245)	(8,164)	18,409	(10,245)
Total comprehensive loss attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(88,336)	$—	$(88,336)	$(6,501)	$94,837	$(88,336)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six Months Ended March 31, 2011

(Predecessor)

	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$25,892	$8,043	$(8,043)	$25,892
Unrealized foreign currency translation gain (loss)	—	(1,524)	—	(1,524)
Other comprehensive loss	—	(1,524)	—	(1,524)
Total comprehensive income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$25,892	$6,519	$(8,043)	$24,368

Condensed Consolidating Statements of Cash Flows for the year ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operations	$91	$—	$(13,710)	$(26,695)	$—	$(40,314)
Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(32,551)	(1,692)	—	(34,243)
Proceeds from disposal of property, plant and equipment	—	—	1,049	1,579	—	2,628
Acquistion of Beijing Plaschem’s operations	—	—	—	(57,908)	—	(57,908)
Investment in subsidiary	—	—	(3,000)	—	3,000	—
Net cash used in investing activities	—	—	(34,502)	(58,021)	3,000	(89,523)
Cash Flows From Financing Activities
Proceeds from sale of membership units	365	—	—	—	—	365
Repurchase of membership units	(280)	—	—	—	—	(280)
Member tax distributions	(140)	—	—	—	—	(140)
Transfers to/from affiliates	(179)	—	(7,593)	7,772	—	—
Investment from parent	—	—	—	3,000	(3,000)	—
Payments on short-term obligation associated with the acquisition of Beijing Plaschem’s operations	—	—	—	(26,866)	—	(26,866)
Proceeds from short-term debt	—	—	—	65,644	—	65,644
Repayments of short-term debt	—	—	—	(14,208)	—	(14,208)
Proceeds from the issuance of long-term debt, net of discount	—	—	731,626	171,495	—	903,121
Repayment of long-term debt	—	—	(655,245)	(193,107)	—	(848,352)
Payment of debt issuance costs	—	—	(8,020)	(20)	—	(8,040)
Net cash provided by/(used in) financing activities	(234)	—	60,768	13,710	(3,000)	71,244
Effect of exchange rate changes on cash	—	—	—	(2,121)	—	(2,121)
Increase(decrease) in cash	(143)	—	12,556	(73,127)	—	(60,714)
Beginning cash balance	158	—	15,058	120,119	—	135,335
Ending cash balance	$15	$—	$27,614	$46,992	$—	$74,621

Condensed Consolidating Statements of Cash Flows for the Year Ended September 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operations	$(483)	$—	$92,662	$20,238	$—	$112,417
Cash Flows From Investing Activities
Investment in subsidiary	(50,000)	—	(15,300)	—	65,300	—
Additions to property, plant and equipment	—	—	(20,548)	(2,346)	—	(22,894)
Proceeds from disposal of property, plant and equipment	—	—	522	613	—	1,135
Net cash used in investing activities	(50,000)		(35,326)	(1,733)	65,300	(21,759)
Cash Flows From Financing Activities
Proceeds from sale of membership units	51,015	—	—	—	—	51,015
Repurchase of membership units	(375)	—	—	—	—	(375)
Cash received from noncontrolling interest	—	—	—	10,095		10,095
Member tax distributions	(12,300)	—	—	—	—	(12,300)
Transfers to/from affiliates	12,300	—	(53,327)	41,027	—	—
Investment from parent	—	—	50,000	15,300	(65,300)	—
Proceeds from the issuance of long-term debt, net of discount	—	—	527,300	47,586	—	574,886
Repayment of long-term debt	—	—	(573,243)	(48,729)	—	(621,972)
Payment of debt issuance costs	—	—	(1,329)	—	—	(1,329)
Net cash provided by/(used in) financing activities	50,640	—	(50,599)	65,279	(65,300)	20
Effect of exchange rate changes on cash	—	—	349	(681)	—	(332)
Increase in cash	157	—	7,086	83,103	—	90,346
Beginning cash balance	1	—	7,972	37,016	—	44,989
Ending cash balance	$158	$—	$15,058	$120,119	$—	$135,335

Condensed Consolidating Statements of Cash Flows for the Period

November 4, 2010 (inception) to September 30, 2011

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operations	$1	$—	$(33,757)	$(10,542)	$—	$(44,298)
Cash Flows From Investing Activities
Additions to property, plant and equipment	—	—	(4,009)	(366)	—	(4,375)
Proceeds from disposal of property, plant and equipment	—	—	64	—	—	64
Ashland Distribution Acquisition	(451,950)	—	(422,067)	(98,413)	—	(972,430)
Net cash used in investing activities	(451,950)	—	(426,012)	(98,779)	—	(976,741)
Cash Flows From Financing Activities
Proceeds from the sales of membership interest	452,000	—	—	—	—	452,000
Repurchase of membership units	(50)	—	—	—	—	(50)
Proceeds from the issuance of debt, net of discount	—	—	684,656	24,228	—	708,884
Repayment of long-term debt	—	—	(56,769)	(1,938)	—	(58,707)
Payment of debt issuance costs	—	—	(34,869)	(92)	—	(34,961)
Transfers (to) from affiliates	—	—	(124,139)	124,139	—	—
Net cash provided by financing activities	451,950	—	468,879	146,337	—	1,067,166
Effect of exchange rate changes on cash	—	—	(1,138)	—	—	(1,138)
Increase in cash	1	—	7,972	37,016	—	44,989
Beginning cash balance	—	—	—	—	—	—
Ending cash balance	$1	$—	$7,972	$37,016	$—	$44,989

Condensed Consolidating Statements of Cash Flows for the Six Months Ended March 31, 2011 (Predecessor)

	Predecessor to Solutions	Predecessors to Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by/(used in) operations	$38,784	$(23,557)	$—	$15,227
Cash Flows From Investing Activities
Additions to property, plant and equipment	(3,443)	574	—	(2,869)
Proceeds from disposal of property, plant and equipment	—	794	—	794
Net cash provided by/(used in) investing activities	(3,443)	1,368	—	(2,075)
Cash Flows From Financing Activities
Transfers (to) from affiliates	(35,341)	22,189	—	(13,152)
Net cash provided by/(used in) financing activities	(35,341)	22,189	—	(13,152)
Effect of exchange rate changes on cash	—	—	—	—
Increase in cash	—	—	—	—
Beginning cash balance	—	—	—	—
Ending cash balance	$—	$—	$—	$—

18. Subsequent Events

Effective December 1, 2013, the Company acquired 100% of the outstanding shares of CSD, a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas and substantially all of the assets of STX and ST Laboratories, two related businesses of CSD, for an aggregate purchase price of approximately $100,000 in cash, of which $11,000 was placed in escrow. Of this amount, $1,000 relates to the settlement of the final net working capital adjustment expected no later than 120 days following the close of the transaction. The remaining balance of $10,000 may remain in escrow for a period of up to three years and relates to certain indemnification obligations under the purchase agreement. The acquisition was financed with cash on hand and borrowings under the Company’s ABL Facility. Due to the recent timing of the acquisition, the Company is currently in the process of determining the fair value of the net assets acquired and liabilities assumed.

In connection with the purchase of the CSD shares and the purchase of STX and ST Laboratories assets, the Company paid TPG a one-time aggregate transaction fee of $2,000.

Nexeo Solutions Holdings, LLC and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

	Balance Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions	Acquisition and Other Changes (1)	Balance End of Period
	(in thousands)

Successor
Year Ended September 30, 2013
Allowance for doubtful accounts	$3,899	$1,732		$—	$(1,294)(2)	$—	$4,337
Reserve for sales returns and allowances	2,180	—		(85)(3)	—	—	2,095
Year Ended September 30, 2012
Allowance for doubtful accounts	$4,610	$1,540		$—	$(2,251)(2)	$—	$3,899
Reserve for sales returns and allowances	1,462	—		718(3)	—	—	2,180
For The Period November 4, 2010 (inception) to September 30, 2011
Allowance for doubtful accounts (2)	$—	$1,842		$—	$(794)(2)	$3,562	$4,610
Reserve for sales returns and allowances	—	—		11(3)	—	1,451	1,462
Predecessor
Six Months Ended March 31, 2011
Allowance for doubtful accounts	$7,460	$2,451		$—	$(2,671)(2)	$—	$7,240
Reserve for sales returns and allowances	1,640	—		(189)(3)	—	—	1,451
Restructuring reserve	539	110	(4)	—	(373)	—	276

(1)                  Represents changes related to Ashland Distribution Acquisition.

(2)                  Accounts written off during the year, net of recoveries and foreign exchange impact.

(3)                  Amounts represent estimates for expected sales returns.

(4)                  Amounts represent facilities closing and workforce reduction expenses and reserves incurred in conjunction with the Hercules Incorporated acquisition in 2008 and cost savings initiatives in 2009. Ashland retained $275,000 of the remaining reserve at the March 31, 2011 acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of September 30, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management reviewed the results of its evaluation with the Audit Committee of the Company’s Board of Directors.  Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

Scope of the Assessment

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404 (c) of the Sarbanes- Oxley Act, as amended, that provides an exemption to issuers that are non-accelerated filers.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

Solutions is managed by the Board of Directors of Holdings. Accordingly, in this Form 10-K, when we refer to our Board of Directors, or any committee thereof, we are referring to the Board of Directors of Holdings, and when we refer to our officers, we are referring to the officers of Solutions. Set forth below is the name, age, position and description of the business experience of each of our executive officers and directors.

Name	Age	Position
David A. Bradley	42	President, Chief Executive Officer and Director
Ross J. Crane	50	Executive Vice President, Chief Financial Officer and Assistant Treasurer
Michael B. Farnell, Jr.	43	Executive Vice President, Chief Legal Officer and Secretary
Lisa P. Britt	45	Executive Vice President and Chief Human Resources Officer
David L. Chapman	54	Executive Vice President and Chief Information Officer
Henry E. Harrell	53	Senior Vice President—Chemicals
Alberto J. Machado	49	Senior Vice President—Composites and Environmental Services
Shawn D. Williams	50	Senior Vice President—Plastics
Eric S. Witt	40	Senior Vice President—Strategy and Business Development
Michael L. Everett	47	Vice President and Treasurer
Philip S. Krichilsky	48	Vice President and General Manager — Asia
Dan F. Smith	67	Chairman of the Board
Kenneth M. Burke	64	Director
Kevin R. Burns	50	Director
Steven B. Schwarzwaelder	58	Director
John H. Williford	57	Director
Nathan H. Wright	47	Director
Christopher J. Yip	32	Director

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

Ross J. Crane—Executive Vice President, Chief Financial Officer and Assistant Treasurer. Mr. Crane has served as our Executive Vice President and Chief Financial Officer since August 8, 2011, and as our Treasurer from August 8, 2011 through November 14, 2011. Prior to joining Nexeo, Mr. Crane served as Chief Financial Officer for Belkin International, Inc. from September 2008 to August 2011. Prior to joining Belkin International, Inc., Mr. Crane served as Senior Vice President, Strategic Initiatives, Chief Financial Officer, North America, and Interim President, North America at Ingram Micro Inc., the world’s largest distributor of technology goods and services from August 2005 to September 2008. From November 1994 to August 2005, Mr. Crane held various senior financial positions at Avnet Inc, including Senior Vice President, Group Financial Officer of Avnet Electronics Marketing. From 1999 to 2002, Mr. Crane served as Vice President, and subsequently Senior Vice President, Group Financial Officer of Avnet Applied Computing. Prior to joining Avnet Inc., Mr. Crane spent six years with Honeywell Inc. in its Space Systems Group and its Industrial Automation and Control Group. During this six-year period, Mr. Crane held a variety of positions in manufacturing, government relations, working capital management, program accounting and financial planning and reporting. Mr. Crane received his B.S. and M.B.A. in Finance from Arizona State University and graduated Magna Cum Laude. Mr. Crane also served as a member of the Dean’s Board of Excellence for the Barrett Honors College in Arizona State University’s College of Business.

Michael B. Farnell, Jr.—Executive Vice President, Chief Legal Officer, and Secretary. Mr. Farnell has served as our Executive Vice President and Chief Legal Officer since August 15, 2011 and has served as our Secretary since February 22, 2011. Mr. Farnell previously served as our Vice President from February 14, 2011 through August 15, 2011, as our Treasurer from February 22, 2011 through August 15, 2011 and as our Assistant Treasurer from August 15, 2011 through April 25, 2013. Mr. Farnell served as legal counsel for TPG from 2006 to 2011. Prior to joining TPG, Mr. Farnell was a corporate attorney with the law firm of Weil, Gotshal & Manges, LLP in Dallas, Texas from 1998 through 2006. Mr. Farnell served as a member of the Board of Directors for British Vita Group S.a.r.l., a TPG portfolio company, from October 2006 through February 2013. Mr. Farnell received his J.D. and M.B.A degrees from Southern Methodist University, where he was a member of the SMU Law Review, and his B.A. degree from Trinity University.

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

David L. Chapman—Executive Vice President and Chief Information Officer. Mr. Chapman has served as our Executive Vice President since August 15, 2011 and has served as our Chief Information Officer since April 1, 2011. Mr. Chapman served as our Vice President from April 1, 2011 to August 15, 2011, and served as our interim Chief Information Officer from November 2010 to March 2011. Prior to joining Nexeo, Mr. Chapman was self-employed providing consulting services to Accenture plc, SAP AG and TPG from March 2009 to March 2011. Mr. Chapman was with LyondellBasell Industries N.V. and its predecessors from February 1982 to February 2009, where he served in a variety of real estate, transformation and IT roles, including as Vice President, Business Solutions. Mr. Chapman holds a B.S. degree in Environmental Design from the University of Colorado.

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

Alberto J. Machado—Senior Vice President—Composites & Environmental Services. Mr. Machado has served as our Senior Vice President — Composites and Environmental Services since May 14, 2013.  Mr. Machado previously served as our Vice President Commercial Operations from November 26, 2012 through May 14, 2013.  Mr. Machado served as a Sales Director and then as Global Channel Director from 2007 — 2012 with Momentive Performance Materials.  Prior to joining Momentive, Mr. Machado spent 10 years in a variety of leadership positions with General Electric Company completing his certification as a Global Master Black Belt in Sales Force Effectiveness.  Mr. Machado holds a MoS Mechanical Engineering Degree from University Simon Bolivar in Caracas, Venezuela and a minor in Materials and Industrial Design from Insituto Tecnico Jose A Sucre in Caracas.

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

Michael L. Everett—Vice President and Treasurer. Mr. Everett has served as our Vice President and Treasurer since November 14, 2011. Prior to joining Nexeo, Mr. Everett was the Vice President and Treasurer of Cogentrix Energy, LLC (a wholly owned subsidiary of The Goldman Sachs Group, Inc.) from December 2004 through July 2010, and served as interim Chief Financial Officer from January 2009 through July 2010. Prior to his time at Cogentrix Energy, LLC, Mr. Everett served various treasury functions at Duke Energy Corporation, including Director, Global Capitalization from 2002 to 2004, Regional Treasury Manager, Latin America from 1999 to 2002, Senior Financial Analyst from 1997 to 1999 and Senior Credit Analyst from 1996 to 1997.

Mr. Everett also served in various financial analyst and brokerage roles in the financial services industry at Fidelity Investments and Merrill Lynch from 1992 to 1996. Mr. Everett has been a Chartered Financial Analyst (CFA) since 1997 and holds an M.S. degree in Finance and Economics and B.F.A. degree from West Texas A&M University.

Philip S. Krichilsky—Vice President and General Manager — Asia. Mr. Krichilsky has served as our Vice President and General Manager — Asia since November 5, 2012.  From 2011 to 2012, Mr. Krichilsky served as Lead Director for a privately held company and full-time management support for a private-equity portfolio company.  Mr. Krichilsky served as the Asia business leader for WR Grace, Construction Materials from 2007 through 2011.  Mr. Krichilsky served in a variety of general management, commercial, 6 Sigma, e-Commerce and operations leadership roles with General Electric Silicones for 9 years.  Prior to joining General Electric Silicones, Mr. Krichilsky built a small manufacturing business that sold to and serviced fast-food restaurants throughout the Rocky Mountain states.  From 1988 through 1995, Mr. Krichilsky served as an infantry officer in the U.S. Army.  Mr. Krichilsky holds a M.S. degree in Business from Central Michigan University and a B.S. degree in Engineering from the U.S. Military Academy at West Point.

Dan F. Smith—Chairman of the Board. Mr. Smith has served on our Board of Directors for since April 29, 2011 and is currently Chairman of the Board.  Mr. Smith began his career with Atlantic Richfield Company (“ARCO”) in 1968 as an engineer.  He was employed by Lyondell Chemical Company from 1975 through 2007, where he was elected President in 1994, Chief Executive Officer in 1996 and served as a director from November 1989 through December 2007, including as Chairman from May 2007 through December 2007.  Mr. Smith retired in December 2007 as Chairman, President and Chief Executive Officer of Lyondell Chemical Company following the acquisition of Lyondell Chemical Company by Basell AF.  Mr. Smith also served as Chief Executive Officer of Equistar Chemicals, LP from 1997 through 2007 and as Chief Executive Officer of Millennium Chemicals Inc. from 2004 until 2007.  Equistar Chemicals, LP and Millennium Chemicals Inc. were wholly-owned subsidiaries of Lyondell Chemical Company.  Mr.  Smith served on the Board of Directors of Cooper Industries PLC from April 1998 until its sale to Eaton Corp. in November 2012 and served five year terms on its Audit Committee and Management Development and Compensation Committee.  Mr. Smith has served as the Chairman of the Board of Kraton Performance Polymers, Inc. and Valerus Services, L.P., since February 2008 and December 2009, respectively.  Mr. Smith joined the board of Northern Tier Energy LLC and Northern Tier Holdings LLC in May 2011 and Northern Tier Energy, LP in November 2011.  Mr. Smith became Chairman of Northern Tier Energy LLC, Northern Tier Holdings LLC and Northern Tier Energy, LP in November 2011.  Mr. Smith also serves as a member of the College of Engineering Advisory Council at Lamar University.  Mr. Smith is a graduate of Lamar University with a B.S. degree in Chemical Engineering.

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

Kevin R. Burns—Director. Mr. Burns has served on our Board of Directors since April 29, 2011. Mr. Burns has been a TPG Partner since October 2003. In March 2008, he became the Partner responsible for TPG’s Manufacturing/Industrials Sector within the North American Buyout Group. Prior to joining TPG, from 1998 to 2003, Mr. Burns served as Executive Vice President and Chief Materials Officer of Solectron Corporation, a $12 billion electronics manufacturing services provider. Prior to joining Solectron Corporation, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to joining Westinghouse Corporation, Mr. Burns was a consultant at McKinsey & Company, Inc., and held various operating roles at the General Electric Corporation. Mr. Burns currently serves as Chairman of the Board of Isola Group Ltd. and is on the Board of Directors of American Tire Distributors, Inc. and FleetPride, Inc. He also serves as a director and member of the Compensation Committee of Armstrong World Industries, Inc. Mr. Burns served on the Board of Directors of Freescale Semiconductor, Inc. from July 2008 through March 2011 and of Graphic Packaging Holding

Company from July 2009 through November 2011. Mr. Burns holds a B.S. degree in Mechanical and Metallurgical Engineering (cum laude) from the University of Connecticut and holds an M.B.A. degree from the Wharton School of Business.

Mr. Burns’ significant experience in the manufacturing and industrials industries, together with his board experience, allows Mr. Burns to provide instrumental leadership, operational, financial and strategic planning experience to our Board of Directors.

Steven B. Schwarzwaelder—Director. Mr. Schwarzwaelder has served on our Board of Directors since November 3, 2011. Mr. Schwarzwaelder retired from McKinsey & Company, Inc. in 2007 after 27 years, serving as a Director, elected member of their Shareholders’ Council from 2000 to 2006 and as an appointed member of the Managing Director’s Advisory Committee, Director Review Committee, Chair of the External Candidate Election Committee and the firm’s Knowledge Committee. Prior to joining McKinsey & Company, Inc., Mr. Schwarzwaelder received a B.A. with a major in Economics from Denison University, where he graduated with Highest Distinction and was elected Phi Beta Kappa. Following graduation from Denison, Mr. Schwarzwaelder worked for Inland Steel Company in Chicago while earning an M.B.A. degree from the University of Chicago in 1980. Mr. Schwarzwaelder has served on the Board of Directors of Greatwide Logistics Services, LLC since March 2011 and has served as director and member of the Compensation Committee of Dana Holding Corporation since October 2011. Mr. Schwarzwaelder has served as a Senior Advisor to TPG’s Industrial and Manufacturing Sector since March 2011.

Mr. Schwarzwaelder has had a distinguished career in business consulting, including nearly three decades with a major consulting firm. Mr. Schwarzwaelder’s broad range of knowledge, together with his past board experience, allows Mr. Schwarzwaelder to provide unique and important counsel to our Board of Directors.

John H. Williford—Director. Mr. Williford has served on our Board of Directors since July 25, 2012. Mr. Williford has served as President, Global Supply Chain Solutions for Ryder System, Inc. (“Ryder”) since June 2008, where he has been responsible for management, operations, sales and marketing and the financial performance of Ryder’s Supply Chain Solutions and Dedicated Contract Carriage business segments. Prior to joining Ryder, Mr. Williford founded and served as President and Chief Executive Officer of Golden Gate Logistics LLC from 2006 to June 2008. From 2002 to 2005, Mr. Williford served as President and Chief Executive Officer of Menlo Worldwide, Inc., the supply chain business of CNF, Inc. From 2005 to 2006, Mr. Williford was engaged as an advisor to Menlo Worldwide, Inc. subsequent to the sale of Menlo Worldwide Forwarding, Inc. to United Parcel Services, Inc. Mr. Williford holds a B.A. in Economics from Hamilton College and an M.B.A. from the University of California, Berkeley.

Mr. Williford’s expertise regarding logistics and supply chain management, together with his executive-level experience, allows him to provide a unique perspective to our Board of Directors.

Nathan H. Wright—Director. Mr. Wright has served on our Board of Directors since April 29, 2011. Mr. Wright is a TPG Partner and a member of the firm’s Operating Group. Mr. Wright leads TPG’s Field Operations team, a group of professionals who provide functional-area expertise to portfolio companies in such areas as lean manufacturing, low-cost country sourcing, strategic procurement, global supply chain excellence, strategic pricing, etc. While at TPG, Mr. Wright has supported some of TPG’s most complex transformation efforts including ON Semiconductor Corporation and Altivity Packaging, LLC. Prior to joining TPG in 2000, Mr. Wright spent six years as a consultant with Bain & Company Inc. in Dallas, Sydney and Johannesburg. Previously, Mr. Wright worked in the information systems consulting and outsourcing industry for four years and founded an Atlanta-based systems strategy firm. Since January 2013, Mr. Wright has served on the Board of Directors of FleetPride, Inc.  Mr. Wright previously served on the Board of Directors of Kraton Polymers LLC and Kraton Performance Polymers, Inc. from 2005 through 2011 and was a member of the Compensation Committee. Mr. Wright holds a B.S. degree in Mechanical Engineering from the Rose-Hulman Institute of Technology and an M.B.A. degree from the Tuck School of Business at Dartmouth College.

Mr. Wright’s engineering experience and business background in supporting transformational efforts within a broad range of companies and industries, together with his significant board experience, provides invaluable insight to our Board of Directors.

Christopher J. Yip—Director. Mr. Yip has served on our Board of Directors since April 29, 2011. Mr. Yip is currently a Vice President at TPG where he is involved in the firm’s industrial and chemical sector investing efforts. Prior to joining TPG in 2005, Mr. Yip was a consultant with McKinsey & Company, Inc., a management consulting firm. Mr. Yip joined the Board of Directors of FleetPride, Inc. in November 2012. Mr. Yip holds an A.B. degree in Economics (cum laude) and an S.M. degree in Computer Science from Harvard University. Mr. Yip holds an M.B.A. degree from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar.

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

Audit Committee

The members of our Audit Committee are Messrs. Burke, Williford, and Yip. Mr. Burke is the Chairman of the Audit Committee. Messrs. Burke and Williford would be considered “independent” under SEC regulations. Additionally, our Board of Directors has determined that Mr. Burke is the Audit Committee financial expert.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Burns, Schwarzwaelder, and Smith. Mr. Burns is the Chairman of our Compensation Committee. The purpose of this committee is to oversee the discharge of the responsibilities of our Board of Directors relating to compensation of executive officers. Our Compensation Committee also administers the incentive compensation and benefit plans of Holdings and the Issuer. Holdings adopted a Compensation Committee charter defining the committee’s primary duties. The principal duties and responsibilities of our Compensation Committee include:

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

Nominating and Governance Committee

The members of our Nominating and Governance Committee are Messrs. Schwarzwaelder, Williford and Wright. Mr. Wright is the Chairman of our Nominating and Governance Committee. The purpose of this committee is:

•                  to identify, evaluate and recommend qualified nominees to serve on the Board of Directors;

•                  to review and set the compensation level and direct and indirect benefits of the members of the Board of Directors;

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

Item 11. Executive Compensation

The following discussion and analysis of compensation arrangements (“CD&A”) of our named executive officers (“NEOs”) for the fiscal year ended September 30, 2013 (as described in the Summary Compensation Table below) should be read together with the compensation tables and related disclosures provided below and in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary of Our Executive Compensation Program

As a company that began operations in 2011, we are continuously establishing and reviewing our compensation philosophy and programs as our Company develops and expands. Currently, the main objective of our compensation philosophy is to align the compensation of our NEOs with their individual performance and the performance of our Company. We drive that alignment with a total compensation package comprised of base salary, annual cash bonus awards, equity incentives and a competitive benefits program. Together these elements focus on:

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

In fiscal year 2012, we benchmarked our compensation elements against peer groups and performed an analysis of our peers’ executive compensation packages to more closely gauge our competitiveness. The results of that analysis were used to help determine the compensation of our NEOs for fiscal year 2013. The Compensation Committee looked to the peer group identified in the table below for comparables, but did not seek a specific percentile of compensation or a targeted range. Instead, the Compensation Committee used the peer group only as a reference point in setting compensation, which included the value of the executive or the executive’s role in relation to competiveness of the market.

Selected Peer Group

Company	Line of Business
A. Schulman, Inc.	Chemicals & Plastics
Airgas Inc.	Chemicals & Plastics
Applied Industrial Technologies Inc.	Distribution
Beacon Roofing Supply Inc.	Distribution
Brenntag AG	Chemicals & Plastics
Chemtura Corp.	Chemicals & Plastics
Georgia Gulf Corp.	Chemicals & Plastics
Hub Group Inc.	Distribution
Kraton Performance Polymers Inc.	Chemicals & Plastics
PolyOne Corp.	Chemicals & Plastics
Uni-Select Inc.	Distribution
Univar, Inc.	Chemicals & Plastics
Valspar Corp (The)	Chemicals & Plastics
WESCO International Inc.	Distribution
Westlake Chemical Corp.	Chemicals & Plastics

Setting Executive Compensation

Through September 30, 2011, our Board of Directors made all decisions regarding the compensation of our executive officers with input from our CEO, with the exception being his own compensation. After our Board of Directors established the Compensation Committee in November 2011, the committee assumed responsibility for designing, implementing and administering our executive compensation programs going forward, guided by the compensation philosophy stated above. Each year the CEO will make recommendations to the Compensation Committee, except with respect to his own compensation regarding such components as salary adjustments, target annual incentive opportunities and the value of long-term incentive awards. In making his recommendations, the CEO will consider such components as experience level, individual performance, overall contribution to Company performance and market data for similar positions. The Compensation Committee will take the CEO’s recommendations under advisement, but the Compensation Committee will make all final decisions regarding executive officer compensation, except for the CEO whose compensation is finally determined by the Board. Our CEO will attend committee meetings as necessary. The Compensation Committee may also consult other employees, including the other NEOs, when making compensation decisions, but the committee is under no obligation to involve our NEOs in its decision making process.

We engaged Pearl Meyer & Partners (“PM&P”) as our executive compensation consultant in 2012. In addition to performing a review of peer company executive compensation packages, PM&P advises the Compensation Committee on matters related to executive compensation to help guide, develop and implement our executive compensation programs. PM&P performs no other services for us.

Base Salary

The base salary for each of our NEO salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries are determined for each NEO based on his or her position and responsibility. Although the salary is fixed, we expect each NEO to achieve his or her performance objectives, contribute to our performance, provide leadership and vision to his or her area of responsibility and exhibit the ethics and integrity delineated in our Global Standards of Business Conduct. For fiscal year 2013, the Compensation Committee determined appropriate levels of base salary compensation for our NEOs, following recommendations from our CEO, except with respect to his own compensation. Our Board of Directors utilized the compensation analysis performed by PM&P regarding salaries at various companies within our industry, although no formal market median was targeted in making these determinations.

On an annual basis, our Compensation Committee will review the base salaries for each NEO, as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review it will consider individual and Company performance over the course of that year. The base salary earned by each NEO for the fiscal year 2013 is described in the table set forth below.

Bonuses

The Annual Incentive Plan (the “Bonus Plan”) was adopted to encourage our NEOs to achieve our business objectives and to attract and retain them through the opportunity for substantial performance-related incentive compensation and is administered by our Compensation Committee.

The Bonus Plan sets a target bonus award for each participant based upon a percentage of that individual’s base salary as indicated in the table below.

NEO Base Salary & Target Bonus Opportunity

NEO	Base Salary(2)	Target Bonus Opportunity(3)
David A. Bradley	$650,000	100%
Ross J. Crane(1)	$440,000	70%
Henry E. Harrell, III	$350,000	50%
Shawn Williams	$300,000	50%
Alberto Machado	$250,000	50%

(1)               Mr. Crane’s base salary at the beginning of fiscal year 2013 was $400,000 but was increased to $440,000 on November 26, 2012.

(2)              The base salaries for Messrs. Bradley, Crane, Harrell, Williams, and Machado were adjusted on November 11, 2013, to $800,000, $472,000, $362,250, $336,000, and $270,000, respectively.

(3)               The target bonus opportunities for Messrs. Bradley, Harrell, and Williams were adjusted for fiscal year 2014 to 125%, 65%, and 60%, respectively.

Under the Bonus Plan, our NEOs can earn 0% to 200% of their target bonus amount based on Company performance and on the NEO’s individual performance. With respect to fiscal year 2013, the Company performance objectives took into account performance goals related to an adjusted EBITDA metric, which we define for purposes of the Bonus Plan and this CD&A as earnings before interest, taxes, depreciation and amortization for the applicable year, adjusted as our Compensation Committee deems necessary to reflect extraordinary or non-recurring events such as acquisitions, divestitures and other similar transactions. Once a performance metric for the plan is chosen, the Compensation Committee assigns threshold, target and maximum levels applicable to each performance metric to act as guidelines at the end of the performance period, which is the fiscal year. If applicable performance targets are earned at the threshold level for each metric, the bonus pool is funded.

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

FY 2013 Bonus Plan

Company Performance Variables	Threshold	Target	Maximum
Metric: adjusted EBITDA (expressed in millions)	$161.6	$202.0	$242.0

Payout Percentage: (threshold must be met for bonus pool to be funded)	50%	100%	Up to 200%

Individual Performance & Retention:	To receive any payout under the Bonus Plan, NEOs must:

• receive a “Valued Contributor” rating or above, and

• remain continuously employed through the date the bonus payout occurs.

In addition to the awards paid under the Bonus Plan, our Compensation Committee may provide additional discretionary bonuses to our NEOs to recognize their significant efforts to drive Company performance. These bonuses also require that the recipient be employed with us through the payout date, which generally occurs at the end of each calendar year, to be eligible for and receive any payout. The bonus payouts related to fiscal year 2013 indicated in the table below were paid on December 13, 2013.

NEO Bonuses Related to FY 2013

NEO	Bonus Plan Award(1)	Discretionary Bonus	Total Bonuses/ Incentives
David A. Bradley	$355,550	$99,450	$455,000
Ross J. Crane	$168,476	$47,524	$216,000
Shawn Williams	$101,742	$28,258	$130,000
Henry E. Harrell, III	$80,776	$42,224	$123,000
Alberto Machado	$64,524	$30,476	$95,000

(1)                  For purposes of the FY 2013 Bonus Plan, each participant’s target bonus opportunity was applied to his or her base salary. The awards were paid out at a Company performance factor of 54.7% of target based on our adjusted EBITDA, as defined, performance of $165.5 million, and our NEO’s personal performance factor. Because Messrs. Harrell and Machado were hired on November 27, 2012, and November 19, 2012, respectively, their Bonus Plan awards were prorated to reflect actual length of service as an employee during the fiscal year.

Long-Term Equity-Based Incentives

While we have not formally adopted any long-term incentive plans, our Compensation Committee grants newly-hired NEOs Series B Units in Holdings pursuant to Holdings’ limited liability company agreement. We believe that overall business success creates meaningful value to both our unit holders and, through their equity holdings, our executives. The Holdings Series B Units are designed as “profits interests” within the meaning of Revenue Procedures 93-27 and 2001-43, which is intended to provide an immediate and significant alignment between our NEOs and the future success of our business. It is intended that our NEOs receive these profits interests at or near the time of hire and when deemed appropriate to further demonstrate commitment and reinforcement of value creation. The number of Series B Units granted to each of our NEOs was not determined pursuant to any formulaic equation or benchmarking to any peer groups, rather, the number of Series B Units is determined by our Compensation Committee in its sole discretion, after taking into account discussions with our management team and overall retention goals. The actual number of units and the value associated with a potential payment of the units is described in greater detail in the “Grants of Plan-Based Awards for the 2013 Fiscal Year” table below.

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
• NEO must remain continuously employed through each vesting date

(1)                  Mr. Bradley’s 8,100,000 Series B-1 grant has a March 31, 2011 Vesting Beginning Date, while his 1,000,000 Series B-2 grant has an April 1, 2012 Vesting Beginning Date.  Mr. Crane’s 2,000,000 Series B-1 Grant has an April 1, 2011 Vesting Beginning Date.  Mr. Crane’s 400,000 Series B-2 grant, Mr. Harrell’s 1,250,000 Series B-2 grant, Mr. Machado’s 360,000 Series B-2 grant, and Mr. Williams’ 1,250,000 Series B-2 grant have an April 1, 2012 Vesting Beginning Date. Mr. Machado’s subsequent 360,000 Series B-2 grant and Mr. Williams’ 200,000 Series B-2 grant have an April 1, 2013 Vesting Beginning Date.

(2)                  In fiscal year 2011, the Company attained, based on the LIFO method of accounting, an adjusted EBITDA target of $75.8 million, rather than our vesting target of $84.9 million. Nonetheless, the Compensation Committee accelerated vesting of the tranche of Performance-Based Units associated with the fiscal year, effective April 1, 2012, to recognize the efforts of the NEOs and senior management team in launching Nexeo Solutions, LLC as a stand-alone company. In fiscal year 2012, the Company attained, based on the average cost method of accounting, an adjusted EBITDA target of $134.9 million, rather than our vesting target of $167.0 million. Accordingly, the tranche of Performance-Based Units associated with fiscal year 2012 did not vest. In fiscal year 2013, the Company attained, based on the average cost method of accounting, an adjusted EBITDA target of $165.5 million, rather than our vesting target of $202.0 million. Accordingly, the tranche of Performance-Based Units associated with fiscal year 2013 did not vest. However, under the terms of the Holdings Series B Unit Agreements, the fiscal year 2013 tranche of units could subsequently vest upon the achievement of the adjusted EBITDA target amount for the fiscal year 2014 performance period.

The Compensation Committee has established the adjusted EBITDA targets that must be achieved for each annual performance-based period through fiscal year 2017 and will set the targets for fiscal years thereafter. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the number of Units subject to the failed vesting tranche can roll forward within the applicable vesting schedule and subsequently vest upon the achievement of the Adjusted EBITDA performance target amount for the following annual performance period. The vesting schedule may be accelerated at the discretion of the Compensation Committee and in certain other situations, which are described in more detail within the “Potential Payments Upon Termination or a Change in Control” section below. Unvested Performance-Based Units will also vested if there is a Liquidity Event in which TPG realizes a multiple of money (“MoM”) of 3.0x within seven years of the initial performance period associated with each grant, as such event and related terms are described in the “Potential Payments Upon Termination or a Change in Control” section below.

Executive Agreements

We entered into a formal employment agreement with Mr. Bradley on March 31, 2011. Mr. Bradley’s employment agreement has a term of employment of three years, with automatic one-year renewals, absent notice by Mr. Bradley or the Company of the intention not to renew the agreement. Mr. Bradley’s employment agreement provides for an annual base salary of $650,000 that may be adjusted by our Board of Directors, but not decreased below $650,000 and a bonus payment of $250,000 on each of January 1, 2012, and January 1, 2013 (the “2012 and 2013 January Bonuses”), subject to Mr. Bradley’s continued employment by us on such dates. In addition, the employment agreement provides for an annual bonus with a target bonus opportunity of up to 100% of his annual base salary in effect at the time of the payment of the bonus to be governed by the Bonus Plan. Mr. Bradley is eligible to participate in our employee benefit programs, plans and practices in accordance with the terms and conditions of the individual plans. The employment agreement contains standard confidentiality, non-solicitation and non-compete provisions.

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

Perquisites

Perquisites are not a significant portion of our compensation structure. However, we do offer one-time relocation benefits to many of our new key employees, including our new NEOs, as an enticement to join our Company. The relocation benefits included temporary living assistance and moving costs that occurred during the first twenty-four months of his or her employment with the Company. Additionally, our Board of Directors approved the adoption of an executive physical benefit in fiscal year 2011. In 2012, we retained Deloitte Tax LLP to provide state tax preparation and filing assistance related to our NEOs’ Holdings membership interests.

Other Compensation Items

We do not structure our compensation program according to any particular tax or accounting policies, nor do we have an official equity ownership policy for our NEOs.

Summary Compensation Table

The table below sets forth the annual compensation earned by our “NEOs” during the 2013, 2012 and 2011 fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
David A. Bradley	2013	$650,000	$349,450	$330,000	$355,550	$—	$109,158	$1,794,158
Chief Executive Officer	2012	$650,000	$250,000	$—	$445,900	$—	$59,633	$1,405,533
	2011	$302,500	$597,500	$2,106,000	$197,600	$—	$135,417	$3,339,017

Ross J. Crane	2013	$432,308	$47,524	$132,000	$168,476	$—	$47,454	$827,762
Chief Financial Officer	2012	$400,000	$—	$—	$192,080	$—	$214,382	$806,462
	2011	$46,154	$10,280	$520,000	$24,720	$—	$57,432	$658,586

Shawn Williams	2013	$300,000	$178,258	$478,500	$101,742	$—	$320,175	$1,378,675
Senior Vice President, Plastics(6)

Henry E. Harrell, III	2013	$281,346	$82,224	$412,500	$80,776	$—	$44,117	$900,963
Senior Vice President, Chemicals(6)

Alberto Machado	2013	$194,615	$65,476	$219,600	$64,524	$—	$165,167	$709,382
Senior Vice President, Composites(6)

(1)                      Amounts in this column reflect the salary earned by each of the executive officers. For 2013, the annualized salaries for each NEO were $650,000 with respect to Mr. Bradley, $300,000 with respect to Mr. Williams, $350,000 with respect to Mr. Harrell who was hired on November 27, 2012, and $250,000 with respect to Mr. Machado who was hired on November 19, 2012. Mr. Crane’s base salary of $400,000 at the beginning of fiscal year 2013 was increased to $440,000 on November 26, 2012.

(2)                      Amounts in this column for fiscal year 2013 reflect sign-on bonuses paid at the time of hire or, in the case of Mr. Bradley, paid in accordance with the terms of his employment agreement, and discretionary bonuses for fiscal year 2013 earned and paid on December 13, 2013, as indicated in the table below.

Name	Sign-On Bonus	Discretionary Bonus	Total
David A. Bradley	$250,000	$99,450	$349,450
Ross J. Crane	$—	$47,524	$47,524
Shawn Williams	$150,000	$28,258	$178,258
Henry E. Harrell, III	$40,000	$42,224	$82,224
Alberto Machado	$35,000	$30,476	$65,476

(3)                      The values in this column represent the grant date fair value of Holdings Series B Units granted to our NEOs on the respective date of each grant computed in accordance with ASC Topic 718. The assumptions made when calculating the amounts for fiscal year 2013 are found in Note 11 to the consolidated financial statements. The amount included for Messrs. Bradley, Crane, Williams and Harrell was calculated using a $0.33 weighted average unit price based on the respective date of the grant (as contained in the “Grants of Plan-Based Awards for the 2013 Fiscal Year” table below). The amount for Mr. Machado was calculated using a $0.33 and $0.28 weighted average unit price for his December 17, 2012 and July 13, 2013 grants, respectively. The weighted average unit price is a blended average of the fair value of both the time- and performance-based Holdings Series B Units. The fair value of each unit of profits interest granted in fiscal year 2013 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the following valuation assumptions: expected term between 4 and 6 years, expected price volatility of 48.8% to 60.7%, a risk-free interest rate of 0.65% to 0.67% and an expected distribution yield of 0%.

(4)                      Bonus Plan awards for fiscal year 2013 were earned and paid on December 13, 2013.

(5)                      The amounts in this column for fiscal year 2013 reflect the total dollar value of taxable relocation assistance paid, retirement plan contributions, and other benefits earned by our NEOs as indicated in the following table:

All Other Compensation

Name	Taxable Relocation Assistance	401(k) Contributions	Excess Benefit Plan Contributions(a)	Other(b)	Total
David A. Bradley	$—	$30,189	$75,325	$3,644	$109,158
Ross J. Crane	$—	$19,566	$25,265	$2,623	$47,454
Shawn Williams(c)	$292,924	$16,604	$4,846	$5,801	$320,175
Henry E. Harrell, III(d)	$33,611	$7,523	$767	$2,216	$44,117
Alberto Machado(e)	$156,885	$6,573	$—	$1,709	$165,167

(a)              The amounts in this column represent Excess Plan contributions made during fiscal year 2013 for calendar years 2011 and 2012. With respect to Messrs. Bradley and Crane, $38,178 and $5,665, respectively, are attributable to calendar year 2011.

(b)             The amounts in this column represent the aggregate amounts paid by the Company or taxable to the respective NEO for life insurance premiums, executive physicals, health incentives or state tax preparation assistance, none of which exceeded $10,000 as a category for any NEO.

(c)              Mr. Williams has been employed with the Company since September 10, 2012, and the amount shown for him for fiscal year 2013 for taxable relocation assistance represents the aggregate amounts paid to him during that fiscal year in connection with his relocation from Sarasota Springs, New York to the Houston, Texas area, including a one-time moving allowance of $18,000, a home sale incentive of $30,000, reimbursement for loss on his home sale of $100,000, lodging expenses of $34,547, home purchase expenses of $13,286, and house hunting expenses of $864 (plus total tax gross ups in the amount of $96,227).

(d)             Mr. Harrell has been employed with the Company since November 27, 2012, and the amount shown for him for fiscal year 2013 for taxable relocation assistance represents the aggregate amounts paid to him during that fiscal year in connection with his relocation from Raleigh, North Carolina to the Houston, Texas area, including a one-time moving allowance of $12,000 and lodging expenses of $15,240 (plus total tax gross ups in the amount of $6,371).

(e)              Mr. Machado has been employed with the Company since November 19, 2012, and the amount shown for him in fiscal year 2013 for taxable relocation assistance represents the aggregate amounts paid to him during that fiscal year in connection with his relocation from Sarasota Springs, New York to the Houston, Texas area, including a one-time moving allowance of $12,000, a home sale incentive of $20,000, reimbursement for loss on his home sale of $35,466, lodging expenses of $37,832, home purchase expenses of $6,486, and house hunting expenses of $2,131 (plus total tax gross ups in the amount of $42,970).

(6)                      Fiscal year 2012 and 2011 compensation information is not included for Messrs. Williams, Harrell, and Machado as they were not NEOs in any previous fiscal year and were hired on September 10, 2012, November 27, 2012, and November 19, 2012, respectively.

Grants of Plan-Based Awards for the 2013 Fiscal Year

			Estimated Possible Payouts Under Non- Equity Incentive Plan Award(2)			Stock Awards: Number of Shares of Stock or	Estimated Future Payouts Under Equity Incentive	Grant Date Fair Value of Equity
Name	Award	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Units(3)	Plan Awards	Awards ($)(4)
David A. Bradley	Bonus Plan		$325,000	$650,000	$1,300,000		—
	Holdings Series B-2	2/1/2013				1,000,000		$330,000
Ross J. Crane	Bonus Plan		$154,000	$308,000	$616,000		—
	Holdings Series B-2	12/17/2012				400,000		$132,000
Shawn Williams	Bonus Plan		$75,000	$150,000	$300,000		—
	Holdings Series B-2	12/17/2012				1,250,000		$412,500
	Holdings Series B-2	3/16/2013				200,000		$66,000
Henry E. Harrell	Bonus Plan		$73,836	$147,671	$295,342		—
	Holdings Series B-2	12/19/2012				1,250,000		$412,500
Alberto Machado	Bonus Plan		$54,110	$108,219	$216,438		—
	Holdings Series B-2	12/17/2012				360,000		$118,800
	Holdings Series B-3	7/31/2013				360,000		$100,800

(1)           The Holdings Series B Units issued to Mr. Williams on March 16, 2013, and to Mr. Harrell on December 19, 2012, were approved by the Compensation Committee by unanimous written consent on December 17, 2012.

(2)           These columns show the threshold, target and maximum payouts for Company performance under the Bonus Plan. As described in the section “Bonuses” above, bonus payouts range from 0% to 200% of target, with threshold, target and maximum payouts provided at 50%, 100%, and 200%, respectively. Each NEO’s possible bonus payout is calculated by first multiplying our NEO’s target bonus opportunity percentage by his or her base salary and then prorating that amount for actual days of service as an employee during the fiscal year.

(3)           Awards reflected in this column represent the number of Holdings Series B Units granted to any NEO in fiscal year 2013, rather than actual “stock” awards. We did not grant equity as a payout under our Bonus Plan. Ten percent of the Holdings Series B Units granted to Messrs. Bradley, Crane, and Harrell in fiscal year 2013 vested during the fiscal year. Ten percent of the 1,250,000 and 360,000 Holdings Series B Units granted in December 2012 to Messrs. Williams and Machado, respectively, vested during the fiscal year.

(4)           Amount reflects the grant date fair value of the Holdings Series B Units at a weighted average value of $0.33 per unit in accordance with ASC Topic 718.

Outstanding Stock Awards at 2013 Fiscal Year-End

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

Name	Number of Unvested Stock Awards: Number of Shares of Stock or Units(1)
David A. Bradley(2)
Holdings Series B Units	6,570,000
Phantom Units	2,000,000
Ross J. Crane(2)
Holdings Series B Units	1,760,000
Shawn Williams(2)
Holdings Series B Units	1,325,000
Henry E. Harrell, III(2)
Holdings Series B Units	1,125,000
Alberto Machado(2)
Holdings Series B Units	684,000

(1)                  The vesting for any Holdings Series B Units is as follows: 50% vest based on time (20% of those vest each April 1, assuming continued employment) and 50% vest based on performance (20% of those vest each April 1, assuming the Company performance metrics are met).

(2)                  The Beginning Vesting Date for these units is detailed in Note 1 to the “Holdings Series B Unit Vesting Schedule” table above.

Potential Payments Upon Termination or a Change in Control

The various agreements and plans providing potential payments upon termination or a change of control, during the fiscal year are described in detail below.

Bradley Employment Agreement

We entered into an employment agreement with Mr. Bradley in 2011 that provides him with severance benefits upon certain terminations of employment as well as upon a liquidity event.

Mr. Bradley’s employment agreement provides a one-time grant of 2,000,000 performance-based phantom units designed to pay him a performance bonus in the event that we have a liquidity event. A “Liquidity Event” shall occur on the date of:

•                  a transaction, including any financial restructuring transaction, which when aggregated, with any other prior transaction (whether or not related), results in the cumulative sale, transfer or other disposition of more than 65% of the “initial majority sponsor units”(1); or

•                  any other transaction or series of transactions (whether or not related) determined by our Board, in its sole discretion, to constitute a Liquidity Event.

For purposes of calculating the amount his potential performance bonus following a Liquidity Event, the value of each phantom unit he received equaled $1.00 on the effective date of his employment agreement. In the event that the MoM(2) of our majority sponsors in connection with a Liquidity Event is equal to or less than 1.249, the value of each phantom unit underlying the performance bonus will increase or decrease, as applicable, in an exact correlation with the value of one unit of our common units. In the event that our majority sponsors achieve a MoM of 1.25 or greater in connection with a Liquidity Event, the value of each phantom unit that comprises Mr. Bradley’s performance bonus shall be equal to $0.

(1)                  The “initial majority sponsor units” shall generally mean our common units that were issued to our majority sponsors in connection with the Ashland Distribution Acquisition.

Additionally, Mr. Bradley’s agreement provides for severance benefits upon certain terminations of employment. If Mr. Bradley’s employment terminates due to non-renewal of his employment agreement or for “Cause”(3), he only receives a lump sum payment of any base salary earned through his termination date. However, if he terminates his employment for “Good Reason”(4) or if we terminate his employment without Cause, he is also entitled to receive an amount paid over a 24-month period equal to his annual bonus and/or performance bonus determined prior to the termination date, two times his annual base salary, a payout of the 2012 and 2013 January Bonuses if unpaid as of the termination date and up to 18 months of reimbursement for COBRA premiums related to any continuation of his medical and dental coverage. If Mr. Bradley’s employment terminates before the second anniversary following the effective date of a change of control event, he is entitled to receive an amount paid over a 24-month period equal to his annual bonus and/or performance bonus determined prior to the termination date, two times his annual base salary, a payout of the 2012 and 2013 January Bonuses if unpaid as of the termination date, up to 18 months of reimbursement for COBRA premiums related to any continuation of his medical and dental coverage, two times his target annual bonus and any payments related to the vesting or settlement of his Holdings Series B Units. Any installment payments are conditioned upon satisfaction of a two year non-competition agreement. Further, if Mr. Bradley’s employment terminates due to death or disability, he is entitled to a lump sum payment of any base salary earned through his termination date as well as the amount of his annual bonus and/or performance bonus determined prior to the termination date.

Holdings Series B Units Agreements

The individual award agreements that govern our Holdings Series B Unit awards provide that, upon a termination of employment within 24 months of a change of control, all outstanding and unvested performance-based Holdings Series B Units automatically vest, as long as the employee is employed by us at the time of the event (all relevant terms defined in “Bradley Employment Agreement” section above). Under the award agreements, redemption of any vested Holdings Series B Units is calculated on a per unit basis as the difference between the fair value at the time of redemption and the threshold value at the time of grant.

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

(2)                  Under the agreement, MoM means a number, determined on each Liquidity Event, equal to the quotient of (a) all cash received directly or indirectly by the majority sponsors in connection with the Liquidity Event, including all cash dividends and other distributions made directly or indirectly to the majority sponsors, in respect of the initial majority sponsor units sold, transferred or otherwise disposed of on or prior to the date on which the Liquidity Event occurs, divided by (b) the aggregate purchase price paid by such majority sponsors for the initial majority sponsor units.

(3)                  “Cause” includes: (1) a material breach by Mr. Bradley of his contractual performance obligations, (2) his commission of fraud, embezzlement, misappropriation, willful misconduct or breach of certain fiduciary duties, (3) a material breach of his duties regarding confidentiality, intellectual or real property, non-solicitation or non-competition, (4) his conviction, plea of no contest or nolo contendere , deferred adjudication or unadjudicated probation for any felony or crime involving moral turpitude, (5) any failure to carry out, or comply with, in any material respect, any lawful directive of the Board, or (6) his unlawful use of illegal drugs.

(4)                  “Good Reason” includes, after a 30-day period of opportunity for us to cure: (1) a material default of our obligations under the agreement, (2) a significant diminution of Mr. Bradley’s duties or role as Chief Executive Officer, or (3) the change in the primary physical location our business of over 100 miles.

For a termination of employment within 24 months of a change of control, our NEOs, other than Mr. Bradley, would be entitled to a lump sum payment of

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

Assuming a September 30, 2013 termination event, our NEOs could have received the following payments, depending on the termination reason:

Payments Upon Termination or a Change in Control (1)

Name	For-Cause Termination	Termination Without Cause	Termination Without Cause or For Good Reason Within 24 Months of a Change of Control	Death / Disability
David A. Bradley(2)	$—	$1,679,057	$5,099,057	$455,000
Ross J. Crane(3)	$—	$491,979	$1,636,362	$—
Shawn Williams(4)	$—	$340,921	$895,795	$—
Henry E. Harrell, III(5)	$—	$395,031	$958,795	$—
Alberto Machado(6)	$—	$286,811	$645,467	$—

(1)                  Payment of any base salary earned through the termination date was assumed current at the event in question for these fiscal-year end termination scenarios.

(2)                  Mr. Bradley would receive the same amount for a Good Reason resignation as he would for a termination Without Cause. For a termination of employment without Cause or Good Reason following a change of control, Mr. Bradley would have received $2,979,057 pursuant to his employment agreement. He would have also been entitled to a $400,000 performance bonus related to his phantom units, based on a termination date fair value of $1.20 per unit, assuming a transaction involving the complete sale of all Holdings Series A and B Units. In addition, he would receive $1,620,000 to redeem his then-vested 8,100,000 Holdings Series B-1 Units and $100,000 to redeem his then-vested 1,000,000 Holdings Series B-2 Units, based on a termination date fair value of $1.20 per unit and an original threshold value of $1.00 and $1.10, respectively.

(3)                  For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Crane would receive under the Severance Plan and an additional $440,000 to redeem his then-vested 2,000,000 Holdings Series B-1 Units and 400,000 Holdings Series B-2 Units, based on a termination date fair value of $1.20 per unit and an original threshold value of $1.00 and $1.10, respectively.

(4)                  For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Williams would receive under the Severance Plan and an additional $145,000, assuming redemption his then-vested 1,450,000 Holdings Series B-2 Units, based on a termination date fair value of $1.20 per unit and an original threshold value of $1.10.

(5)                  For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Harrell would receive under the Severance Plan and an additional $125,000, assuming redemption his then-vested 1,250,000 Holdings Series B-2 Units, based on a termination date fair value of $1.20 per unit and an original threshold value of $1.10.

(6)                  For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Machado would receive under the Severance Plan and an additional $36,000, assuming redemption his then-vested 360,000 Holdings Series B-2 Units, based on a termination date fair value of $1.20 per unit and an original threshold value of $1.10.  His then-vested 360,000 Holdings Series B-3 Units would have no payout value, based on a termination date fair value of $1.20 per unit and an original threshold value of $1.20.

Director Compensation

Directors Fees

We entered into an agreement with Dan F. Smith on April 1, 2011, to serve as the non-employee Chairman of our Board of Directors at an annual rate of $650,000. The agreement provided for a bonus opportunity of $650,000 for the time period from April 1, 2011 to March 31, 2012 if the performance metrics established under the Bonus Plan were attained. The agreement also provided for a grant of 1,530,000 Holdings Series B Units that vested on April 29, 2012. In the event he was removed from the Board of Directors without Cause during the service period, Mr. Smith would have also been entitled to:

•                          a cash payment equal to his $650,000 annual fee subtracted by the amount of any quarterly installment payment previously paid to him at the time of his removal plus the target bonus of $650,000; and

•                          the immediate vesting of each of his outstanding Holdings Series B Units.

In January 2012, we entered into a new one-year agreement with Mr. Smith that is renewable for subsequent one-year terms. The new agreement supersedes Mr. Smith’s prior agreement described above and provides for service fees of $162,500 per year and for a bonus opportunity of up to $162,500 each fiscal year commencing October 1, 2011, provided continuous service as Chairman through September 30th of that year and our performance metrics established under the Bonus Plan are attained. It also provides for the grant of $100,000 in Holdings Series B Units that vest over a two-year period, assuming continual service as Chairman through the applicable vesting dates. Under the agreement, Mr. Smith is entitled to $162,500 if he is removed from the Board of Directors during the service period without Cause.

In November 2011, Messrs. Burke and Schwarzwaelder joined our Board of Directors. In July 2012, Mr. Williford joined our Board of Directors. Each has an agreement with us covering a three-year term with service fees of $75,000 per year. Each director will receive a yearly grant of $60,000 in Holdings Series B Units that vest over a three-year period, assuming continual service through the applicable vesting dates. In July 2013, the Nominating & Governance Committee approved an increase to the annual service fees for Messrs. Burke, Schwarzwaelder, and Williford to $100,000 a year, effective at the beginning of fiscal year 2013. The Committee also approved providing an additional annual award to the chairs of the Audit, Compensation, and Nominating & Governance Committees of $25,000, $10,000, and $5,000, respectively, effective at the beginning of fiscal year 2013. Since the current chairs of the Compensation and Nominating & Governance Committees are employed by TPG, they do not receive the additional compensation for chair service.

Director Equity-Based Compensation

As discussed above, during fiscal year 2012, we provided equity-based compensation to Messrs. Smith, Burke, Schwarzwaelder and Williford. We did not grant Holdings Series B Units to our directors who are employed by TPG.

Director Compensation for the 2013 Fiscal Year

Name(1)	Fees earned or paid in cash	Stock awards(2)	Bonus(3)	Total
Dan F. Smith	$162,500	$23,333	$113,750	$299,583
Kenneth M. Burke	$125,000	$18,000	$50,000	$193,000
Steven B. Schwarzwaelder	$100,000	$18,000	$25,000	$143,000
John H. Williford	$100,000	$—	$6,250	$106,250

(1)                  Messrs. Bradley, Burns, Wright and Yip did not receive any compensation for their services as directors during fiscal year 2013.

(2)                  As explained above, the applicable equity awards that are disclosed in these tables are Holdings Series B Units rather than traditional “stock” awards. Amounts in this column reflect the weighted grant date fair value of the Holdings Series B Units at $0.31 unit price, based only on time as a vesting component, in accordance with ASC Topic 718.

(3)                  The bonus for Mr. Smith was paid out at a Company performance factor of 54.7% of target based on our adjusted EBITDA, as defined, performance of $165.5 million. He was also awarded discretionary bonus of $24,862. Bonus awards for fiscal year 2013 were paid on December 13, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of September 30, 2013, all of the membership interests in Nexeo Solutions, LLC were held by Holdings and Nexeo Solutions Sub Holding Corp., which is a wholly owned subsidiary of Holdings. All of the membership interests in Holdings were directly or indirectly held by TPG and one or more co-investors, including members of management.

The following table provides information with respect to the ownership of Holdings as of December 6, 2013 for:

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated units. Unless otherwise noted, the address of each beneficial owner is c/o Nexeo Solutions, LLC, 3 Waterway Square Pl, Suite 1000, The Woodlands, Texas 77380.

	Series A Units Beneficially Owned		Series B Units Beneficially Owned
	Number	Percentage	Number	Percentage
5% Unitholders
TPG Fund(1)	495,454,545	99.46%	—	—
Named Executive Officers and Directors
David A. Bradley(2)	500,000	*	9,100,000	25.45%
Ross J. Crane(2)	100,000	*	2,400,000	6.98%
Henry E. Harrell, III (2)	54,545	*	1,250,000	3.63%
Shawn D. Williams(2)	90,949	*	1,450,000	4.21%
Alberto J. Machado (2)	19,231	*	720,000	2.09%
Dan F. Smith(3)	500,000	*	1,704,242	4.95%
Kenneth M. Burke(4)	—	—	160,699	*
Kevin R. Burns(5)	—	—	—	—
Steven B. Schwarzwaelder(4)	—	—	160,699	*
John H. Williford(6)	—	—	100,700	*
Nathan H. Wright(5)	—	—	—	—
Christopher J. Yip(5)	—	—	—	—
All officers and directors as a group (18 persons)	1,985,139	*	23,396,340	68.00%

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

(2)                  The Series B Units held by David A. Bradley, Ross J. Crane, Henry E. Harrell, III, Shawn D. Williams, and Alberto J. Machado vest as follows: 50% time vested (20% of time vested units vest on the anniversary of the Vesting Beginning Date for five years) and 50% performance based (20% of performance based units for each annual performance period).

(3)                  Of the Series B Units held by Dan F. Smith, 1,530,000 of those time-vested on April 29, 2012. The remaining 174,242 Series B Units time-vest as follows: 90,909 of the Series B Units vest 50% on the anniversary of the Vesting Beginning Date (April 1, 2012) for two years, and 83,333 units vest 50% on the anniversary of the vesting Beginning Date (April 1, 2013) for two years, assuming continued service on our Board of Directors.

(4)                  The Series B Units held by Kenneth M. Burke and Steven B. Schwarzwaelder time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date for three years, assuming continued service on our Board of Directors. For Messrs. Burke and Schwarzwadder, 60,000 Series B Units have a November 1, 2011 Vesting Beginning Date, 54,545 Series B Units have a November 1, 2012 Vesting Beginning Date, and 46,154 Series B Units have a November 1, 2013 Vesting Beginning Date.

(5)                  Kevin R. Burns and Nathan H. Wright are each TPG Partners and Christopher J. Yip is a TPG Vice President. None of Messrs. Burns, Wright or Yip has voting or investment power over and each disclaims beneficial ownership of the TPG Interests. The address of Messrs. Burns, Wright and Yip is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(6)                  The Series B Units held by John H. Williford time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date for three years, assuming continued service on our Board of Directors. 54,546 Series B Units have a July 25, 2012 Vesting Beginning Date, and 46,154 Series B Units have a July 25, 2013 Vesting Beginning Date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Sales and Purchases

From time to time, we may enter into related party transactions in the ordinary course of business. Certain related party transactions that occurred since the beginning of the fiscal year ended September 30, 2013, and more recent periods, are described below.

Transactions with TPG

Equity Contributions

As of September 30, 2013, TPG and its co-investors, including certain members of management, own 100% of our Series A Units representing membership interests. For more information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

TPG also receives quarterly management fees equal to 2% of our “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3.0 million), as well as reimbursements for consulting services and out-of-pocket expenses incurred by them in connection with providing such management services. For the fiscal year ended September 30, 2013, we recorded a management fee of $3.4 million, paid to TPG under the management services agreement for quarterly management fees. For the fiscal year ended September 30, 2013, we recorded consulting fees to TPG of $1.5 million. An additional $0.1 million in consulting fees to TPG was recorded for the period from October 1, 2013 through December 6, 2013.

We also pay TPG specified success fees in connection with advice they provide in relation with certain corporate transactions. In connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem, TPG received a one-time aggregate transaction fee of $10.0 million during the first quarter of fiscal year 2013. In connection with the purchase of the shares of CSD and the purchase of STX and ST Laboratories assets effective December 1, 2013, the Company paid TPG a one-time aggregate transaction fee of $2.0 million. In addition TPG received reimbursement of out-of pocket expenses incurred by them in connection with these transactions.  The agreement also contains customary exculpation and indemnification provisions in favor of TPG and its affiliates.

In addition, we pay TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. We paid an initial leverage fee of approximately $0.3 million at approximately the time of the Ashland Distribution Acquisition closing. In addition, we subsequently agreed to participate in TPG’s leveraged procurement program for a fee of approximately $0.1 million per year, with our current participation ending on March 31, 2014.

Transactions with TPG Portfolio Companies

TPG is a private investment firm that has investments in companies that do business with us. For the fiscal year ended September 30, 2013, we recorded approximately $18.7 million associated with sales of our products and services to companies in which TPG has an investment. At September 30, 2013, TPG entities owed the Company approximately $3.2 million related to these sales, included in “Accounts and notes receivable” in the consolidated balance sheet. We also recorded an additional amount of $2.7 million in sales of our products and services to companies in which TPG has an investment from October 1, 2013 through December 6, 2013. We did not make any significant purchases from TPG related entities for the fiscal year ended September 30, 2013, or for the period from October 1, 2013 through December 6, 2013.

Transactions with Other Related Parties

In connection with the acquisition of CSD, we assumed a truck and lease service agreement (“Ryder Truck Lease”) dated July 10, 2006, with Ryder Truck Rental, Inc. (“Ryder”). John Williford, a member of our Board of Directors, is the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers and, based on estimates for previous financial periods, results in payments to Ryder, inclusive of reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, of less than $0.5 million per year.

Quarterly Tax Distributions

Pursuant to the Amended and Restated Limited Liability Company Agreement of Holdings, we are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. We have made tax distributions to, or on behalf of, our members of approximately $0.1 million relating to the fiscal year ended September 30, 2013, none of which were to TPG. There were no tax distributions made during the period from October 1, 2013 through December 6, 2013.

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

Procedures for Approval of Related Person Transactions

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•                  any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

•                  any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

•                  any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and

•                  any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.

Director Independence

We are a public company with debt registered with the SEC. Although not required to have independent directors since we are not listed on a public stock exchange, we believe that Mr. Burke and Mr. Williford would be considered independent directors under current New York Stock Exchange listing standards. Under current New York Stock Exchange listing standards, Mr. Bradley would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs. Burns, Schwarzwaelder, Smith, Wright and Yip may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with TPG. As TPG owns indirectly a majority of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirement to have a majority of independent directors and a Corporate Governance and Compensation Committee composed of independent directors.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our only independent auditors since we were formed on November 4, 2010. The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for services performed during the fiscal years ended September 30, 2013 are as follows (dollars in thousands):

	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012
Audit Fees (a)	$1,552	$1,755
Audit-Related Fees (b)	38	555
Tax Fees (c)	56	480
All Other Fees (d)	6	314

Total	$1,652	$3,104

(a)                 Audit fees relate to professional services rendered for the audits of the annual consolidated financial statements of the Company and include quarterly reviews, statutory audits required internationally, issuance of consents, comfort letters, and review of documents filed with the SEC, including our S-4 registration statement.

(b)                  Audit-related fees principally included work related to due diligence in connection with potential transactions, and other consultations on various matters.

(c)                   Tax fees consist of tax compliance for fiscal year 2013, and tax compliance, tax advice and tax planning for fiscal year 2012

(d)                  All other fees for fiscal year 2012 include business systems information technology services and human resources advice and consultation, primarily in conjunction with the exit of TSA services provided by Ashland.

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

2.1**

Stock Purchase Agreement, dated October 4, 2013, by and between Nexeo Solutions Sub Holding Corp. and the shareholders of Chemical Specialists and Development, Inc. and Chemical Specialists and Development, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2013 (File No. 333-179870-02)).

2.2**

First Amendment to Stock Purchase Agreement, dated December 2, 2013, by and among Nexeo Solutions Sub Holding Corp., Chemical Specialists and Development, Inc. and Stephen R. Cooke (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2013 (File No. 333-179870-02)).

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

4.3	Credit Agreement dated as of March 31, 2011, among The Financial Institutions Party thereto as Lenders, Bank

Exhibit Number	Description

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

Exhibit Number	Description

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

4.15

Amendment No. 2 to Credit Agreement, dated May 8, 2013, among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holdings Corp., Bank of America, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013 (File No. 333-179870-002).

4.16

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

4.17

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

4.18

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

4.19

Third Supplemental Indenture, dated December 4, 2013, among Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, as the New Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2013 (File No. 333-179870-02)).

4.20†

Joinder to ABL Pledge and Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A.

4.21†	Joinder to ABL Credit Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A.

4.22†	Joinder to Term Loan Credit Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A.

4.23†	TLB Guaranty Supplement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A.

4.24†	TLB Trademark Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A.

4.25†	ABL Trademark Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A.

Exhibit Number	Description

4.26†	Joinder to ABL Intercreditor Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC.
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

10.5 t

Employment Agreement between Nexeo Solutions, LLC and David A. Bradley (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.6 t

Letter Agreement for Chairman’s Services (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.7 t

Summary of Nexeo Solutions, LLC Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.8 t

Nexeo Solutions, LLC Severance Plan for U.S. Officers and Executives (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.9 t	Form of Series B Unit Agreement.

10.10 t

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

10.13 t

Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and David A. Bradley (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.14 t

Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Lisa P. Britt (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.15 t

Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and David L. Chapman (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.16 t

Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Ross J. Crane (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

Exhibit Number	Description
10.17 t

Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Michael B. Farnell, Jr. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.18 t

Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Steve M. Heft (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.19 t

Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Dan F. Smith (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.20 t

Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Michael J. Smith (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.21†t	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Alberto Machado.

10.22†t	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Henry E. Harrell, III.

10.23†t	Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Shawn Williams.

12.1†	Computation of Ratios of Earnings to Fixed Charges.

21.1†	List of Subsidiaries.

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

†                          Filed herewith.

††                   Furnished herewith.

t                       Management contract or compensatory plan or arrangement.

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

**                   Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to Exhibit 2.1 and Exhibit 2.2 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of December, 2013.

NEXEO SOLUTIONS HOLDINGS, LLC

By:	/s/ David A. Bradley
David A. Bradley
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 16th day of December, 2013.

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