Form 10-Q
period 2013-12-31
Nexeo Solutions Holdings, LLC
filed 2014-02-14
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The equity interests of the registrant are not publicly held. At February 7, 2014, the registrant’s common equity consisted of membership interests, 99.5% of which was held by TPG Accolade, L.P. and the remaining interests were held by management of Nexeo Solutions Holdings, LLC.

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

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Unless otherwise indicated or the context otherwise requires, comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-K filed on December 16, 2013. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	December 31, 2013	September 30, 2013
CURRENT ASSETS
Cash and cash equivalents	$49,939	$74,621
Accounts and notes receivable (net of allowance for doubtful accounts of $4,530 and $4,337, respectively)	593,679	601,369
Inventories	414,939	370,874
Other current assets	42,251	31,716
Total current assets	1,100,808	1,078,580

NON-CURRENT ASSETS
Property, plant and equipment, net	215,517	201,043
Goodwill	241,893	220,746
Other intangible assets, net of amortization	112,301	68,423
Other non-current assets	29,789	31,000
Total non-current assets	599,500	521,212
Total Assets	$1,700,308	$1,599,792

CURRENT LIABILITIES
Short-term debt, current portion of long-term debt and capital lease obligations	$63,167	$57,040
Accounts payable	418,857	403,386
Accrued expenses and other liabilities	36,700	46,769
Income taxes payable	4,065	4,131
Total current liabilities	522,789	511,326

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion, net	753,035	654,304
Other non-current liabilities	12,903	12,860
Total non-current liabilities	765,938	667,164
Total Liabilities	1,288,727	1,178,490

Commitments and Contingencies (see Note 12)
Redeemable noncontrolling interest	94,137	60,382

MEMBERS’ EQUITY
Series A membership interest	490,708	490,729
Series B membership interest	3,316	3,039
Accumulated deficit	(167,289)	(122,464)
Accumulated other comprehensive loss	(9,291)	(10,384)
Total members’ equity	317,444	360,920
Total Liabilities and Members’ Equity	$1,700,308	$1,599,792

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands)

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
Sales and operating revenues	$1,105,624	$971,769
Cost of sales and operating expenses	1,012,625	889,716
GROSS PROFIT	92,999	82,053
Selling, general and administrative expenses	81,799	77,464
Transaction related costs	5,924	5,224
OPERATING INCOME (LOSS)	5,276	(635)
OTHER INCOME	235	597
INTEREST INCOME (EXPENSE):
Interest income	80	106
Interest expense	(14,362)	(13,826)
LOSS BEFORE INCOME TAXES	(8,771)	(13,758)
INCOME TAX EXPENSE	2,419	757
NET LOSS	(11,190)	(14,515)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,656)	(159)
NET LOSS ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(12,846)	$(14,674)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
NET LOSS	$(11,190)	$(14,515)

Unrealized foreign currency translation gain	1,131	1,690
Unrealized gain on interest rate hedges	82	166
Other comprehensive income	1,213	1,856
Total comprehensive loss	(9,977)	(12,659)
Comprehensive income attributable to noncontrolling interest	(1,776)	(275)
TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(11,753)	$(12,934)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Members’ Equity

(Unaudited, in thousands)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2013	$490,729	$3,039	$(122,464)	$(10,384)	$360,920
Repurchases of membership units	(24)	(4)	—	—	(28)
Tax refunds associated with membership interests	3	—	—	—	3
Adjustment of contingently redeemable noncontrolling interest to redemption value	—	—	(31,979)	—	(31,979)
Equity-based compensation	—	281	—	—	281
Comprehensive loss:
Net loss	—	—	(11,190)	—	(11,190)
Other comprehensive income	—	—	—	1,213	1,213
Comprehensive income attributable to noncontrolling interest	—	—	(1,656)	(120)	(1,776)
Balance December 31, 2013	$490,708	$3,316	$(167,289)	$(9,291)	$317,444

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
CASH FLOWS FROM OPERATIONS
Net loss	$(11,190)	$(14,515)
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	11,657	9,554
Debt issuance costs amortization and original issue discount amortization	1,926	2,151
Provision for bad debt	353	280
Benefit for deferred income taxes	(196)	(321)
Equity-based compensation charges	281	240
(Gain) loss from sales of property and equipment	8	(261)
Changes in assets and liabilities:
Accounts and notes receivable	33,681	40,854
Inventories	(34,658)	(64,509)
Other current assets	(9,207)	(8,996)
Accounts payable	(2,944)	(58,889)
Related party payables	—	(10,000)
Accrued expenses and other liabilities	(11,804)	(7,661)
Changes in other operating assets and liabilities, net	(505)	1,175
Net cash used in operating activities	(22,598)	(110,898)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(9,541)	(3,838)
Proceeds from the disposal of property and equipment	23	1,759
Acquisitions	(96,378)	(57,908)
Net cash used in investing activities	(105,896)	(59,987)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership interest	—	273
Repurchases of membership units	(128)	(77)
Tax refunds associated with membership interests	3	—
Proceeds from short-term debt	17,773	4,611
Repayment of short-term debt	(12,104)	—
Proceeds from issuance of long-term debt	227,664	254,065
Repayment of long-term debt	(129,187)	(165,332)
Payments of debt issuance costs	—	(4,823)
Net cash provided by financing activities	104,021	88,717
Effect of exchange rate changes on cash and cash equivalents	(209)	(1,173)
DECREASE IN CASH AND CASH EQUIVALENTS	(24,682)	(83,341)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,621	135,335
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,939	$51,994
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$1,510	$995
Inventory payable associated with the acquisition of Beijing Plaschem’s operations	$—	$25,981

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, currencies in thousands)

1. Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company. On March 31, 2011, Holdings purchased the global distribution business from Ashland, Inc. (“Ashland”), which is referred to as the “Ashland Distribution Acquisition”. Holdings and its subsidiaries (collectively, the “Company”) is a global distributor of chemicals, plastics and composites products. The Company also provides environmental services, including waste collection, recovery, recycling and arrangement for disposal.

The Company connects a network of over 1,300 suppliers with a diverse base of more than 29,000 customers. The Company offers its customers products used in a broad cross section of industrial end markets, including construction, industrial, oil and gas, household, industrial and institutional (“HI&I”), lubricants, performance coatings (including paints, inks, coatings and adhesives, or “PICA”), automotive, healthcare, marine, heavy transport, corrosion, recreation, and personal care. The Company distributes more than 27,000 products through a supply chain consisting of over 180 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 units, including tractors and trailers, primarily in North America.

The Company currently employs approximately 2,600 employees globally.

2. Basis of Presentation, Change in Accounting Principle and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three months ended December 31, 2013 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2014. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on December 16, 2013.

The condensed consolidated financial data as of September 30, 2013 presented in these unaudited condensed consolidated financial statements were derived from Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”).

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

3. Acquisitions

Chemical Specialists and Development, Inc.

Effective December 1, 2013, the Company acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. (“CSD”), a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight Company (“STX”) and ST Laboratories Group, LLC (“ST Laboratories”), two related businesses of CSD (collectively, the “CSD Acquisition”), for an aggregate purchase price of $96,378 in cash, subject to a final working capital adjustment expected no later than 120 days following the close of the transaction. Of the purchase price, $11,000 was placed in escrow, including $1,000 related to the settlement of the final net working capital adjustment. The remaining balance of $10,000 may remain in escrow for a period of up to three years and relates to certain indemnification obligations under the purchase agreement. The acquisition was financed with $10,000 of cash on hand and approximately $87,000 of borrowings under the Company’s asset-based loan facility (the “ABL Facility”).

The CSD Acquisition was accounted for under the acquisition method which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill.

The following table summarizes the Company’s preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

Preliminary Purchase Price Allocation
Accounts receivable	$24,991
Inventory	9,200
Other current assets	974
Property, plant and equipment	14,700
Customer-related intangible	37,000
Trademarks and trade names	3,900
Non-compete agreements	5,300
Goodwill	20,061
Total assets acquired	116,126

Accounts payable	16,786
Other current liabilities	2,962
Total liabilities assumed	19,748

Net assets acquired	$96,378

The purchase price allocation is preliminary as the fair value assessment and certain other assessments, including income tax related effects, have not been finalized. The Company expects to finalize the purchase price allocation during the current fiscal year. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed may change the amount of the purchase price allocable to goodwill and any such changes that are material to the Company’s consolidated financial results will be adjusted retroactively. There is no contingent consideration related to the CSD Acquisition.

Costs associated with the CSD Acquisition are included in transaction related costs in the condensed consolidated statement of operations and totaled $4,770 and $1,860 during the three months ended December 31, 2013 and the fiscal year ended September 30, 2013, respectively. There were no material costs associated with this acquisition during the three months ended December 31, 2012.

A summary and description of the assets and liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts Receivable

Accounts receivable consist of receivables related to the customers of the acquired businesses, as well as various other miscellaneous receivables. The accounts receivable and other miscellaneous receivables did not have a fair value adjustment as part of acquisition accounting because their carrying value approximated fair value.

Inventory

Inventory consisted primarily of finished products to be distributed to the Company’s customers. The fair value of inventory was established through application of the income approach, using estimates based upon the future profitability that is expected to be generated once the inventory is sold (net realizable value).

Other Current Assets

Other current assets consisted primarily of prepaid expenses and did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property, Plant and Equipment

Property, plant and equipment consisted of owned locations in the United States, in Texas and Louisiana, consisting of operating facilities, warehouse facilities and office buildings. The fair value of buildings and land improvements was determined using the cost approach, and the fair value of land was determined using the sales comparison approach.

Customer-Related Intangible

Customer relationships were valued through application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the Company’s existing customer relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. Customer relationships will be amortized on a straight-line basis over a ten year period.

Non-Compete Agreements

In connection with the CSD Acquisition, former shareholders of CSD agreed to non-competition agreements. The terms of the non-competition agreements prohibit the shareholders from competing in the chemical distribution space for five years after the CSD Acquisition. The income approach was used to value the non-competition agreements through a comparative discounted cash flow analysis. This intangible is amortized on a straight-line basis over a five-year period.

Trademarks and Trade names

Trademarks and trade names were valued through application of the income approach, involving the estimation of likely future sales and an appropriate royalty rate. The fair value of these assets is amortized on a straight-line basis over a period of five to six years, estimated based on the period in which the Company expects a market participant would use the name prior to rebranding and the length of time the name is expected to maintain recognition and value in the marketplace.

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets. The Company has not finalized its assessment of the amount of goodwill expected to be deductible for tax purposes.

Accounts Payable

Accounts payable represent short-term obligations owed to the vendors of the acquired business, which were assumed in the CSD Acquisition. These accounts payable and short-term obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Current Liabilities

Other current liabilities represent various obligations and accrued expenses assumed in the CSD Acquisition. These current liabilities did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the CSD Acquisition as if it had occurred as of the beginning of the prior fiscal year, or October 1, 2012. The unaudited consolidated pro forma results reflect certain adjustments related to the CSD Acquisition, primarily the amortization associated with estimates for the acquired intangible assets and the expense associated with the fair value adjustment to inventory.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the CSD Acquisition. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the CSD Acquisition been completed on the date indicated.

	Three Months Ended
	December 31, 2013	December 31, 2012

Sales and operating revenues	$1,138,446	$1,020,970
Operating income	11,394	702
Net loss	(5,479)	(13,540)
Net loss attributable to Nexeo Solutions Holdings, LLC and subsidiaries	(7,135)	(13,699)

Impact of the CSD Acquisition on the Company’s Unaudited Condensed Consolidated Financial Information

For the three months ended December 31, 2013, the Company’s consolidated sales and operating revenues include $13,814 related to the operations of the acquired businesses since the effective date of the CSD Acquisition. For the three months ended December 31, 2013, net loss includes $(756) related to the operations of the acquired businesses since the effective date of the CSD Acquisition, which includes a $1,198 charge related to the inventory fair value step-up adjustment. The charge related to the inventory fair value step-up adjustment is recorded in “Cost of sales and operating expenses” in the consolidated statement of operations.

China Joint Venture

In September 2012, the Company formed a joint venture, Nexeo Plaschem (Shanghai) Co., LTD (“Nexeo Plaschem) with the shareholders of Beijing Plaschem Trading Co., LTD (“Beijing Plaschem”). The Company currently owns 60% of the joint venture. The Company holds 75% of the seats on Nexeo Plaschem’s board, exercises control over the entity and consolidates 100% of the operations of the joint venture, reflecting the 40% it does not own as a contingently redeemable noncontrolling interest, classified as mezzanine equity (temporary equity) on the consolidated balance sheet.

The income/loss incurred by Nexeo Plaschem is allocated to the Company and to the noncontrolling interest based on each party’s ownership percentage. The joint venture is not a guarantor of the senior subordinated notes issued by Nexeo Solutions, LLC (“Solutions”) and Nexeo Solutions Finance Corporation (the “Co-Issuer,” and together with Solutions, the “Issuers”), the ABL Facility or its term loan credit facility (the “Term Loan Facility”) (collectively the “Credit Facilities”).

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

The acquisition of Beijing Plaschem’s operations was accounted for under the acquisition method which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill. There was no contingent consideration related to the acquisition of Beijing Plaschem’s operations.

Contingently Redeemable Noncontrolling Interest

Pursuant to the joint venture arrangement, the Company has the opportunity, and in certain situations, the obligation, to acquire up to the remaining 40% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps, if certain conditions are met, for cash of up to approximately RMB 650,000 (approximately $107,200 at December 31, 2013) plus an interest component which varies depending on when various conditions are met. Additionally, the noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, for a cash payment or payments that could range from the minimum amount required under People’s Republic of China (“PRC”) law for transfer of the joint venture interest up to approximately RMB 500,000 (approximately $82,500 at December 31, 2013) plus an interest component which varies depending on when the various rights are exercised. A portion of the applicable purchase price for the remaining 40% equity interest will be based on the performance of the joint venture through the end of calendar year 2014. The exercise of these rights and obligations is outside of the control of the Company, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet. During the first quarter of fiscal year 2014, the Company and the noncontrolling shareholders of Nexeo Plaschem amended the terms of the joint venture arrangement surrounding the purchase of the 40% equity interest held by the noncontrolling shareholders, primarily to extend it for one year and to clarify certain other terms and conditions. The amendment did not significantly modify the terms of the agreement and did not materially impact the Company’s consolidated financial statements.

Nexeo Plaschem’s contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the carrying value of the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it becomes probable that the rights and obligations to acquire up to the remaining 40% of the joint venture will be exercised.  Any adjustments to redemption value are recorded in retained earnings. The Company periodically evaluates the probability of exercise of such rights and obligations based on the likelihood of completion of specific conditions precedent to exercise. Through December 31, 2013, as the likelihood of completion of specific conditions has increased, the Company has determined that it is probable that certain rights and obligations will be exercised to acquire all of the remaining interest in the joint venture. Accordingly, the carrying value of the noncontrolling interest is stated at redemption value as of December 31, 2013.

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the three months ended December 31, 2013:

Three Months
Ended
December 31, 2013
Beginning balance	$60,382
Total comprehensive income attributable to noncontrolling interest	1,776
Redemption value adjustment(1)	31,979
Ending balance	$94,137

(1)         Includes the impact on the estimated redemption value associated with the joint venture’s operating performance through the end of calendar year 2013 compared to contractual targets.

During the second quarter of fiscal year 2014, the Company anticipates purchasing additional equity interests in Nexeo Plaschem totaling 20% for approximately RMB 300,000 (approximately $49,500 at December 31, 2013) plus an interest component totaling approximately RMB 43,200 (approximately $7,100 at December 31, 2013). During the fiscal year 2014, the Company also anticipates purchasing additional equity interests totaling 10% in Nexeo Plaschem for an amount up to approximately RMB 175,000 (approximately $28,900 at December 31, 2013) plus an interest component totaling up to approximately RMB 46,000 (approximately $7,600 at December 31, 2013).

4. Cash and Cash Equivalents — Risks and Uncertainties

At December 31, 2013, the Company had $49,939 in cash and cash equivalents. Of this amount, $43,966 was held by foreign subsidiaries outside of the United States, denominated primarily in Canadian Dollars, Euros and Chinese Renminbi (“RMB”). At December 31, 2013, the Company had approximately $12,725 in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange (“SAFE”). The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

5. Inventories

Inventories at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013
Finished products	$412,549	$368,573
Supplies	2,390	2,301
Total	$414,939	$370,874

6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013
Land	$44,067	$40,499
Plants and buildings	71,064	66,459
Machinery and equipment	122,391	111,138
Software and computer equipment	50,162	44,577
Construction in progress	10,857	12,225
Total	298,541	274,898
Less accumulated depreciation	(83,024)	(73,855)
Property, plant and equipment, net	$215,517	$201,043

Total depreciation expense on property, plant and equipment was $9,330 and $7,783 for the three months ended December 31, 2013 and 2012, respectively.

7. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the three months ended December 31, 2013 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2013	$92,949	$101,115	$26,682	$220,746
Acquisition of CSD	20,061	—	—	20,061
Foreign currency translation	121	965	—	1,086
Balance at December 31, 2013	$113,131	$102,080	$26,682	$241,893

The purchase price allocation recorded during the current period for the CSD Acquisition is preliminary as the fair value assessment has not been finalized. Any changes in the estimated fair values may change the amount of the purchase price allocable to goodwill.

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

The Company evaluated and concluded no events or changes in circumstances have occurred since the performance of the March 31, 2013 test through December 31, 2013, which would have required an impairment test.

Other Intangibles

Definite-lived intangible assets at December 31, 2013 and September 30, 2013 consisted of the following:

		December 31, 2013			September 30, 2013
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5 — 14	$118,225	$(16,471)	$101,754	$81,173	$(14,522)	$66,651
Leasehold interest intangible	1 — 20	2,396	(1,362)	1,034	2,456	(1,367)	1,089
Non-competition agreements(2)	3-5	6,900	(1,555)	5,345	1,600	(1,333)	267
Other(3)	2-6	4,676	(508)	4,168	768	(352)	416
Total		$132,197	$(19,896)	$112,301	$85,997	$(17,574)	$68,423

(1)                  Includes net carrying amounts of $60,750, $4,312 and $36,692 at December 31, 2013 associated with the Ashland Distribution Acquisition, the acquisition of Beijing Plaschem’s operations, and the CSD Acquisition (see Note 3), respectively.

(2)                  In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-competition agreement. In connection with CSD Acquisition, former officers agreed to five year non-competition agreements.

(3)                  Represents trademarks and trade names associated with the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem as well as the CSD Acquisition. As of December 31, 2013, net carrying amounts include $323 and $3,845 related to the acquisition of Beijing Plaschem’s operations and the CSD Acquisition, respectively.

Amortization expense recognized on intangible assets was $2,327 and $1,771 for the three months ended December 31, 2013 and 2012, respectively.

8. Other Non-Current Assets

Other non-current assets at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013
Debt issuance cost, net	$25,220	$26,932
Other	4,569	4,068
Total	$29,789	$31,000

9. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at December 31, 2013 and September 30, 2013 are summarized below:

	December 31, 2013	September 30, 2013
Short-term borrowings under line of credit agreements available to Nexeo Plaschem	$58,058	$52,004
Current portion of long-term debt and capital lease obligations	5,109	5,036
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$63,167	$57,040

Long-term debt outstanding at December 31, 2013 and September 30, 2013 is summarized below:

	December 31, 2013	September 30, 2013
Asset based loan facility	$99,568	$—
Term loan facility	488,875	490,125
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	349	173
Total long-term debt	763,792	665,298
Less: unamortized debt discount	(5,648)	(5,958)
Less: current portion of long-term debt and capital lease obligations	(5,109)	(5,036)
Non-current portion of long-term debt	$753,035	$654,304

The weighted average rate of interest on borrowings under the ABL Facility was 3.71% and 3.37% at December 31, 2013 and September 30, 2013, respectively. The interest rate for the Term Loan Facility was 5% at December 31, 2013 and September 30, 2013.

The Company’s accounts receivable and inventory in the U.S. and Canada, which totaled approximately $748,364 as of December 31, 2013, are collateral under the ABL and Term Loan facilities. Collective availability under the U.S. and Canadian Tranches was $326,112 and $419,341 at December 31, 2013 and September 30, 2013, respectively. The Company is in compliance with all debt covenants.

Third Supplemental Indenture to Senior Subordinated Notes Indenture

On December 4, 2013, and in connection with the CSD Acquisition, the Company entered into a third supplemental indenture pursuant to which CSD and its subsidiaries became guarantors under the Indenture.

Nexeo Plaschem’s Short-Term Borrowings

During October 2012, Nexeo Plaschem entered into a line of credit agreement which is used to fund its working capital requirements. The current borrowing limit is approximately $23,800. The line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount and bears interest at either the London interbank offered rate (“LIBOR”) plus 2.8% or 105% of the People’s Bank of China’s (“PBOC”) base rate. The weighted average interest rate was 4.51% at December 31, 2013. At December 31, 2013, the outstanding balance under this line of credit was approximately $23,362 and remaining availability was approximately $438. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a second line of credit agreement which is also used to fund its working capital requirements. During the three months ended December 31, 2013, the second credit agreement was renewed and the borrowing limit decreased from RMB 190,000, or approximately $31,000, to RMB 150,000, or approximately $24,700. The line of credit agreement is secured by a standby letter of credit drawn on the ABL Facility covering 100% up to approximately $24,100, and bears interest at the applicable PBOC rate, depending on the length of time for which a specific amount is borrowed. At December 31, 2013, the outstanding balance under this line of credit was approximately $34,700 and approximately $15,300 related to letters of credit and bankers’ acceptance letters had been issued to suppliers under the line of credit. Nexeo Plaschem is allowed to surpass the stated borrowing limit in the line of credit agreement if it pledges proceeds of its notes receivable. As of December 31, 2013, Nexeo Plaschem has pledged proceeds from certain of its notes receivable totaling RMB 170,700, or approximately $28,200.  Accordingly, remaining availability under the line of credit was approximately $2,900 at December 31, 2013. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance. The weighted average interest rate was 5.77% at December 31, 2013.

10. Derivatives

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

During the three months ended December 31, 2013 and 2012, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $192 and $192, respectively, which were recorded in interest expense. During the three months ended December 31, 2013 and 2012, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of $82 and $166, respectively, which were recorded in other comprehensive income. At December 31, 2013, approximately $675 in unrealized losses are expected to be realized within the next twelve months.

11. Fair Value Measurements

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

The Company’s financial instruments recorded at fair value on a recurring basis related solely to its interest rate swaps. At December 31, 2013, the Company recorded $629 in “Accrued expenses and other liabilities” and $367 in “Other non-current liabilities” on the consolidated balance sheet related to these instruments. At September 30, 2013, the Company recorded $651 in “Accrued expenses and other liabilities” and $427 in “Other non-current liabilities” on the consolidated balance sheet related to these instruments.

During the three months ended December 31, 2013 and 2012, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem approximate fair value due to the short-term maturity of those instruments.

The carrying values of the ABL Facility and Term Loan Facility approximate fair value at December 31, 2013 and September 30, 2013, primarily due to the variable rate of interest paid. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the long-term senior subordinated notes was approximately $179,885 and $172,599 at December 31, 2013 and September 30, 2013, including accrued interest of $4,885 and $1,099, respectively. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the three months ended December 31, 2013, the Company recorded non-recurring fair value measurements related to the CSD Acquisition. All of these fair value measurements were classified as Level 3 within the fair value hierarchy.

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

Ashland has agreed to retain all known environmental remediation liabilities listed on the schedules to the purchase agreement (the “Retained Specified Remediation Liabilities”) and other environmental remediation liabilities arising prior to the closing date of March 31, 2011 for which Ashland receives written notice prior to the fifth anniversary of such closing date (the “Other Retained Remediation Liabilities”) (collectively the “Retained Remediation Liabilities”). Ashland’s liability for Retained Remediation Liabilities is not subject to any claim thresholds or deductibles. However, in the event the Company were to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $175 and an aggregate claim deductible of $5,000. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75,000. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant, related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty), are generally limited by an individual claim threshold of $175, an aggregate claim deductible of $18,600 and a ceiling of $93,000. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139,500, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

As a result, the Company does not currently have any environmental or remediation reserves for matters covered by the purchase agreement. However, if the Company were to incur expenses related to the Other Retained Remediation Liabilities, the Company would be responsible for the first $5,000 in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to take an appropriate environmental or remediation reserve. The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination, the extent of required remediation efforts, the choice of remediation methodology, availability of insurance coverage and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

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

Other Contingencies

On November 16, 2012, a facility owned by the Company in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. The Company continues to utilize other locations to service its Chemicals customers in the region. Losses incurred by the Company associated with the fire have been primarily related to property damage, environmental remediation and additional operating costs associated with servicing our customers. However, the Company has not experienced an adverse impact on business continuity as a result of the fire. For the three months ended December 31, 2013 and 2012, the Company recorded approximately $511 and $3,073, respectively in estimated losses in connection with this event. Additionally, during the three months ended December 31, 2013, the Company recognized insurance proceeds received of $1,874. There were no insurance proceeds recognized during the three months ended December 31, 2012. Generally, the Company recognizes insurance recoveries when the claim has been verified and approved by the insurance company and collection has occurred. Estimated losses and insurance recoveries are included in operating expenses in the consolidated statement of operations. The Company has submitted additional claims for insurance recoveries, but has not recorded any receivables from insurance recoveries that may be received in the future. Insurance recoveries received in excess of book value, if any, may be recorded as a gain in future periods.

Subsequent to the fire incident, the Garland facility was inspected by representatives of the United States Environmental Protection Agency (“EPA”) who advised the Company that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility’s Resource Conservation and Recovery Act (“RCRA”) permit. The EPA and the Company have agreed to enter into negotiations which the Company anticipates will result in a Consent Agreement and Final Order (“CAFO”) that will include the payment of a fine and certain changes in facility operations and will constitute the resolution of this matter. The Company does not expect the CAFO to have a material adverse effect on its future results of operations.

13. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to 10 years, 11 to 20 years, and over 21 years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. A version of the 401(k) plan is also available for qualifying employees of the Company in our foreign subsidiaries. The Company contributed a total of approximately $2,982 and $3,004 to the defined contribution plans in the three months ended December 31, 2013 and 2012, respectively. Of the above contributions to the plans, $1,929 and $2,019, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. With respect to units issued to certain officers and employees, fifty percent of the Series B units vest twenty percent annually over a five year period (“Time-Based Units”), and fifty percent of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Upon the occurrence of a liquidity event during the term of the Performance-Based Units in which TPG Accolade realizes a return based upon cash received (including dividends) divided by aggregate purchase price that is equal to or greater than 3.0x, all Performance-Based Units automatically vest, as long as the employee remains employed by the Company. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series B units previously granted to officers and employees eligible to participate in the Company’s Equity Plan. The repurchase price per unit is the difference between the established threshold value at the time of redemption and the threshold value at the time of the grant.

The following table summarizes Equity Plan activity during the three months ended December 31, 2013:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2013	35,227,878	$0.32
Granted	878,462	0.25
Forfeited/Cancelled	(1,700,000)	0.30
Outstanding at December 31, 2013	34,406,340	$0.29

The fair value of the Series B units granted during the three months ended December 31, 2013 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term of four years, 2) expected price volatility of 39.6%, 3) a risk-free interest rate of 1.01% and 4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The following table summarizes the non-vested Equity Plan units during the three months ended December 31, 2013:

	Units	Average Grant Date Fair Value Per Unit
Nonvested Units at September 30, 2013	26,678,241	$0.32
Granted	878,462	0.25
Vested	(76,363)	0.32
Forfeited	(1,610,000)	0.29

Nonvested at December 31, 2013	25,870,340	$0.28

During the three months ended December 31, 2013 and 2012, 76,363 and 40,000 Series B units vested, respectively, which had a total fair value of approximately of $24 and $12, respectively.

In November 2013, the Board of Directors approved revisions to the pre-established EBITDA targets for certain future fiscal years primarily to account for the impact of the CSD Acquisition and certain revised market expectations. The Company accounted for the revisions as a modification of all the unvested Performance-Based Units outstanding as of the modification date. The modification did not change the Company’s expectations of whether the Performance-Based Units will ultimately vest and did not result in the recognition of compensation cost during the current period. The Company will recognize compensation cost for the unvested Performance-Based Units at the time it deems the achievement of the performance criteria is probable, based on the new fair value per unit as of the modification date, which remained at $0.25 per unit and was based on the same assumptions as described above.

The Company recognized expense of $281 and $240 during the three months ended December 31, 2013 and 2012, respectively. There was no expense recognized during the three months ended December 31, 2013 and 2012 related to

Performance-Based Units, as the Company did not meet the pre-established EBITDA target and did not recognize compensation cost associated with the Performance-Based Units. Expenses related to the restricted equity plan are recorded as a component of selling, general and administrative expenses.

14. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, L.P., “TPG”) pursuant to which it provides the Company with ongoing management, advisory and consulting services. Under the terms of the agreement, TPG receives a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3,000). The Company recorded a management fee of $830 and $750 during the three months ended December 31, 2013 and 2012, respectively. These fees are recorded in selling, general and administrative expenses.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. The Company recorded consulting fees to TPG of $426 and $607 during the three months ended December 31, 2013 and 2012, respectively. These fees are recorded in selling, general and administrative expenses.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were $16 and $31 for the three months ended December 31, 2013 and 2012, respectively. These fees are recorded within selling, general and administrative expenses. The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the three months ended December 31, 2012, the Company paid TPG a one-time aggregate transaction fee of $10,000 in connection with the closing of the purchase of Beijing Plaschem’s operations, which was recorded in “Transaction related costs” in the consolidated statement of operations during the period from November 4, 2010 (inception) to September 30, 2011. During the three months ended December 31, 2013 and in connection with the CSD Acquisition, the Company recorded and paid TPG a one-time aggregate transaction fee of $2,000, which is included in “Transaction related costs” in the consolidated statement of operations.

The Company’s sales to entities deemed related to TPG as of December 31, 2013 were $3,987 and $3,818 for the three months ended December 31, 2013 and 2012, respectively, There were no purchases from TPG related entities for the three months ended December 31, 2013 and 2012.  Prior period information includes sales to or purchases from entities that became related to TPG subsequent to December 31, 2012. At December 31, 2013 and September 30, 2013, TPG entities owed the Company approximately $2,843 and $3,159, respectively, included in “Accounts and notes receivable” in the consolidated balance sheet.

In connection with the CSD Acquisition, the Company assumed a truck and lease service agreement (“Ryder Truck Lease”) with Ryder Truck Rental, Inc. (“Ryder”). John Williford, a member of the Company’s Board of Directors, is the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers. Payments to Ryder, inclusive of reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, were approximately $35 for the three months ended December 31, 2013.

15. Income Taxes

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings made no tax distributions to members during the three months ended December 31, 2013 and 2012. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions. The Company’s sole U.S. corporate subsidiary is subject to tax at the entity level in the U.S.

Income tax expense was $2,419 for the three months ended December 31, 2013 compared to $757 for the three months ended December 31, 2012. The current period income tax expense is largely attributed to foreign income tax expense on profitable foreign operations, primarily related to Nexeo Plaschem. The prior period tax is largely attributed to foreign income tax expense on profitable foreign operations and increased valuation allowances on net operating losses. The tax expense for the three months ended December 31, 2013 reflects an effective tax rate of approximately (27.6)%.

For the periods ended December 31, 2013 and 2012, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.  Due to the on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections by legal entity of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

At December 31, 2013 and September 30, 2013, a valuation allowance of $2,996 and $2,817, respectively, was recorded related to certain deferred tax assets, which are primarily associated with foreign net operating losses. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2013, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

Uncertain Tax Positions

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Holdings to recognize in the financial statements each tax position that meets the more likely than not criteria, measured as the amount of benefit that has a greater than 50% likelihood of being realized. Differences between the amount of tax benefits taken or expected to be taken in the income tax returns and the amount of tax benefits recognized in the financial statements, represent the Company’s unrecognized income tax benefits, which are recorded as a liability. The Company does not have any significant uncertain tax positions; however, the Company has not yet completed its assessment of income tax related effects associated with the CSD Acquisition.

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

16. Segment and Geographic Data

The Company manages its operations in four lines of business: Chemicals, Plastics, Composites and Environmental Services. Our Chemicals and Plastics lines of business are reportable segments. The Composites and Environmental Services lines of business do not individually meet the materiality threshold for separate disclosure. As a result, they are combined for presentation and disclosure purposes in an “Other” category. The Chemicals, Plastics and Composites lines of business are distribution businesses, while the Environmental Services line of business provides hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services.

The operations acquired in the CSD Acquisition are included in the Company’s Chemicals line of business.

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

Each of the lines of business competes with national, regional and local companies throughout North America. The Chemicals and Composites lines of business compete with other distribution companies in Asia. The Plastics line of business also competes with other distribution companies in EMEA and Asia. Competition within each line of business is based primarily on the diversity of the product portfolio, service offerings, reliability of supply, technical support and price. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the consolidated level. A brief description of each of the Company’s lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities, primarily in North America and Asia. The line of business serves the chemical manufacturing needs of original equipment manufacturers (“OEMs”) operating across the broad spectrum of regional industrial segments.  While the line of business serves multiple end markets, key end markets within the industrial space are PICA, industrial, oil and gas, HI&I, lubricants and personal care end markets.

Plastics. The Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. The line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. These plastics products are sold in more than 70 countries worldwide. The line of business serves the manufacturing needs of OEMs and intermediate plastic processors spanning the global plastics manufacturing value chain.  The line of business is a key channel to market providing products into the regional industrial segments of North America, EMEA and China.  While the line of business serves multiple end markets, key end markets in North America are the healthcare and automotive end markets.

Other. The Composites line of business primarily supplies mixed truckload and less-than-truckload quantities of polyester, vinyl ester and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to its customers in North America. The line of business serves the composites product needs of manufacturers looking to replace wood, plastics, metal and other substrate materials with high end (stronger and / or lighter) composite materials.  While the line of business serves OEMs and other intermediate processors across a broad cross section of industrial segments, key end markets in the North America region are the corrosion (pipe and tank), marine, heavy transport, construction, and recreation end markets. The line of business also supplies certain resin products to customers in Asia. The Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the United States. These environmental services are offered through a network of distribution centers, including several transfer facilities.

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

The Company aggregates total assets at the line of business level. The assets attributable to the Company’s lines of business, that are reviewed by the CODM, consist of trade accounts receivable, inventories, goodwill and any specific assets that are otherwise directly associated with a line of business. The Company’s inventory of packaging materials and containers are generally not allocated to a line of business and are included in unallocated assets.

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
SALES AND OPERATING REVENUES
Chemicals	$509,973	$431,417
Plastics	502,363	430,347
Other	93,288	110,005
Total sales and operating revenues	$1,105,624	$971,769
GROSS PROFIT
Chemicals	$43,012	$32,959
Plastics	38,709	35,532
Other	11,278	13,562
Total gross profit	92,999	82,053
Selling, general & administrative	81,799	77,464
Transaction related costs	5,924	5,224
TOTAL OPERATING INCOME(LOSS)	5,276	(635)
Other income	235	597
Interest income (expense):
Interest income	80	106
Interest expense	(14,362)	(13,826)
LOSS BEFORE INCOME TAX	(8,771)	(13,758)
Income tax expense	2,419	757
NET LOSS	(11,190)	(14,515)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,656)	(159)
NET LOSS ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(12,846)	$(14,674)

	December 31, 2013	September 30, 2013
IDENTIFIABLE ASSETS(1)
Chemicals	$597,319	$505,889
Plastics	592,363	578,856
Other	91,016	99,688
Total identifiable assets by segment	1,280,698	1,184,433
Unallocated assets	419,610	415,359
Total assets	$1,700,308	$1,599,792

(1)         The purchase price allocation recorded during the period related to the CSD Acquisition, which is a component of the Chemicals operating segment, is preliminary as the fair value assessment has not been finalized. Any changes in the estimated fair values of the assets acquired and liabilities assumed may change the amount allocable to goodwill.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
North America	$847,962	$791,803
EMEA	143,057	133,216
Asia	114,605	46,750
Total	$1,105,624	$971,769

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3–10 of Regulation S-X issued by the Securities and Exchange Commission. The condensed consolidating financial statements reflect the Company’s financial position as of December 31, 2013 and September 30, 2013; the results of operations, items of comprehensive loss and cash flows for the three months ended December 31, 2013 and 2012.

As a result of the Ashland Distribution Acquisition, on March 31, 2011, Solutions and its wholly owned subsidiary, Nexeo Solutions Finance Corporation (the Issuers), issued $175,000 in aggregate principal amount of senior subordinated notes. The notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Nexeo Solutions Sub Holding Corp. (“Sub Holding”). The guarantees are subject to release under certain customary defeasance provisions. Solutions is also the primary borrower under the Term Loan Facility and the ABL Facility, which are guaranteed by Holdings and Sub Holding. The Co-issuer also is a guarantor under the Term Loan Facility.

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

The Co-Issuer is a wholly owned finance subsidiary of Solutions, which jointly and severally issued the securities. Prior to December 1, 2013, Sub Holding had no independent operations and minimal assets. Consequently, separate financial information of Sub Holding was not previously presented. Effective December 1, 2013, Sub Holding acquired 100% of CSD’s outstanding shares. Following the CSD Acquisition, CSD and each of its subsidiaries were converted to limited liability companies (the “Conversion”). Following the Conversion, Sub Holding assigned $23,000 of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest in Solutions (the “Contribution”). The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions from Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the Contribution. Following the Contribution, CSD and its subsidiaries became wholly owned subsidiaries of Solutions.

The remaining subsidiaries (“Non-Guarantor Subsidiaries”) are not guarantors of the notes.

The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at December 31, 2013

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$230	$—	$1	$5,742	$43,966	$—	$49,939
Accounts and notes receivable, net	—	—	—	387,931	205,748	—	593,679
Inventories	—	—	—	303,903	111,036	—	414,939
Intercompany advances	3,912	—	—	—	—	(3,912)	—
Other current assets	—	—	145	19,570	22,536	—	42,251
Total current assets	4,142	—	146	717,146	383,286	(3,912)	1,100,808
Property, plant and equipment, net	—	—	—	200,918	14,599	—	215,517
Goodwill and other intangibles, net	—	—	—	240,461	113,733	—	354,194
Other non-current assets	—	—	369	28,598	822	—	29,789
Intercompany advances	—	—	—	119,057	—	(119,057)	—
Investment in subsidiaries	354,462	—	63,363	93,889	—	(511,714)	—
Total assets	$358,604	$—	$63,878	$1,400,069	$512,440	$(634,683)	$1,700,308
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long-term debt	$—	$—	$—	$5,109	$58,058	$—	$63,167
Intercompany advances	—	—	12	3,900	—	(3,912)	—
Accounts payable, accrued expenses and other liabilities	160	—	112	323,561	135,789	—	459,622
Total current liabilities	160	—	124	332,570	193,847	(3,912)	522,789
Long-term debt	41,000	—	26,000	679,967	6,068	—	753,035
Other non-current liabilities	—	—	—	7,461	5,442	—	12,903
Intercompany advances	—	—	—	—	119,057	(119,057)	—
Total liabilities	41,160	—	26,124	1,019,998	324,414	(122,969)	1,288,727
Redeemable noncontrolling interest	—	—	—	—	94,137	—	94,137
Members’ Equity
Total members’ equity	317,444	—	37,754	380,071	93,889	(511,714)	317,444
Total liabilities and members’ equity	$358,604	$—	$63,878	$1,400,069	$512,440	$(634,683)	$1,700,308

Condensed Consolidating Balance Sheets at September 30, 2013

	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$15	$—	$27,614	$46,992	$—	$74,621
Accounts and notes receivable, net	—	—	409,931	191,438	—	601,369
Inventories	—	—	271,541	99,333	—	370,874
Intercompany advances	3,631	—	—	—	(3,631)	—
Other current assets	—	—	10,809	20,907	—	31,716
Total current assets	3,646	—	719,895	358,670	(3,631)	1,078,580
Property, plant and equipment, net	—	—	185,631	15,412	—	201,043
Goodwill and other intangibles, net	—	—	176,136	113,033	—	289,169
Other non-current assets	—	—	30,223	777	—	31,000
Intercompany advances	—	—	137,949	—	(137,949)	—
Investment in subsidiaries	357,386	—	111,283	—	(468,669)	—
Total assets	$361,032	$—	$1,361,117	$487,892	$(610,249)	$1,599,792
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long-term debt	$—	$—	$5,036	$52,004	$—	$57,040
Intercompany advances	—	—	3,631	—	(3,631)	—
Accounts payable, accrued expenses and other liabilities	112	—	332,913	121,261	—	454,286
Total current liabilities	112	—	341,580	173,265	(3,631)	511,326
Long-term debt	—	—	654,304	—		654,304
Other non-current liabilities	—	—	7,847	5,013	—	12,860
Intercompany advances	—	—	—	137,949	(137,949)	—
Total liabilities	112	—	1,003,731	316,227	(141,580)	1,178,490
Redeemable noncontrolling interest	—	—	—	60,382	—	60,382
Members’ Equity
Total members’ equity	360,920	—	357,386	111,283	(468,669)	360,920
Total liabilities and members’ equity	$361,032	$—	$1,361,117	$487,892	$(610,249)	$1,599,792

Condensed Consolidating Statements of Operations

For the Three Months Ended December 31, 2013

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$771,838	$333,786	$—	$1,105,624
Cost of sales and operating expenses	—	—	—	704,127	308,498	—	1,012,625
Gross profit	—	—		67,711	25,288	—	92,999
Selling, general and administrative expenses and transaction related costs	1	—	3,397	70,548	13,777	—	87,723
Operating income (loss)	(1)	—	(3,397)	(2,837)	11,511	—	5,276
Other income (expense):		—
Interest expense, net	(160)	—	(110)	(11,925)	(2,087)	—	(14,282)
Equity in earnings of subsidiaries	(11,029)	—	(77)	6,792	—	4,314	—
Other income	—	—	—	60	175	—	235
Income (loss) before income taxes	(11,190)	—	(3,584)	(7,910)	9,599	4,314	(8,771)
Income tax expense (benefit)	—	—	(513)	125	2,807	—	2,419
Net income (loss)	(11,190)	—	(3,071)	(8,035)	6,792	4,314	(11,190)
Net income attributable to noncontrolling interest	(1,656)	—	—	(1,656)	(1,656)	3,312	(1,656)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(12,846)	$—	$(3,071)	$(9,691)	$5,136	$7,626	$(12,846)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended December 31, 2013

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,190)	$—	$(3,071)	$(8,035)	$6,792	$4,314	$(11,190)
Unrealized foreign currency translation gain	1,131	—	—	1,131	1,569	(2,700)	1,131
Unrealized gain on interest rate hedges	82	—	—	82	—	(82)	82
Other comprehensive income	1,213	—	—	1,213	1,569	(2,782)	1,213
Total comprehensive income (loss)	(9,977)	—	(3,071)	(6,822)	8,361	1,532	(9,977)
Comprehensive income attributable to noncontrolling interest	(1,776)	—	—	(1,776)	(1,776)	3,552	(1,776)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(11,753)	$—	$(3,071)	$(8,598)	$6,585	$5,084	$(11,753)

Condensed Consolidating Statements of Operations

For the Three Months Ended December 31, 2012 (1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$715,840	$255,929	$—	$971,769
Cost of sales and operating expenses	—	—	651,016	238,700	—	889,716
Gross profit	—	—	64,824	17,229	—	82,053
Selling, general and administrative expenses and transaction related costs	4	—	68,427	14,257	—	82,688
Operating income (loss)	(4)	—	(3,603)	2,972	—	(635)
Other income (expense):
Interest expense, net	—	—	(11,756)	(1,964)	—	(13,720)
Equity in earnings of subsidiaries	(14,511)	—	717	—	13,794	—
Other income	—	—	187	410	—	597
Income (loss) before income taxes	(14,515)	—	(14,455)	1,418	13,794	(13,758)
Income tax expense	—	—	56	701	—	757
Net income (loss)	(14,515)	—	(14,511)	717	13,794	(14,515)
Net income attributable to noncontrolling interest	(159)	—	—	(159)	159	(159)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(14,674)	$—	$(14,511)	$558	$13,953	$(14,674)

(1)         The Company has revised the condensed consolidating statements of operations for the three months ended December 31, 2012 to reflect intercompany interest activity of $1,579 between Solutions and the Non-Guarantor subsidiaries. The Company does not believe that the revision to this disclosure is material to the prior year’s condensed consolidating financial information.

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended December 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(14,515)	$—	$(14,511)	$717	$13,794	$(14,515)
Unrealized foreign currency translation gain	1,690	—	1,370	2,174	(3,544)	1,690
Unrealized gain on interest rate hedges	166	—	166	—	(166)	166
Other comprehensive income	1,856	—	1,536	2,174	(3,710)	1,856
Total comprehensive income (loss)	(12,659)	—	(12,975)	2,891	10,084	(12,659)
Comprehensive income attributable to noncontrolling interest	(275)	—	—	(275)	275	(275)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(12,934)	$—	$(12,975)	$2,616	$10,359	$(12,934)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended December 31, 2013

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$(15)	$—	$(3,396)	$(15,802)	$(3,385)	$—	$(22,598)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(9,411)	(130)	—	(9,541)
Proceeds from disposal of property and equipment	—	—	—	23	—	—	23
Acquisitions	—	—	(86,378)	(10,000)	—	—	(96,378)
Investment in subsidiary	(40,775)	—	—	(8,000)	—	48,775	—
Net cash used in investing activities	(40,775)	—	(86,378)	(27,388)	(130)	48,775	(105,896)
Cash Flows From Financing Activities
Repurchases of membership units	(128)	—	—	—	—	—	(128)
Tax refunds associated with membership interests	3	—	—	—	—	—	3
Proceeds from short-term debt	—	—	—	—	17,773	—	17,773
Repayments of short-term debt	—	—	—	—	(12,104)	—	(12,104)
Investment from parent	—	—	40,775	—	8,000	(48,775)	—
Transfers to/from affiliates	130	—	—	19,076	(19,206)	—	—
Proceeds from the issuance of long-term debt	51,000	—	50,500	99,391	26,773	—	227,664
Repayment of long-term debt	(10,000)	—	(1,500)	(97,149)	(20,538)	—	(129,187)
Net cash provided by financing activities	41,005	—	89,775	21,318	698	(48,775)	104,021
Effect of exchange rate changes on cash	—	—	—	—	(209)	—	(209)
Increase (Decrease) in Cash	215	—	1	(21,872)	(3,026)	—	(24,682)
Beginning Cash Balance	15	—	—	27,614	46,992	—	74,621
Ending Cash Balance	$230	$—	$1	$5,742	$43,966	$—	$49,939

Supplemental disclosure of non-cash activities:

During the three months ended December 31, 2013, Sub Holding assigned $23,000 of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest. Accordingly, CSD and its subsidiaries became wholly owned subsidiaries of Solutions.

Condensed Consolidating Statements of Cash Flows for the Three Months Ended December 31, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$(16)	$—	$(68,869)	$(42,013)	$—	$(110,898)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	(3,407)	(431)	—	(3,838)
Proceeds from disposal of property and equipment	—	—	—	1,759	—	1,759
Acquisitions	—	—	—	(57,908)	—	(57,908)
Net cash used in investing activities	—	—	(3,407)	(56,580)	—	(59,987)
Cash Flows From Financing Activities
Proceeds from sale of membership interest	273	—	—	—	—	273
Repurchases of member units	(77)	—	—	—	—	(77)
Transfer to/from affiliate	—	—	(19,968)	19,968	—	—
Net change in short-term debt	—			4,611		4,611
Proceeds from the issuance of long-term debt	—	—	232,000	22,065	—	254,065
Repayment of long-term debt	—	—	(135,297)	(30,035)	—	(165,332)
Payment of debt issuance costs	—	—	(4,803)	(20)		(4,823)
Net cash provided by financing activities	196	—	71,932	16,589	—	88,717
Effect of exchange rate changes on cash	—	—	—	(1,173)	—	(1,173)
Increase in Cash	180	—	(344)	(83,177)	—	(83,341)
Beginning Cash Balance	158	—	15,058	120,119	—	135,335
Ending Cash Balance	$338	$—	$14,714	$36,942	$—	$51,994

18. Subsequent Events

On  February 10, 2014, the Company entered into a series of agreements to acquire the St. Louis, Missouri based chemicals blending and distribution business of Archway Sales, Inc., a Missouri corporation, and JACAAB, LLC, a Missouri limited liability company, for an aggregate purchase price of approximately $125,000, subject to a working capital adjustment (collectively, the “Archway Acquisition”). At the closing of the Archway Acquisition, a portion of the purchase price will be placed into escrow and will be released as prescribed by the terms of the acquisition documentation. Closing of the Archway Acquisition is subject to certain customary closing conditions, including, but not limited to, the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company anticipates that the Archway Acquisition will close on or about April 1, 2014 and will be financed with cash on hand and borrowings under the Company’s Credit Facilities. There can be no assurance that all of the conditions to closing the Archway Acquisition will be satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed with the SEC on December 16, 2013. To the extent this discussion and analysis contains forward-looking statements, these statements involve risks and uncertainties. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. Actual results may differ materially from those anticipated in these forward-looking statements.

The terms “Nexeo Solutions Holdings,” “the Company,” “we,” “us,” “our,” “Nexeo” and similar terms in this report refer to Nexeo Solutions Holdings, LLC and its consolidated subsidiaries. The term “Holdings” refers only to Nexeo Solutions Holdings, LLC, a Delaware limited liability company, which owns the majority of the membership interests of Nexeo Solutions, LLC, a Delaware limited liability company. The remaining membership interests are owned by Nexeo Solutions Sub Holding Corp., a wholly-owned subsidiary of Holdings. Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC and its subsidiaries. The operations of Nexeo Solutions, LLC and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

Overview

We are a global distributor of chemicals, plastics and composites products. We also provide environmental services, including waste collection, recovery, recycling and arrangement for disposal.

We connect a network of over 1,300 suppliers with a diverse base of more than 29,000 customers. We offer our customers products used in a broad cross section of industrial end markets, including construction, industrial, oil and gas, HI&I, lubricants, PICA, automotive, healthcare, marine, heavy transport, corrosion, recreation, and personal care. We distribute more than 27,000 products through a supply chain consisting of over 180 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 units, including tractors and trailers, primarily in North America.

We currently employ approximately 2,600 employees globally.

Operational and Financial Developments

Important recent events and accomplishments include the following:

•                  Effective December 1, 2013, the Company acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. (“CSD”), a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight Company (“STX”) and ST Laboratories Group, LLC (“ST Laboratories”), two related businesses of CSD (collectively, the “CSD Acquisition”), for an aggregate purchase price of approximately $96.4 million in cash. The acquisition was financed with $10.0 million of cash on hand and approximately $87.0 million of borrowings under our ABL Facility. See Note 3 to our condensed consolidated financial statements.

•                  On  February 10, 2014, we entered into a series of agreements to acquire the St. Louis, Missouri based chemicals blending and distribution business of Archway Sales, Inc., a Missouri corporation, and JACAAB, LLC, a Missouri limited liability company, for an aggregate purchase price of approximately $125,000, subject to a working capital adjustment (collectively, the “Archway Acquisition”). At the closing of the Archway Acquisition, a portion of the purchase price will be placed into escrow and will be released as prescribed by the terms of the acquisition documentation. Closing of the Archway Acquisition is subject to certain customary closing conditions, including, but not limited to, the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We anticipate that the Archway Acquisition will close on or about April 1, 2014 and will be financed with cash on hand and borrowings under our Credit Facilities. There can be no assurance that all of the conditions to closing the Archway Acquisition will be satisfied.

Segment Overview

We operate through four lines of business: Chemicals, Plastics, Composites and Environmental Services. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while our Composites and Environmental Services lines of business do not individually meet the materiality threshold for separate disclosure, and are, as a result, combined in an “Other” category.

A brief description of each of our lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities, primarily in North America and Asia. The line of business serves the chemical manufacturing needs of OEMs operating across the broad spectrum of regional industrial segments.  While the line of business serves multiple end markets, key end markets within the industrial space are PICA, industrial, oil and gas, HI&I, lubricants and personal care end markets.

Plastics. The Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. The line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. These plastics products are sold in more than 70 countries worldwide. The line of business serves the manufacturing needs of OEMs and intermediate plastic processors spanning the global plastics manufacturing value chain.  The line of business is a key channel to market providing products into the regional industrial segments of North America, EMEA and China.  While the line of business serves multiple end markets, key end markets in North America are the healthcare and automotive end markets.

Composites. Our Composites line of business primarily supplies mixed truckload and less-than-truckload quantities of polyester, vinyl ester, and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to its customers in North America. The line of business serves the composites product needs of manufacturers looking to replace wood, plastics, metal and other substrate materials with high end (stronger and / or lighter) composite materials. While the line of business serves OEMs and other intermediate processors across a broad cross section of industrial segments, the current focus is on the corrosion (pipe and tank), marine, heavy transport, construction, and recreation end markets in the North America region. The line of business also supplies certain resin products to customers in Asia.

Environmental Services. Our Environmental Services line of business, in connection with chemical waste disposal service companies, provides customers with comprehensive, nationwide waste collection, recovery, recycling and disposal services in North America, primarily in the United States. These environmental services are offered through a network of distribution centers, including several transfer facilities.

Certain Factors Affecting Comparability to Prior Period Financial Results

The CSD Acquisition was effective December 1, 2013. Accordingly, the consolidated results of operations for the three months ended December 31, 2013 include the results of the acquired operations since that date, as described further below under “Results of Operations”. The acquired operations are included in our Chemicals line of business.

Outlook

General. We currently distribute products in North America, EMEA (primarily in Western European countries) and Asia (the majority of our business is in China). As a result, our business is subject to broad, global and/or regional macroeconomic factors that affect the business environment of our lines of business and end markets serviced by each. These factors include:

•                  general state of the economy, specifically inflationary or deflationary trends, gross domestic product (“GDP”) growth rates and commodities/feedstocks price movements;

•                  unemployment levels;

•                  government regulation / change in governments;

•                  fiscal and monetary policies of governments, including import and export tariffs, duties, and other taxes;

•                  general income growth and the consumption rates of products; and

•                  rates of technological change in the industries we serve.

We monitor these factors routinely for both strategic and operational impacts. Our operations are most impacted by regional market price fluctuations of the primary raw (feedstock) materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. Market price fluctuations of these primary raw materials directly impact certain decisions of our product suppliers, specifically the manufacturing capacity made available for production of the products we distribute. As capacity or demand patterns change, we may experience a corresponding change in the average selling prices of the products we distribute.

Regional Outlook. During the first quarter of fiscal year 2014 (equivalent to the fourth quarter of calendar year 2013), U.S. GDP grew at an annual rate of 3.2% over the same period last year. Eurozone GDP was estimated to grow at an annual rate of 0.4% (official estimates not released as of the time of this writing) and China GDP expanded 7.70% over the same quarter of the previous year. U.S. GDP growth during the first fiscal quarter of 2014 was impacted by the government shutdown early in the quarter and climate effects related to the abnormally cold weather pattern that developed late in the quarter.

Average Selling Prices. Our average selling prices rise in inflationary environments as producers raise the market prices of the products that we distribute. The reverse is true in deflationary price environments. During inflationary periods, our customers maximize the amount of inventory they carry in anticipation of even higher prices. The environment of excess demand that arises during inflationary periods favorably impacts our volumes sold, total revenues and gross profit due to the lag between rising prices and our cost of goods sold. Deflationary forces, on the other hand, create an environment of overcapacity driving market prices of products downward. During deflationary periods, we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit gross margins.

Average selling prices for chemical and plastics products are primarily dependent on the cost of raw materials or feedstock products: crude oil and natural gas, and derivatives of these two commodities. During our first fiscal quarter, the trading prices for these feedstocks were generally stable. Our average selling price movements were generally mixed, impacted by feedstock pricing trends as well as demand conditions within each line of business and region of operation.  Average selling prices generally trended lower within the Chemicals segment on typically lower seasonal North America demand and higher volume of lower priced commodity product sales during the quarter. Average selling prices within the Plastics line of business trended higher in comparison to the same period in the prior year due largely to  a more favorable pricing environment in EMEA than we experienced during the same period last year and a generally stable price environment in our North America-based polyolefin product  markets. Average selling prices in the Other segment were lower which is consistent with normal seasonal effects and the ongoing weak demand and overcapacity conditions in the Composites line of business.

Strategic Initiatives. We remain focused on our growth and profitability initiatives, including:

•   leveraging our centralized business model by more closely aligning our customer service functions with our lines of business to significantly enhance customer service;

•   improving our pricing methodologies to reflect market conditions and optimize margins;

•   enhancing the processes and tools used by our sales force to increase productivity and motivating our sales force through various incentive programs;

•   expanding our footprint globally by focusing on key end markets within each line of business that we believe will grow faster than the overall market and that will differentiate us from our competitors; and

•   attracting and retaining the talent we need to create new capabilities within our company.

Results of Operations

Three Month Period Ended December 31, 2013 Compared with Three Month Period Ended December 31 2012

	Three Months Ended December 31,		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Three Month Period Ended December 31,
(Dollars in millions)	2013	2012	$ Change	% Change	2013	2012
Sales and operating revenues	$1,105.6	$971.8	$133.8	13.8%	100%	100%
Cost of sales and operating expenses	1,012.6	889.7	(122.9)	(13.8)	91.6	91.6
Gross profit	93.0	82.1	10.9	13.3	8.4	8.4
Selling, general and administrative expenses	81.8	77.5	(4.3)	(5.5)	7.4	8.0
Transaction related costs	5.9	5.2	(0.7)	(13.5)	0.5	0.5
Operating income (loss)	5.3	(0.6)	5.9	983.3	0.5	(0.1)
Other income	0.2	0.6	(0.4)	(66.7)	—	0.1
Net interest expense	(14.3)	(13.7)	(0.6)	(4.4)	(1.3)	(1.4)
Loss before income taxes	(8.8)	(13.7)	4.9	35.8	(0.8)	(1.4)
Income tax expense	2.4	0.8	(1.6)	(200.0)	0.2	0.1

Net loss	$(11.2)	$(14.5)	$3.3	22.8%	(1.0)%	(1.5)%

Sales and operating revenues and cost of sales and operating expenses

For the three months ended December 31, 2013, sales and operating revenues were $1,105.6 million compared to $971.8 million for the three months ended December 31, 2012, an increase of $133.8 million, or 13.8%. The increase in revenues was primarily attributable to strong volume increases in our Chemicals line of business in Asia and North America, which was driven by main specialty products, and increased volumes in our Plastics line of business, with particularly strong growth in Asia. Additionally, compared to the same period in the prior year, the three months ended December 31, 2013 includes the impact of the CSD Acquisition completed on December 1, 2013, which provided 1.4% of our revenue growth, as well as an additional month of operations for Nexeo Plaschem. The increase in revenue was partially offset by lower sales volumes in our Composites line of business compared to the same period in the prior year.

Cost of sales and operating expenses for the three months ended December 31, 2013 were $1,012.6 million compared to $889.7 million for the three months ended December 31, 2012, an increase of $122.9 million, or 13.8%, primarily as a result of the increase in volumes discussed above. Cost of sales and operating expenses during the three months ended December 31, 2013 include the effect of the inventory step-up charge of $1.2 million resulting from the CSD Acquisition.

While the pricing environment is different for each line of business, products and geography, at the enterprise level, for the three months ended December 31, 2013, average selling prices of the products we distribute across the enterprise decreased slightly in comparison to the same period in the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 were $81.8 million compared to $77.5 million for the three months ended December 31, 2012, an increase of $4.3 million, or 5.5%. Approximately $1.7 million of that increase is attributable to increased selling, general and administrative expenses resulting from the CSD Acquisition and the additional month of operations for Nexeo Plaschem, and $2.6 million of the increase was driven primarily by an increase in employee-related costs of approximately $1.5 million and increased costs of approximately $1.3 million related to the timing of certain marketing and sales initiatives commenced during the current quarter. Additionally, depreciation and amortization expense increased by approximately $1.9 million driven primarily by certain information technology assets recently placed in service and vehicles purchased towards the end of fiscal year 2013. The increase in selling, general and administrative expenses was partially offset by a decrease in consulting and contract labor costs of approximately $1.6 million. Although our ongoing level of investment in personnel has reduced significantly, we will continue to make investments in personnel as needed in order to enhance our commercial capabilities in key end markets.

Transaction related costs

We incurred $5.9 million in transaction related costs for the three months ended December 31, 2013 compared to $5.2 million for the three months ended December 31, 2012, an increase of $0.7 million, or 13.5%. Transaction related costs incurred during the three months ended December 31, 2013 relate primarily to legal and consulting fees incurred in connection with the closing of the CSD Acquisition, including a success fee paid to TPG of $2.0 million, and the evaluation of other potential transactions.

Interest expense

Net interest expense for the three months ended December 31, 2013 was $14.3 million compared to $13.7 million for the three months ended December 31, 2012, an increase of $0.6 million, or 4.4%. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense compared to the same period in the prior year is primarily due to additional borrowings under the credit facilities available to Nexeo Plaschem.

Income tax expense

Income tax expense for the three months ended December 31, 2013 was $2.4 million compared to $0.8 million for the three months ended December 31, 2012, an increase of $1.6 million, or 200.0%. The increase in income tax expense compared to the same period in the prior year is largely attributed to foreign income tax expense on profitable foreign operations, primarily related to Nexeo Plaschem.

Segment Analysis

Three Month Period Ended December 31, 2013 Compared with Three Month Period Ended December 31, 2012

	Three Months Ended December 31,		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Three Month Period Ended December 31,
(Dollars in millions)	2013	2012	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	2013	2012
Chemicals
Sales and operating revenues	$510.0	$431.4	$78.6	18.2%	46.1%	44.4%
Gross profit	$43.0	$33.0	$10.0	30.3%	46.2%	40.2%
Gross profit %	8.4%	7.6%
Plastics
Sales and operating revenues	$502.4	$430.4	$72.0	16.7%	45.4%	44.3%
Gross profit	$38.7	$35.5	$3.2	9.0%	41.6%	43.2%
Gross profit %	7.7%	8.2%
Other
Sales and operating revenues	$93.2	$110.0	$(16.8)	(15.3)%	8.5%	11.3%
Gross profit	$11.3	$13.6	$(2.3)	(16.9)%	12.2%	16.6%
Gross profit %	12.1%	12.4%
Consolidated
Sales and operating revenues	$1,105.6	$971.8	$133.8	13.8%	100.0%	100.0%
Gross profit	$93.0	$82.1	$10.9	13.3%	100.0%	100.0%
Gross profit %	8.4%	8.4%

Chemicals

For the three months ended December 31, 2013, sales and operating revenues for the Chemicals line of business increased $78.6 million, or 18.2%, compared to the same period in the prior year. The revenue increase was primarily attributable to the strong volume growth in Asia and North America, driven by both specialties and commodities sales volumes in North America combined with the addition of CSD’s operations, which contributed approximately 3.2% of the revenue growth, as well as an additional month of operations for Nexeo Plaschem compared to the same period in the prior year. Overall, across the multiple product categories sold, average selling prices remained relatively flat or down slightly when compared to the same period in the prior year. Gross profit increased $10.0 million, or 30.3%, for the three months ended December 31, 2013 compared to the same period in the prior year. This increase in gross profit was primarily due to the specialties revenue growth during the current fiscal quarter and the absence of the significant costs related to the fire at our Garland facility that were incurred during the same period in the prior year. Additionally, during the three months ended December 31, 2013, we recognized insurance proceeds received of $1.9 million related to this incident. Offsetting the increase in gross profit is a $1.2 million charge related to the inventory step-up resulting from the CSD Acquisition.

The year-over-year growth in revenue and gross profit for the Chemicals line of business was in part due to strong growth in certain key product lines related to our ongoing supplier turnover initiatives. Specialty product volume as a percent of total volume is substantially higher than it was during the same period in the prior year, driven in part by our go-to-market strategies across key end markets.

Plastics

For the three months ended December 31, 2013, sales and operating revenues for the Plastics line of business increased $72.0 million, or 16.7%, from the same period in the prior year. The revenue increase was primarily attributable to increased volume in Asia, combined with an overall line of business net increase in average selling prices of approximately 5.5%, driven by the North America and EMEA regions. Revenue growth in both North America and EMEA was primarily related to continued sales growth in the automotive and healthcare end markets. Gross profit increased $3.2 million, or 9.0%, for the three months ended December 31, 2013, compared to the same period in the prior year. Gross profit increased in EMEA through a combination of a favorable pricing environment, stable market demand, and volume growth in polyolefin products with average selling prices up over the same period last year. Our Asia plastics business grew gross profit substantially, despite weakness in average selling prices, over the same period in the prior year. Gross profit in our North America business was down slightly over the same period in the prior year with a generally flat pricing environment in specialty products, which generate higher margins, compared to price increases in commodities, which generate lower profit margins.

Other

For the three months ended December 31, 2013, combined sales and operating revenues for the Other category decreased $16.8 million, or 15.3%. The decrease in revenues was primarily due to a weak macroeconomic business environment as well as an ongoing difficult microeconomic environment creating challenging operating conditions across the majority of the end markets serviced by our Composites line of business, when compared to the same period during the prior year. However, this decrease in revenues was offset by slight growth in revenue in our Environmental Services line of business and more favorable pricing during the three months ended December 31, 2013. Gross profit for the Other category decreased $2.3 million, or 16.9%, compared to the same period in the prior year primarily as a result of decreased product sales.

In North America, our Composites line of business experienced tremendous pressure resulting from the compounding effects of seasonality, continued weakness in demand, overcapacity in supplies and low-priced imports of Asia-based composites products. In contrast, our Asia operations experienced higher average selling prices compared to the same period in the prior year despite similar weak product demand in that region. The Environmental Services line of business grew sales and operating revenues as well as gross profit compared to the same period during the prior year. Quarter over prior year quarter growth in gross profit was driven by new customer acquisitions coupled with higher margins on that new business. Additionally, the Environmental Services line of business expanded sales volumes with existing customers at higher margins. The higher margin business is the net result of the Company’s product line management efforts and market-based pricing initiatives.

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

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor payments. For the three months ended December 31, 2013, significant non-operating cash use of approximately $96.4 million was related to the CSD Acquisition. We funded the payment of the purchase price with $10.0 million of cash on hand and approximately $87.0 million of borrowings under the ABL Facility.

The revolving credit facilities at Nexeo Plaschem are currently supported by letters of credit drawn on our ABL Facility. If Nexeo Plaschem was not able to meet its obligations on their credit facilities, the letters of credit could be drawn. Other than these revolving credit facilities, if the joint venture requires additional funding for its operations that are in excess of its operating cash flows and short term credit line availability, such additional funding will be at the discretion of the board of directors of the joint venture, which is controlled by us.

We have the opportunity, and in certain situations the obligation, to acquire up to the remaining 40% of Nexeo Plaschem from the noncontrolling interest shareholders in several steps, if certain conditions are met, for cash up to approximately RMB 650.0 million (approximately $107.2 million at December 31, 2013), plus an interest component which varies depending on when various conditions are met. Additionally, the noncontrolling interest shareholders have an unrestricted right to sell their entire remaining interest in the joint venture to the Company after meeting certain conditions, for a cash payment or payments up to approximately RMB 500.0 million (approximately $82.5 million at December 31, 2013) plus an interest component which varies depending on when the various rights are exercised. During the first quarter of fiscal year 2014, the terms of the joint venture arrangement surrounding the purchase of the 40% equity interest held by the noncontrolling interest shareholders were amended, primarily to extend the agreement for one year and clarify certain other terms and conditions. The amendment did not significantly alter the terms of the agreement and did not materially impact our consolidated financial statements. During the second quarter of fiscal year 2014, we anticipate purchasing additional equity interests in Nexeo Plaschem totaling 20% for approximately RMB 300.0 million (approximately $49.5 million at December 31, 2013) plus an interest component totaling approximately RMB 43.2 million (approximately $7.1 million at December 31, 2013). During fiscal year 2014, we also anticipate purchasing additional equity interests totaling 10% in Nexeo Plaschem for an amount up to approximately RMB 175.0 million (approximately $28.9 million at December 31, 2013) plus an interest component totaling up to approximately RMB 46.0 million (approximately $7.6 million at December 31, 2013).

Capital expenditures for the three months ended December 31, 2013, excluding the CSD Acquisition, were $9.5 million, primarily for information technology investments and additions to our private delivery fleet. We expect our aggregate capital expenditures for fiscal year 2014 (excluding acquisitions) to be approximately $50.0 million, including forecasted capital expenditures associated with the CSD Acquisition. These expenditures will be primarily related to fixed asset replacements and betterments, IT infrastructure and to pursue investments in future growth initiatives. This amount excludes payments or purchases of the additional equity interests in Nexeo Plaschem.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. There were no material quarterly distributions for the three months ended December 31, 2013 and 2012.

We are required to make semi-annual interest payments on our senior subordinated notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the senior subordinated notes and the Credit Facilities was approximately $11.1 million for the three months ended December 31, 2013. Our ABL Facility currently matures on July 11, 2017, our Term Loan Facility matures on September 9, 2017, and our Notes mature on March 1, 2018.  As of December 31, 2013, we were in compliance with the covenants of the Credit Facilities and the Indenture governing the Notes.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, and borrowings available to us under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of December 31, 2013, we had $49.9 million in cash and cash equivalents and $326.1 million of borrowing capacity available under our ABL Facility, net of borrowings and letters of credit.

Under our ABL Facility, as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. As of December 31, 2013, Trigger Event Excess Availability under our ABL Facility was $302.3 million, which was $251.3 million in excess of the $51.0 million threshold that would trigger the foregoing requirements.

Our long-term liquidity needs are primarily related to early principal payments required in certain circumstances under the Term Loan Facility and the acquisition of additional interests in Nexeo Plaschem if/when certain conditions are met. While there can be no assurance, we anticipate that cash flows from operations will provide for the majority of these long-term liquidity needs. Additionally, we have final maturity debt payments on our debt due in 2017 and 2018. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

As of December 31, 2013, we had $49.9 million in cash and cash equivalents. Of this amount, $44.0 million was held by foreign subsidiaries outside of the United States, denominated predominately in Canadian dollars, Euros and RMB. At December 31, 2013, we had approximately $12.7 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from SAFE. We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

The following table sets forth the major categories of our cash flows for the three month periods ended December 31, 2013 and 2012.

	Three Months Ended December 31,
(Dollars in millions)	2013	2012
Net cash used in operating activities	$(22.6)	$(110.9)
Net cash used in investing activities	(105.9)	(60.0)
Net cash provided by/(used in) financing activities	104.0	88.7
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.1)
Increase/(decrease) in cash and cash equivalents	(24.7)	(83.3)
Cash and cash equivalents at beginning of period	74.6	135.3
Cash and cash equivalents at end of period	$49.9	$52.0

Major Categories of Cash Flows

Three Month Period Ended December 31, 2013 Compared with Three Month Period Ended December 31, 2012

Cash flows from operations

Net cash used in operating activities for the three months ended December 31, 2013 was $22.6 million. Net loss of $11.2 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $13.9 million, resulted in approximately $2.7 million of cash inflow during the three months ended December 31, 2013. Additionally, a net decrease in accounts receivable driven primarily by timing of collections generated a cash inflow of approximately $33.7 million during the current period. There have been no changes in our billing terms or collection processes during the current period and Nexeo Plaschem’s operations has continued to offer billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables at Nexeo Plaschem totaled approximately $44.4 million at December 31, 2013 and are supported by banknotes issued by large banks in China on behalf of these customers. The items discussed above were partially offset by a net increase in our inventories of approximately $34.7 million primarily resulting from increased orders placed to take advantage of pricing environment for certain products and to meet forecasted sales for next fiscal quarter. Cash outflow during the period is also attributable to a net increase in other current assets of $9.2 million primarily related to prepaid inventory, and a net decrease in accounts payable and other accrued expenses, collectively totaling $14.7 million, primarily related to the payment of employee incentive compensation.

Net cash used in operating activities for the three months ended December 31, 2012 was $110.9 million. Net loss of $14.5 million, adjusted for significant non-cash items such as depreciation and amortization expenses, collectively totaling

$11.7 million, resulted in approximately $2.8 million of cash outflow during the period. Our inventories increased by approximately $64.5 million primarily as a result of increased orders placed to forecasted sales during the second quarter of fiscal year 2013 coupled with lower than anticipated sales during the last week of December. The remainder of the net cash outflow is attributable to a decrease in accounts payable and other accrued expenses of $66.6 million and the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem. These cash outflows were partially offset by a net decrease in accounts receivable of approximately $40.9 million.

Cash flows from investing activities

Investing activities used $105.9 million of cash during the three months ended December 31, 2013, primarily due to the CSD Acquisition totaling $96.4 million and capital expenditures of approximately $9.5 million primarily related to additional information technology investments and additions to our private fleet. Investing activities used $60.0 million of cash for the three months ended December 31, 2012, due to the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem for $57.9 million and capital expenditures of approximately $3.8 million partially offset by proceeds from the sale of assets of approximately $1.8 million.

Cash flows from financing activities

Financing activities provided $104.0 million of cash for the three months ended December 31, 2013, primarily as a result of net borrowings under the ABL Facility of $99.7 partially associated with the CSD Acquisition and net borrowings of $5.7 million on short-term lines of credit available to Nexeo Plaschem. These borrowings were partially offset by the quarterly installment on the Term Loan Facility of $1.3 million. Financing activities provided $88.7 million of cash for the three months ended December 31, 2012, primarily as a result of net borrowings of $171.5 million on the Term Loan Facility and net borrowings of $4.6 million on short-term lines of credit available to our China joint venture. These borrowings were partially offset by net debt repayments on the ABL Facility of approximately $81.8 million, payment of debt issuance costs of $4.8 million and the quarterly installment on the Term Loan Facility of $1.3 million.

Contractual Obligations and Commitments

As of December 31, 2013, amounts due under our contractual commitments are as follows:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (a)	$63.2	$10.1	$748.6	$—	821.9
Estimated interest payments (b)	43.2	85.5	39.6	—	168.3
Operating lease obligations (c)	15.3	18.0	9.0	14.3	56.6
Purchase obligations (d)	3.7	—	—	—	3.7
Other long-term obligations (e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet, including certain employee benefit liabilities (f)	0.5	—	—	0.9	1.4
Total (g)	$128.9	$119.6	$803.2	$15.2	$1,066.9

(a)                   Long-term debt obligations include: (i) the payment of our $175.0 million in outstanding principal on the Notes, (ii) the payment of $99.6 million in outstanding principal (as of December 31, 2013) under our ABL Facility, (iii) the payment of $488.9 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.

(b)                   Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of December 31, 2013 held constant to maturity.

(c)                    Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment. This includes one remaining facility leased under the TSA with Ashland.

(d)                   Purchase obligations are primarily estimated obligation costs to relocate employees or locate new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal year 2014, although it is not practicable to establish definite completion dates for each employee’s relocation. Purchase obligations also include non-cancellable equipment orders as of December 31, 2013.

(e)                    Other long term obligations are recurring minimum fees paid to TPG for services under our management services agreement with TPG. TPG is paid a quarterly management fee in connection with providing management services. The management fee is equal to 2.0% of the Adjusted EBITDA, as defined in the management services agreement, and has a minimum of $0.750 million per quarter. The difference between the minimum amount and 2.0% of EBITDA is payable as soon as practicable following Adjusted EBITDA determination for the immediately preceding quarter. The amounts above reflect the minimum annual fee of $3.0 million per year for the next five years.

(f)                     Represents liabilities under certain employee benefit obligations.

(g)                    Excludes any future payments or purchases of additional equity interests in the joint venture. See Note 3 to our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements at December 31, 2013.

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

Credit Risk

We are subject to the risk of loss arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $44.4 million at December 31, 2013) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At December 31, 2013, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 3.71% for the three months ended December 31, 2013. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5% for the three months ended December 31, 2013. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $4.9 million increase in annual interest expense based on the Term Loan Facility balance at December 31, 2013.

Fair Value Measurements

During January 2012, we entered into four interest rate swap agreements with a combined notional amount of $275 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility (the variable rate is subject to a floor of 1.5%). The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized. During the three months ended December 31, 2013, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.2 million, which was recorded in interest expense. During the three months ended December 31, 2013, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.1 million, which was recorded in other comprehensive income. As of December 31, 2013, approximately $0.7 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At December 31, 2013, the estimated fair value of our derivative liabilities was (in millions):

Sources of Fair Value	2014	2015	2016	2017	2018	2019 and thereafter	Total fair value
Interest Rate:
Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.6	0.5	—	(0.1)	—	—	1.0
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$0.6	$0.5	$—	$(0.1)	$—	$—	$1.0

For further discussion of how we determine these fair values, see Note 11 to our condensed consolidated financial statements.

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

Included in our consolidated results of operations for the three months ended December 31, 2013 is a $0.1 million net loss related to foreign exchange rate fluctuations. During the three months ended December 31, 2013, we experienced currency exposures to several currencies, with the most significant currency exposures being those related to the Chinese renminbi and the Canadian dollar versus the U.S. dollar. The average exchange rate for these currencies fluctuated to various degrees but such fluctuation did not exceed 2.5% from their respective values at September 30, 2013. Assuming the same directional variation as occurred, a hypothetical 10% strengthening/weakening in the value of these currencies relative to the value of the U.S. dollar from September 30, 2013 levels, could have generated a net loss/gain of approximately $0.4 million in our statement of operations during the three months ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On December 2, 2013, the Company completed the CSD Acquisition. The CSD Acquisition was effective December 1, 2013 and the Company is currently in the process of integrating the acquired operations into the Company’s overall internal controls over financial reporting. See Note 3 to our condensed consolidated financial statements for additional information on the CSD Acquisition.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Ashland and its subsidiaries, however, were named defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting the Distribution Business prior to the date of the Ashland Distribution Acquisition, including certain environmental claims and employee-related matters. While the outcome of these lawsuits, investigations and claims against Ashland cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on the Distribution Business or our business, results of operations, cash flows or financial condition. We have not assumed any liabilities arising out of these existing lawsuits, investigations and claims against Ashland. In addition, under the purchase agreement for the Ashland Distribution Acquisition, Ashland agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligation resulting from its breach of any representation, warranty or covenant related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. In the event we were to incur costs arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation for the Other Retained Remediation Liabilities is subject to an individual claim threshold of $175,000 and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligation resulting from or relating to the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) or the Retained Remediation Liabilities or Retained Litigation Liabilities is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the $930.0 million purchase price for the Distribution Business (subject to any purchase price adjustments).

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

On November 16, 2012, a facility owned by us in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. Subsequent to this incident, the Garland facility was inspected by representatives of the EPA who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility’s RCRA permit. The EPA and us have agreed to enter into negotiations which we anticipate will result in a Consent Agreement and Final Order (“CAFO”) that will include the payment of a fine and certain changes in facility operations and will constitute the resolution of this matter. We do not expect the CAFO to have a material adverse effect on our future results of operations.

We expect that, from time to time, we may be involved in lawsuits, investigations and claims arising out of our operations in the ordinary course of business.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013. The risks described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risks described in our Annual Report on Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

In connection with the CSD Acquisition, Solutions issued a participating preferred interest to Sub Holding pursuant to an exemption under Section 4(2) of the Securities Act in exchange for Sub Holding’s ownership interest in CSD and the assumption of $23.0 million of Sub Holding’s long-term debt (the “Contribution”).  The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions of Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the Contribution.

During the three months ended December 31, 2013, we sold unregistered securities as described below. The transaction did not involve any underwriters, underwriting discounts or commissions or any public offering, and we believe it was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipient of these securities represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Pursuant to a subscription agreement dated November 14, 2013, between Nexeo Solutions Holdings, LLC and a member of management, this person subscribed to purchase a total of 19,231 Series A Units in exchange for a cash payment of less than $0.1 million.

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

Nexeo Solutions Holdings, LLC,

February 14, 2014	/s/ Ross J. Crane
Ross J, Crane
Executive Vice President, Chief Financial Officer and Assistant Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1*

Stock Purchase Agreement, dated October 4, 2013, by and between Nexeo Solutions Sub Holding Corp. and the shareholders of Chemical Specialists and Development, Inc. and Chemical Specialists and Development, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2013 (File No. 333-179870-02)).

2.2*

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

4.2

Joinder to ABL Pledge and Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.3

Joinder to ABL Credit Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.4

Joinder to Term Loan Credit Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.5

TLB Guaranty Supplement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.6

TLB Trademark Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.24 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.7

ABL Trademark Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.25 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.8

Joinder to ABL Intercreditor Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC. (incorporated by reference to Exhibit 4.26 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

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

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

†                          Filed herewith.

††                   Furnished herewith.

t                       Management contract or compensatory plan or arrangement.

*                          Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to Exhibit 2.1 and Exhibit 2.2 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

**                   Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.