Form 10-Q
period 2014-03-31
Nexeo Solutions Holdings, LLC
filed 2014-05-15
CIK 1540047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The equity interests of the registrant are not publicly held. At May 9, 2014, the registrant’s common equity consisted of membership interests, 99.5% of which was held by TPG Accolade, L.P. and the remaining interests were held by management of Nexeo Solutions Holdings, LLC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2014	September 30, 2013
CURRENT ASSETS
Cash and cash equivalents	$184,643	$74,621
Accounts and notes receivable (net of allowance for doubtful accounts of $5,053 and $4,337, respectively)	674,343	601,369
Inventories	423,937	370,874
Other current assets	37,736	31,716
Total current assets	1,320,659	1,078,580

NON-CURRENT ASSETS
Property, plant and equipment, net	222,532	201,043
Goodwill	279,541	220,746
Other intangible assets, net of amortization	107,406	68,423
Other non-current assets	30,162	31,000
Total non-current assets	639,641	521,212
Total Assets	$1,960,300	$1,599,792

CURRENT LIABILITIES
Short-term borrowings, current portion of long-term debt and capital lease obligations	$66,710	$57,040
Accounts payable	463,997	403,386
Accrued expenses and other liabilities	41,658	46,769
Income taxes payable	1,377	4,131
Total current liabilities	573,742	511,326

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations, less current portion, net	981,835	654,304
Non-current deferred income taxes	40,983	3,446
Other non-current liabilities	9,500	9,414
Total non-current liabilities	1,032,318	667,164
Total Liabilities	1,606,060	1,178,490

Commitments and Contingencies (see Note 12)
Redeemable noncontrolling interest	37,899	60,382

MEMBERS’ EQUITY
Series A membership interest	490,734	490,729
Series B membership interest	3,548	3,039
Accumulated deficit	(166,697)	(122,464)
Accumulated other comprehensive loss	(11,244)	(10,384)
Total members’ equity	316,341	360,920
Total Liabilities and Members’ Equity	$1,960,300	$1,599,792

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited, in thousands)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2014		March 31, 2013
Sales and operating revenues	$1,187,655	$2,293,279	$1,139,495	$2,111,264
Cost of sales and operating expenses	1,080,790	2,093,415	1,034,957	1,924,673
GROSS PROFIT	106,865	199,864	104,538	186,591
Selling, general and administrative expenses	86,531	168,330	78,853	156,317
Transaction related costs	2,967	8,891	289	5,513
OPERATING INCOME	17,367	22,643	25,396	24,761
OTHER INCOME	454	689	641	1,238
INTEREST INCOME (EXPENSE):
Interest income	65	145	136	242
Interest expense	(15,718)	(30,080)	(14,333)	(28,159)
INCOME (LOSS) BEFORE INCOME TAXES	2,168	(6,603)	11,840	(1,918)
INCOME TAX EXPENSE	983	3,402	1,072	1,829
NET INCOME (LOSS)	1,185	(10,005)	10,768	(3,747)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	168	(1,488)	107	(53)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$1,353	$(11,493)	$10,875	$(3,800)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2014		March 31, 2013
NET INCOME (LOSS)	$1,185	$(10,005)	$10,768	$(3,747)

Unrealized foreign currency translation loss	(2,331)	(1,200)	(6,275)	(4,585)
Unrealized gain on interest rate hedges	137	219	193	360
Other comprehensive loss	(2,194)	(981)	(6,082)	(4,225)
Total comprehensive income (loss)	(1,009)	(10,986)	4,686	(7,972)
Comprehensive (income) loss attributable to noncontrolling interest	409	(1,367)	80	(196)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXEO SOLUTIONS HOLDINGS, LLC AND SUBSIDIARIES	$(600)	$(12,353)	$4,766	$(8,168)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Members’ Equity

(Unaudited, in thousands)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance September 30, 2013	$490,729	$3,039	$(122,464)	$(10,384)	$360,920
Sales of membership units to management	25	—	—	—	25
Repurchases of membership units	(24)	(36)	—	—	(60)
Tax refunds associated with membership interests	4	—	—	—	4
Adjustment of contingently redeemable noncontrolling interest to redemption value	—	—	(32,740)	—	(32,740)
Equity-based compensation	—	545	—	—	545
Comprehensive loss:
Net loss	—	—	(10,005)	—	(10,005)
Other comprehensive loss	—	—	—	(981)	(981)
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(1,488)	121	(1,367)
Balance March 31, 2014	$490,734	$3,548	$(166,697)	$(11,244)	$316,341

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
CASH FLOWS FROM OPERATIONS
Net loss	$(10,005)	$(3,747)
Adjustments to reconcile to cash flows from operations:
Depreciation, amortization and impairment loss	26,140	19,270
Debt issuance costs and original issue discount amortization	3,905	4,439
Provision for bad debt	1,131	1,725
Benefit for deferred income taxes	(107)	(1,107)
Equity-based compensation charges	545	815
Gain from sales of property and equipment	(161)	(514)
Changes in assets and liabilities:
Accounts and notes receivable	(50,202)	(95,939)
Inventories	(45,556)	(84,502)
Other current assets	(5,438)	(11,770)
Accounts payable	43,226	49,114
Related party payables	—	(10,000)
Accrued expenses and other liabilities	(8,072)	(6,254)
Changes in other operating assets and liabilities, net	(3,129)	(2,525)
Net cash used in operating activities	(47,723)	(140,995)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(27,047)	(10,581)
Proceeds from the disposal of property and equipment	332	2,178
Acquisitions	(96,382)	(57,908)
Net cash used in investing activities	(123,097)	(66,311)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of membership units	25	365
Repurchases of membership units	(160)	(203)
Tax refunds (distributions) associated with membership interests	4	(17)
Payments on short-term obligations associated with the acquisition of Beijing Plaschem’s operations	—	(16,766)
Purchase of additional equity interest in Nexeo Plaschem	(55,937)	—
Proceeds from short-term debt	29,491	29,665
Repayment of short-term debt	(20,780)	(601)
Proceeds from issuance of long-term debt	799,723	509,574
Repayment of long-term debt	(470,951)	(405,628)
Payments of debt issuance costs	(1,809)	(4,823)
Net cash provided by financing activities	279,606	111,566
Effect of exchange rate changes on cash and cash equivalents	1,236	(1,946)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,022	(97,686)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,621	135,335
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184,643	$37,649
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$4,277	$3,536
Inventory payable associated with the acquisition of Beijing Plaschem’s operations	$—	$25,981

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited, currencies in thousands)

1. Organization and Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company. On March 31, 2011, Holdings purchased the global distribution business (the “Distribution Business”) from Ashland, Inc. (“Ashland”), which is referred to as the “Ashland Distribution Acquisition.” Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC (“Solutions”) and its subsidiaries. Holdings owns the majority of the membership interests of Solutions while the remaining membership interests are owned by Nexeo Solutions Sub Holding Corp. (“Sub Holding”), a wholly-owned subsidiary of Holdings. Holdings and its subsidiaries (collectively, the “Company”) is a global distributor of chemicals, plastics and composites products. The Company also provides environmental services, including waste collection, recovery, recycling and arrangement for disposal.

The Company is a global distributor of chemicals and composite products in North America and Asia, and plastics in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. The Company also provides arrangement for waste disposal services in North America through its Environmental Services division. The Company connects a network of over 1,300 suppliers with a diverse base of more than 29,000 customers. The Company offers its customers products used in a broad cross section of industrial end markets, including construction, industrial, oil and gas, household, industrial and institutional (“HI&I”), lubricants,  performance coatings (including architectural coatings, adhesives, sealants and elastomers, or “CASE”), automotive, healthcare, marine, heavy transport, corrosion, recreation, and personal care. The Company distributes more than 27,000 products through a supply chain consisting of over 180 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 units, including tractors and trailers, primarily in North America.

As of March 31, 2014, the Company employed approximately 2,600 employees globally.

This information does not include the impact of acquisitions closed after March 31, 2014.

2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2014. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on December 16, 2013.

The condensed consolidated financial data as of September 30, 2013 presented in these unaudited condensed consolidated financial statements were derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Recent Accounting Pronouncements Not Yet Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2013-04, Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements. It will require the Company to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. ASU 2013-04 also will require the Company to disclose important information related to those obligations. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while requiring expanded disclosures surrounding the assets, liabilities, income, and expenses of discontinued operations. This ASU also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU but currently does not expect it to have a material effect on the Company’s financial position or results of operations.

3. Acquisitions

Chemical Specialists and Development, Inc.

Effective December 1, 2013, Sub Holding acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. (“CSD”), a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas. On the same date, Solutions acquired substantially all of the assets of STX Freight Company (“STX Freight”) and ST Laboratories Group, LLC (“ST Laboratories”), two related businesses of CSD. The acquisition of CSD’s outstanding shares and substantially all the assets of STX Freight and ST Laboratories is referred to, collectively, as the “CSD Acquisition.” The Company paid an aggregate purchase price of $96,382 for the CSD Acquisition. Of the purchase price, $10,000 may remain in escrow for a period of up to three years and relates to certain indemnification obligations under the purchase agreement. The acquisition was financed with $10,000 of cash on hand and approximately $87,000 of borrowings under the Company’s asset-based loan facility (the “ABL Facility”).

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

The following table summarizes the Company’s preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

Preliminary Purchase Price Allocation
Accounts receivable	$24,729
Inventory	9,200
Other current assets	1,113
Property, plant and equipment	14,700
Customer-related intangible	36,000
Trademarks and trade names	3,500
Non-compete agreements	5,100
Other non-current assets	374
Goodwill	59,147
Total assets acquired	153,863

Accounts payable	16,786
Other current liabilities	2,331
Deferred tax liability — current	542
Other non-current liabilities	549
Deferred tax liability — non-current	37,273
Total liabilities assumed	57,481

Net assets acquired	$96,382

During the three months ended March 31, 2014, adjustments were made to the preliminary purchase price allocation to refine the estimated fair value of the identified intangible assets, to reflect the estimated fair value of obligations assumed and indemnification receivables, if applicable, and to reflect the impact of final net working capital adjustments. Additionally, during the three months ended March 31, 2014, adjustments were made to the preliminary purchase price allocation in order to recognize deferred tax liabilities associated with the transaction, including the tangible as well as the identified intangible assets acquired through the acquisition. The net impact to goodwill associated with these adjustments was $39,086.  The purchase price allocation remains preliminary as the fair value assessment for liabilities assumed has not been finalized. The Company expects to finalize the purchase price allocation during the current fiscal year. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed may change the amount of the purchase price allocable to goodwill and any such changes that are material to the Company’s consolidated financial results will be adjusted retroactively. There is no contingent consideration related to the CSD Acquisition.

Costs associated with effecting the CSD Acquisition are included in transaction related costs in the condensed consolidated statement of operations and totaled $0 and $4,770 during the three and six months ended March 31, 2014, respectively. Costs associated with effecting the CSD Acquisition were immaterial during the three and six months ended March 31, 2013. Costs associated with the CSD Acquisition totaled $1,860 for the fiscal year ended September 30, 2013.

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

Inventory

Inventory consists primarily of finished products to be distributed to the Company’s customers. The fair value of inventory was established through application of the income approach, using estimates based upon the future profitability that is expected to be generated once the inventory is sold (net realizable value).

Other Current Assets

Other current assets consist primarily of prepaid expenses which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. Other current assets also include indemnification assets recorded in connection with the recognition of current contingent obligations assumed. The indemnification assets represent the reimbursement the Company reasonably expects to receive from funds currently held in escrow pursuant to the purchase agreement.

Property, Plant and Equipment

Property, plant and equipment consist of owned locations in the United States (“U.S.”), in Texas and Louisiana, including operating facilities, warehouse facilities and office buildings. The fair value of buildings and land improvements was determined using the cost approach, and the fair value of land was determined using the sales comparison approach.

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

Other Non-Current Assets

Other non-current assets represent indemnification assets recorded in connection with the recognition of certain non-current contingent obligations. The indemnification assets represent the reimbursement the Company reasonably expects to receive from funds currently held in escrow pursuant to the purchase agreement.

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets. Of the total amount of goodwill recognized, the Company expects $10,000 to be deductible for tax purposes.

Accounts Payable

Accounts payable represent short-term obligations owed to the vendors of the acquired business, which were assumed in the CSD Acquisition. These accounts payable and short-term obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Current Liabilities

Other current liabilities represent primarily accrued expenses and include assumed contingent obligations including income tax-related uncertainties. Accrued expenses did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. Contingent obligations were valued using an expected value (probability-weighted) approach.

Other Non- Current Liabilities

Other non-current liabilities represent assumed contingent obligations, including income tax-related uncertainties, and were valued using an expected value (probability-weighted) approach.

Deferred Tax Liabilities — Current and Non-Current

Subsequent to the CSD Acquisition, Sub Holding contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest in Solutions. The deferred tax liabilities are primarily attributable to the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis. The deferred tax liabilities are also attributable to the fair values allocated to inventory, property, plant and equipment and identified intangibles acquired which are different for financial reporting purposes than for tax reporting purposes and give rise to temporary differences.

The deferred tax liabilities will reverse in future periods or have reversed as the related tangible and intangible assets are amortized, inventory is sold, goodwill is impaired or the investment in Solutions is sold.

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the CSD Acquisition as if it had occurred as of the beginning of the prior fiscal year, or October 1, 2012. The unaudited consolidated pro forma results reflect certain adjustments related to the CSD Acquisition, primarily the amortization associated with estimates for the acquired tangible and intangible assets and the charge associated with the fair value adjustment to inventory.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the CSD Acquisition. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the CSD Acquisition been completed on the date indicated.

	Three and Six Months Ended		Three and Six Months Ended
	March 31, 2014		March 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and operating revenues	$1,187,655	$2,326,101	$1,190,117	$2,211,087
Operating income	$18,745	$30,139	$26,868	$27,570
Net income (loss)	$2,707	$(2,772)	$11,900	$(1,640)
Net income (loss) attributable to Nexeo Solutions LLC and subsidiaries	$2,875	$(4,260)	$12,006	$(1,693)

Impact of the CSD Acquisition on the Company’s Unaudited Condensed Consolidated Financial Information

For the three and six months ended March 31, 2014, the Company’s consolidated sales and operating revenues include $41,164 and $54,978, respectively, related to the operations of the acquired businesses since the effective date of the CSD Acquisition. For the three and six months ended March 31, 2014, net income (loss) includes $1,268 and $508, respectively, related to the operations acquired since the effective date of the CSD Acquisition. The six months ended March 31, 2014 include a $1,198 charge related to the inventory fair value step-up adjustment recorded during the first quarter of fiscal year 2014. The charge related to the inventory fair value step-up adjustment is recorded in “Cost of sales and operating expenses” in the condensed consolidated statement of operations.

China Joint Venture

In September 2012, the Company formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd (“Nexeo Plaschem) with the shareholders of Beijing Plaschem Trading Co., Ltd (“Beijing Plaschem”). While the Company initially owned 60% of the joint venture, in March 2014, the Company completed the purchase of additional equity interests totaling 20% for an aggregate cash amount of approximately 343,150 Chinese Renminbi (“RMB”) (approximately $55,937), bringing its total ownership of Nexeo Plaschem to 80%. The Company holds 75% of the seats on Nexeo Plaschem’s board, exercises control over the entity and consolidates 100% of the operations of the joint venture, reflecting the 20% it does not own as a contingently redeemable noncontrolling interest, classified as mezzanine equity (temporary equity) on the condensed consolidated balance sheet.

The income generated or loss incurred by Nexeo Plaschem during any particular period is allocated to the Company and to the noncontrolling interest based on each party’s applicable ownership percentage for that period. The joint venture is not a guarantor of the senior subordinated notes issued by Solutions and Nexeo Solutions Finance Corporation (the “Co-Issuer,” and together with Solutions, the “Issuers”), the ABL Facility or its term loan credit facility (the “Term Loan Facility”) (collectively, the “Credit Facilities”).

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

Contingently Redeemable Noncontrolling Interest

During February 2014, the noncontrolling interest shareholders exercised their right to sell half of their initial 40% equity interest in Nexeo Plaschem for approximately RMB 343,150 (approximately $56,590 at the exercise date). The Company settled the transaction on March 14, 2014 and paid $55,937 after the effect of foreign currency exchange fluctuations. Accordingly, the Company currently owns 80% of Nexeo Plaschem.

Pursuant to the joint venture arrangement, the Company has the opportunity, and in certain situations, the obligation, to acquire up to the remaining 20% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem in several steps, if certain conditions are met, for cash of up to approximately RMB 350,000 (approximately $56,300 at March 31, 2014) plus an interest component which varies depending on when various conditions are met. Additionally, for the same cash amount of RMB 350,000, the noncontrolling shareholders have an unrestricted right to sell their entire remaining interest in Nexeo Plaschem to the Company, in one or several steps, if certain conditions are met. A portion of the applicable purchase price for the remaining 20% equity interest will be based on Nexeo Plaschem’s performance for calendar years 2013 and 2014. The exercise of these rights and obligations is outside of the control of the Company, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet. During the first quarter of fiscal year 2014, the Company and the noncontrolling shareholders of Nexeo Plaschem amended the terms of the joint venture arrangement surrounding the purchase of the equity interest held by the noncontrolling shareholders, primarily to extend it for one year and to clarify certain other terms and conditions. The amendment did not significantly modify the terms of the arrangement and did not materially impact the Company’s consolidated financial statements.

Nexeo Plaschem’s contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest. In addition, the carrying value of the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it becomes probable that the rights and obligations to acquire up to the remaining equity interest of the joint venture will be exercised.  Any adjustments to the redemption value are recorded in accumulated deficit. The Company periodically evaluates the probability of exercise of such rights and obligations based on the likelihood of completion of specific conditions precedent to exercise. Through March 31, 2014, as the likelihood of completion of specific conditions has increased, the Company has determined that it is probable that certain rights and obligations will be exercised to acquire all of the remaining interest in the joint venture. Accordingly, the carrying value of the noncontrolling interest is stated at redemption value as of March 31, 2014.

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the three and six months ended March 31, 2014:

	Three Months	Six Months
	Ended	Ended
	March 31, 2014	March 31, 2014
Beginning balance	$94,137	$60,382
Total comprehensive income (loss) attributable to noncontrolling interest	(409)	1,367
Redemption value adjustment (1)	761	32,740
Exercise of selling rights by noncontrolling shareholders	(56,590)	(56,590)
Ending balance	$37,899	$37,899

(1)         Includes the impact on the estimated redemption value associated with the joint venture’s operating performance through the first quarter of calendar year 2014 compared to contractual targets.

4. Cash and Cash Equivalents — Risks and Uncertainties

At March 31, 2014, the Company had $184,643 in cash and cash equivalents. Of this amount, $42,777 was held by foreign subsidiaries outside of the U.S., denominated primarily in Canadian Dollars, Euros and RMB. At March 31, 2014, the Company had approximately $9,505 in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange (“SAFE”). The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

At March 31, 2014, the cash and cash equivalents balance included approximately $119,000 borrowed from the ABL Facility to fund the closing of a transaction on April 1, 2014. See note 18.

5. Inventories

Inventories at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014	September 30, 2013
Finished products	$421,631	$368,573
Supplies	2,306	2,301
Total	$423,937	$370,874

6. Property, Plant and Equipment

Property, plant and equipment at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014	September 30, 2013
Land	$43,254	$40,499
Plants and buildings	70,794	66,459
Machinery and equipment	133,385	111,138
Software and computer equipment	51,474	44,577
Construction in progress	15,911	12,225
Total	314,818	274,898
Less accumulated depreciation	(92,286)	(73,855)
Property, plant and equipment, net	$222,532	$201,043

Total depreciation expense on property, plant and equipment was $11,324 and $20,654 for the three and six months ended March 31, 2014, respectively. Included in depreciation expense for the three and six months ended March 31, 2014 is an impairment loss of $1,331 related to the closure of a facility in the U.S. arising from network optimization strategies. The facility remains classified as held and used and therefore is included in the carrying value of property, plant and equipment in the Company’s condensed consolidated balance sheet.  Total depreciation expense on property, plant and equipment was $7,824 and $15,607 for the three and six months ended March 31, 2013, respectively.

7. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the six months ended March 31, 2014 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2013	$92,949	$101,115	$26,682	$220,746
CSD Acquisition	59,147	—	—	59,147
Foreign currency translation	(196)	(156)	—	(352)
Balance at March 31, 2014	$151,900	$100,959	$26,682	$279,541

The purchase price allocation for the CSD Acquisition remains preliminary as the fair value assessment has not been finalized. Any changes in the estimated fair values may change the amount of the purchase price allocable to goodwill. See Note 3.

Goodwill Impairment Test

Goodwill is tested for impairment annually at March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment, for the Company. At March 31, 2014, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired.

Other Intangibles

Definite-lived intangible assets at March 31, 2014 and September 30, 2013 consisted of the following:

		March 31, 2014			September 30, 2013
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5 — 14	$117,089	$(18,955)	$98,134	$81,173	$(14,522)	$66,651
Leasehold interest intangible	1 — 20	2,350	(1,360)	990	2,456	(1,367)	1,089
Non-competition agreements(2)	3-5	6,700	(1,940)	4,760	1,600	(1,333)	267
Other(3)	2-6	4,256	(734)	3,522	768	(352)	416
Total		$130,395	$(22,989)	$107,406	$85,997	$(17,574)	$68,423

(1)                  Includes net carrying amounts of $59,400, $3,934 and $34,800 at March 31, 2014 associated with the Ashland Distribution Acquisition, the acquisition of Beijing Plaschem’s operations, and the CSD Acquisition (see Note 3), respectively. Includes net carrying amounts of $62,100, and $4,551 at September 30, 2013 associated with the Ashland Distribution Acquisition and the acquisition of Beijing Plaschem’s operations, respectively.

(2)                  In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-competition agreement. In connection with CSD Acquisition, former officers agreed to five year non-competition agreements.

(3)                  Represents trademarks and trade names associated with the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem as well as the CSD Acquisition. As of March 31, 2014, net carrying amounts include $220 and $3,302 related to the acquisition of Beijing Plaschem’s operations and the CSD Acquisition, respectively.

Amortization expense recognized on intangible assets was $3,159 and $5,486 for the three and six months ended March 31, 2014, respectively. Amortization expense recognized on intangible assets was $1,892 and $3,663 for the three and six months ended March 31, 2013, respectively.

8. Other Non-Current Assets

Other non-current assets at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014	September 30, 2013
Debt issuance cost, net	$25,385	$26,932
Other	4,777	4,068
Total	$30,162	$31,000

9. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at March 31, 2014 and September 30, 2013 are summarized below:

	March 31, 2014	September 30, 2013
Short-term borrowings under line of credit agreements available to Nexeo Plaschem	$59,941	$52,004
Current portion of long-term debt and capital lease obligations	6,769	5,036
Total short-term borrowings and current portion of long term debt and capital lease obligations, net	$66,710	$57,040

Long-term debt outstanding at March 31, 2014 and September 30, 2013 is summarized below:

	March 31, 2014	September 30, 2013
Asset based loan facility	$162,231	$—
Term loan facility	657,200	490,125
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	334	173
Total long-term debt	994,765	665,298
Less: unamortized debt discount	(6,161)	(5,958)
Less: current portion of long-term debt and capital lease obligations	(6,769)	(5,036)
Long-term debt and capital lease obligations, less current portion, net	$981,835	$654,304

The weighted average rate of interest on borrowings under the ABL Facility was 3.10% and 3.37% at March 31, 2014 and September 30, 2013, respectively. The interest rate for the Term Loan Facility was 5.0% at March 31, 2014 and September 30, 2013.

The Company’s accounts receivable and inventory in the U.S. and Canada, which totaled approximately $811,934 as of March 31, 2014, are collateral under the Credit Facilities. Collective credit availability under the U.S. and Canadian Tranches was $291,874 and $419,341 at March 31, 2014 and September 30, 2013, respectively. The Company is in compliance with all debt covenants.

Third Supplemental Indenture to Senior Subordinated Notes Indenture

On December 4, 2013, and in connection with the CSD Acquisition, CSD entered into a third supplemental indenture pursuant to which CSD and its subsidiaries became guarantors under the Indenture governing the senior subordinated notes (the “Notes”).

Incremental Amendment to Amended and Restated Term Loan Credit Agreement

On February 21, 2014, Solutions entered into an Incremental Amendment to Amended and Restated Credit Agreement (the “Incremental Amendment”), among Solutions, the Company, Sub Holding, the subsidiary guarantors party thereto, the additional lender party thereto and Bank of America, N.A., as administrative agent and collateral agent, which amended the Term Loan Facility (as previously amended and as further amended by the Incremental Amendment, the “Amended Term Loan Credit Agreement”).

The Incremental Amendment provides for, among other things, new Term B-3 Loans (as defined in the Incremental Amendment) in an aggregate principal amount of $170,000, which were fully drawn by Solutions, the Company and Sub Holding (collectively, the “Borrowers”), on a joint and several basis, on February 21, 2014, in addition to (i) the existing Term B-2 Loans (as defined in the Amended Term Loan Credit Agreement) which were drawn by Solutions in an aggregate principal amount of $175,000 on October 16, 2012, and (ii) the existing Term B-1 Loans (as defined in the Amended Term Loan Credit Agreement), which were drawn by Solutions in an aggregate principal amount of $325,000 on March 31, 2011.

The Company received net proceeds of $169,150, net of discount of $850, from the Term B-3 Loans which were used to repay approximately $125,000 aggregate principal amount of loans outstanding under the Borrowers’ asset-based revolving credit facility on February 21, 2014, to pay fees and expenses related to the transactions and for general corporate purposes.

The interest rate provisions for the Term B-3 Loans are the same as for the Term B-1 Loans and the Term B-2 Loans.  The Term B-3 Loans bear interest at a rate per annum equal to, at the Borrower’s option, either (a) a London interbank offered rate (“LIBOR”) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.5%, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.5%.

Consistent with the Term B-2 Loans and Term B-1 Loans, the Term B-3 Loans will mature on September 9, 2017 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-3 Loans, with the balance payable on the final maturity date, subject to the amend and extend provisions applicable under the Term Loan Facility.

Solutions may voluntarily prepay outstanding Term B-1 Loans and outstanding Term B-2 Loans, and the Borrowers may voluntarily prepay outstanding Term B-3 Loans, without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans and, with respect to the Term B-3 Loans only, a 1.0% premium on the outstanding amount of any Term B-3 Loans prepaid or refinanced in connection with certain repricing transactions occurring on or prior to February 21, 2015.

The amendment was accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendment totaled approximately $1,809 and were recorded as debt issuance costs to be amortized as interest expense over the remaining term of the Term Loan Facility. There was no gain or loss recognized related to this modification.

Nexeo Plaschem’s Short-Term Borrowings

During October 2012, Nexeo Plaschem entered into a line of credit agreement which is used to fund its working capital requirements. The current borrowing limit is approximately $23,800. The line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount and bears interest at either LIBOR plus 2.8% or 105% of the People’s Bank of China’s (“PBOC”) base rate. The weighted average interest rate was 4.5% at March 31, 2014. At March 31, 2014, the outstanding balance under this line of credit was approximately $22,900 and remaining availability was approximately $700, including the effect of approximately $200 of outstanding letters of credit under the line of credit. At September 30, 2013, the outstanding balance and the weighted average interest rate under the line of credit were $23,800 and 4.6%, respectively. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a second line of credit agreement which is also used to fund its working capital requirements. During the first quarter of fiscal year 2013, this credit agreement was renewed and the borrowing limit decreased to RMB 150,000, or approximately $24,100. The line of credit agreement is secured by a standby letter of credit drawn on the ABL Facility covering 100%, and bears interest at the applicable PBOC base rate, depending on the length of time for which a specific amount is borrowed. The weighted average interest rate was 5.6% at March 31, 2014. At March 31, 2014, the outstanding balance under this line of credit was approximately $37,100 and approximately $6,800 related to letters of credit and bankers’ acceptance letters had been issued to suppliers under the line of credit. Nexeo Plaschem is allowed to surpass the stated borrowing limit in the line of credit agreement as it pledges proceeds of its notes receivable. As of March 31, 2014, Nexeo Plaschem has pledged proceeds from certain of its notes receivable covering RMB 122,600, or approximately $19,800. At September 30, 2013, the outstanding balance and the weighted average interest rate under the line of credit were $28,000 and 5.8%, respectively. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

10. Derivatives

On January 6, 2012, the Company entered into four interest rate swap agreements of varying expiration dates with a combined notional amount of $275,000 to help manage the Company’s exposure to interest rate risk related to its variable rate Term Loan Facility. As of March 31, 2014, the notional amount of outstanding interest rate swap agreements was $200,000. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

During the three and six months ended March 31, 2014, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $187 and $379, respectively, which were recorded in interest expense. During the three and six months ended March 31, 2013, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $189 and $380, respectively, which were recorded in interest expense. During the three and six months ended March 31, 2014, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of $137 and $219, respectively, which were recorded in other comprehensive income. During the three and six months ended March 31, 2013, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of $193 and $360, respectively, which were recorded in other comprehensive income. At March 31, 2014, approximately $632 in unrealized losses are expected to be realized within the next twelve months.

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

The Company’s financial instruments recorded at fair value on a recurring basis relate solely to its interest rate swaps. At March 31, 2014, the Company recorded $609 in “Accrued expenses and other liabilities” and $251 in “Other non-current liabilities” in the condensed consolidated balance sheet related to these instruments. At September 30, 2013, the Company recorded $651 in “Accrued expenses and other liabilities” and $427 in “Other non-current liabilities” in the condensed consolidated balance sheet related to these instruments.

During the six months ended March 31, 2014 and 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem approximate fair value due to the short-term maturity of those instruments.

The carrying values of borrowings outstanding under the ABL Facility and the Term Loan Facility approximate fair value at March 31, 2014 and September 30, 2013, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the long-term senior subordinated notes was approximately $177,971 and $172,599 at March 31, 2014 and September 30, 2013, including accrued interest of $1,221 and $1,099, respectively. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the three and six months ended March 31, 2014, the Company recorded non-recurring fair value measurements related to the CSD Acquisition. All of these fair value measurements were classified as Level 3 within the fair value hierarchy.

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

Other Contingencies

On November 16, 2012, a facility owned by the Company in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. The Company continues to utilize other locations to service its Chemicals customers in the region. Losses incurred by the Company associated with the fire have been primarily related to additional operating costs associated with servicing our customers, property damage and environmental remediation. However, the Company has not experienced an adverse impact on business continuity as a result of the fire. For the three and six months ended March 31, 2014, the Company recorded approximately $383 and $894, respectively, in gross losses in connection with this event. Additionally, during the three and six months ended March 31, 2014, the Company recognized insurance proceeds of $276 and $2,150, respectively. For the three and six months ended March 31, 2013, the Company recorded approximately $1,800 and $4,934, respectively, in gross losses in connection with this event. Additionally, during the three and six months ended March 31, 2013, the Company recognized insurance proceeds of $592. Generally, the Company recognizes insurance recoveries when the claim has been verified and approved by the insurance company and collection has occurred. Estimated losses and insurance recoveries are included in operating expenses in the condensed consolidated statement of operations. The Company has submitted additional claims for insurance recoveries, but has not recorded any receivables from insurance recoveries that may be received in the future. Insurance recoveries received in excess of book value, if any, may be recorded as a gain in future periods.

Subsequent to the fire incident, the Garland facility was inspected by representatives of the U.S. Environmental Protection Agency (“EPA”) who advised the Company that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility’s Resource Conservation and Recovery Act (“RCRA”) permit. The EPA and the Company have agreed to enter into negotiations which the Company anticipates will result in a Consent Agreement and Final Order (“CAFO”) that will include the payment of a fine and certain changes in facility operations and will constitute the resolution of this matter. The Company does not expect the CAFO to have a material adverse effect on its future results of operations.

13. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to 10 years, 11 to 20 years, and over 21 years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. A version of the 401(k) Plan is also available for qualifying employees of the Company in our foreign subsidiaries. The Company contributed a total of approximately $3,088 and $6,070 to the defined contribution plans in the three and six months ended March 31, 2014, respectively, and $3,097 and $6,102 for the three and six months ended March 31, 2013, respectively. Of the above contributions to the plans, $2,130 and $4,059 in the three and six months ended March 31, 2014, respectively, and $2,119 and $4,139 in the three and six months ended March 31, 2013, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. With respect to units issued to certain officers and employees, 50% percent of the Series B units vest 20% annually over a five year period (“Time-Based Units”), and 50% of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Upon the occurrence of a liquidity event during the term of the Performance-Based Units in which TPG Accolade, L.P. (“TPG Accolade”) realizes a return based upon cash received (including dividends) divided by aggregate purchase price that is equal to or greater than 3.0x, all Performance-Based Units automatically vest, as long as the employee remains employed by the Company. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series B units previously granted to officers and employees eligible to participate in the Company’s Equity Plan. The repurchase price per unit is the difference between the established threshold value at the time of redemption and the threshold value at the time of the grant.

The following table summarizes Equity Plan activity during the six months ended March 31, 2014:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2013	35,227,878	$0.32
Granted	1,958,462	0.26
Forfeited/Cancelled	(1,880,000)	0.29
Outstanding at March 31, 2014	35,306,340	$0.29

The fair value of the Series B units granted during the six months ended March 31, 2014 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term of three to four years, 2) expected price volatility of 39.6%-40.7%, 3) a risk-free interest rate of 1.0% to 1.1% and 4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The following table summarizes the non-vested Equity Plan units during the six months ended March 31, 2014:

	Units	Average Grant Date Fair Value Per Unit
Nonvested units at September 30, 2013	26,678,241	$0.32
Granted	1,958,462	0.26
Vested	(1,842,364)	0.33
Forfeited	(1,790,000)	0.29
Nonvested units at March 31, 2014	25,004,339	$0.28

During the three and six months ended March 31, 2014, Series B units vested totaled 1,766,001 and 1,842,364, respectively, which had a total fair value of approximately of $582 and $606, respectively. During the three and six months ended March 31, 2013, Series B units vested totaled 1,838,000 and 1,878,000, respectively, which had a total fair value of approximately of $606 and $618, respectively.

In November 2013, the Board of Directors approved revisions to the pre-established EBITDA targets for certain future fiscal years primarily to account for the impact of the CSD Acquisition and revised market expectations. The Company accounted for the revisions as a modification of all the unvested Performance-Based Units outstanding as of the modification date. The modification did not change the Company’s expectations of whether the Performance-Based Units will ultimately vest and did not result in the recognition of compensation cost during the current period. The Company will recognize compensation cost for the unvested Performance-Based Units at the time it deems the achievement of the performance criteria is probable, based on the new fair value per unit as of the modification date, which remained at $0.25 per unit and was based on the same assumptions as described above.

The Company recognized compensation expense associated with Time-Based Units of $264 and $545 during the three and six months ended March 31, 2014, respectively, and $575 and $815 during the three and six months ended March 31, 2013, respectively. There was no compensation expense recognized during the three and six months ended March 31, 2014 and 2013 related to Performance-Based Units, as the Company did not meet the pre-established EBITDA target and did not recognize compensation cost associated with the Performance-Based Units. Expenses related to the Equity Plan are recorded as a component of selling, general and administrative expenses.

14. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, “TPG”) pursuant to which it provides the Company with ongoing management, advisory and consulting services. Under the terms of the agreement and through December 31, 2013, TPG received a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter, subject to a minimum annual fee of $3,000. Effective January 1, 2014, the quarterly management fee to TPG is equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) less $175, subject to a revised minimum annual amount of $2,825. The Company recorded management fees payable to TPG of $828 and $1,658 during the three and six months ended March 31, 2014, respectively, and $1,022 and $1,772 during the three and six months ended March 31, 2013, respectively. These fees are recorded in selling, general and administrative expenses.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. The Company recorded consulting fees to TPG of $497 and $922 during the three and six months ended March 31, 2014, respectively, and $291 and $898 during the three and six months ended March 31, 2013, respectively. These fees are recorded in selling, general and administrative expenses.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were $16 and $31 for the three and six months ended March 31, 2014, respectively, and $31 and $63 for the three and six months ended March 31, 2013, respectively. These fees are recorded within selling, general and administrative expenses.

The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the first quarter of fiscal year 2013, the Company paid TPG a one-time aggregate transaction fee of $10,000 in connection with the closing of the purchase of Beijing Plaschem’s operations, which was recorded in “Transaction related costs” in the consolidated statement of operations during the period from November 4, 2010 (inception) to September 30, 2011. During the first quarter of fiscal year 2014 and in connection with the closing of the CSD Acquisition, the Company recorded and paid TPG a one-time aggregate transaction fee of $2,000, which is included in “Transaction related costs” in the condensed consolidated statement of operations. In connection with the closing on April 1, 2014 of the acquisition of the St. Louis, Missouri based chemicals blending and distribution business of Archway Sales, Inc., a Missouri corporation (“Archway”), and JACAAB, LLC, a Missouri limited liability company (“JACAAB” and collectively, the “Archway Acquisition”), the Company will pay TPG a one-time aggregate transaction fee of approximately $2,500 during the third quarter of fiscal year 2014.

The Company’s sales to entities deemed related to TPG as of March 31, 2014 were $4,067 and $8,054 for the three and six months ended March 31, 2014, respectively. Sales to TPG entities were $5,035 and $8,852 for the three and six months ended March 31, 2013, respectively. There were no purchases from TPG related entities for the three and six months ended March 31, 2014 and 2013.  Prior period information includes sales to or purchases from entities that became related to TPG subsequent to March 31, 2013. At March 31, 2014 and September 30, 2013, TPG entities owed the Company approximately $2,775 and $3,159, respectively, included in “Accounts and notes receivable” in the consolidated balance sheet.

Effective January 1, 2014, under the terms of a consulting services agreement, the Company agreed to pay an annual fee of $175 to Steven B. Schwarzwaelder, a member of the Company’s Board of Directors, for strategic consulting services. The company recorded fees of $44 for the three and six months ended March 31, 2014 related to this agreement. These fees are recorded in selling, general and administrative expenses.

In connection with the CSD Acquisition, the Company assumed a truck and lease service agreement (“Ryder Truck Lease”) with Ryder Truck Rental, Inc. (“Ryder”). John Williford, a member of the Company’s Board of Directors, is the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers. Payments to Ryder, inclusive of reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, were approximately $77 and $112 for the three and six months ended March 31, 2014, respectively.

15. Income Taxes

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings made no tax distributions to members during the three and six months ended March 31, 2014 and made tax distributions of $17 during the three and six months ended March 31, 2013. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions. The Company’s sole U.S. corporate subsidiary is subject to tax at the entity level in the U.S.

Income tax expense was $983 for the three months ended March 31, 2014 compared to $1,072 for the three months ended March 31, 2013. The current period income tax expense is largely attributed to foreign income tax expense on profitable foreign operations.  The tax expense for the three months ended March 31, 2014 reflects an effective tax rate of approximately 45.3%.

Income tax expense was $3,402 for the six months ended March 31, 2014 compared to $1,829 for the six months ended March 31, 2013. The current period income tax expense is largely attributed to foreign income tax expense on profitable foreign operations.  The tax expense for the six months ended March 31, 2014 reflects an effective tax rate of approximately (51.5)%.

For the periods ended March 31, 2014 and 2013, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.  Due to the on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections by legal entity of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

At March 31, 2014 and September 30, 2013, a valuation allowance of $3,017 and $2,817, respectively, was recorded related to certain deferred tax assets, which are primarily associated with foreign net operating losses. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at March 31, 2014, management believes it is not more likely than not that it will realize a significant amount of its deferred tax assets.

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

During the three months ended March 31, 2014, the Company completed its evaluation of income tax-related uncertainties associated with the CSD Acquisition and determined that the recognition threshold was met. The ultimate outcome of these uncertainties is covered by indemnification provisions under the purchase agreement. Accordingly, the Company has recognized indemnification assets in connection with the recognition of these income tax-related uncertainties. The indemnification assets are included in “Other non-current assets” in the condensed consolidated balance sheet at March 31, 2014 and represent the reimbursement the Company reasonably expects to receive from funds currently held in escrow pursuant to the purchase agreement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below:

Balance at September 30, 2013	$—
Increases related to positions taken on items from prior years	461
Decreases related to positions taken on items from prior years	—
Increases related to positions taken in the current year	—
Lapse of statute of limitations	—
Settlement of uncertain tax positions with tax authorities	—
Balance at March 31, 2014	$461

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the condensed consolidated statements of operations. There were interest and penalties of $36 during the three and six months ended March 31, 2014. There were no such interest and penalties during the three and six months ended March 31, 2013.

The Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. Within the U.S., the Company is subject to state income tax examination by tax authorities for periods after March 2011. With respect to countries outside of the U.S., with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2010.

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

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities, primarily in North America and Asia. The line of business serves the chemical needs of original equipment manufacturers (“OEMs”) operating across the broad spectrum of regional industrial segments.  While the line of business serves multiple end markets, key end markets within the industrial space are CASE, industrial, oil and gas, HI&I, lubricants and personal care end markets.

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

Other. The Composites line of business primarily supplies mixed truckload and less-than-truckload quantities of polyester, vinyl ester and other thermoset resins, fiberglass and other specialty reinforcements, catalysts and allied products to its customers in North America. The line of business serves the composites product needs of manufacturers looking to replace wood, plastics, metal and other substrate materials with high end (stronger and / or lighter) composite materials.  While the line of business serves OEMs and other intermediate processors across a broad cross section of industrial segments, key end markets in the North America region are the corrosion (pipe and tank), marine, heavy transport, construction, and recreation end markets. The line of business also supplies certain resin products to customers in Asia. The Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the U.S. These environmental services are offered through a network of distribution centers, including several transfer facilities.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2014		March 31, 2013
SALES AND OPERATING REVENUES
Chemicals	$557,639	$1,067,612	$518,698	$950,115
Plastics	526,828	1,029,191	510,846	941,192
Other	103,188	196,476	109,951	219,957
Total sales and operating revenues	$1,187,655	$2,293,279	$1,139,495	$2,111,264
GROSS PROFIT
Chemicals	$50,865	$93,877	$45,708	$78,667
Plastics	43,952	82,661	45,984	81,516
Other	12,048	23,326	12,846	26,408
Total gross profit	106,865	199,864	104,538	186,591
Selling, general & administrative	86,531	168,330	78,853	156,317
Transaction related costs	2,967	8,891	289	5,513
TOTAL OPERATING INCOME	17,367	22,643	25,396	24,761
Other income	454	689	641	1,238
Interest income (expense):
Interest income	65	145	136	242
Interest expense	(15,718)	(30,080)	(14,333)	(28,159)
INCOME (LOSS) BEFORE TAX	$2,168	$(6,603)	$11,840	$(1,918)

	March 31, 2014	September 30, 2013
IDENTIFIABLE ASSETS
Chemicals(1)	$666,090	$505,889
Plastics	648,550	578,856
Other	100,569	99,688
Total identifiable assets by segment	1,415,209	1,184,433
Unallocated assets	545,091	415,359
Total assets(1)	$1,960,300	$1,599,792

(1)         The purchase price allocation for the CSD Acquisition, which is a component of the Chemicals operating segment, remains preliminary as the fair value assessment has not been finalized. Any changes in the estimated fair values of the assets acquired and liabilities assumed may change the amount allocable to goodwill.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2014		March 31, 2013
North America	$968,178	$1,816,140	$934,604	$1,726,406
EMEA	164,485	307,542	158,790	292,006
Asia	54,992	169,597	46,101	92,852
Total	$1,187,655	$2,293,279	$1,139,495	$2,111,264

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the SEC. The condensed consolidating financial statements reflect the Company’s financial position as of March 31, 2014 and September 30, 2013; the results of operations, items of comprehensive income/loss and cash flows for the three and six months ended March 31, 2014 and 2013.

As a result of the Ashland Distribution Acquisition, on March 31, 2011, the Issuers issued the Notes in an aggregate principal amount of $175,000. The Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holding. The guarantees are subject to release under certain customary defeasance provisions. Solutions is also the primary borrower under the Credit Facilities, which are guaranteed by Holdings and Sub Holding. The Co-issuer also is a guarantor under the Term Loan Facility. The Co-issuer (labeled “Finance” in the tables below) has no independent operations and no assets or liabilities for any of the periods presented herein.

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

The Co-Issuer is a wholly owned finance subsidiary of Solutions, which jointly and severally issued the securities. Prior to December 1, 2013, Sub Holding had no independent operations and minimal assets. Consequently, separate financial information of Sub Holding was not previously presented. Effective December 1, 2013, Sub Holding acquired 100% of CSD’s outstanding shares. Following the CSD Acquisition, CSD and each of its subsidiaries were converted to limited liability companies (the “Conversion”). Following the Conversion, Sub Holding assigned $23,000 of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest in Solutions (the “Contribution”). The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions from Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the Contribution. Following the Contribution, CSD and its subsidiaries became wholly owned subsidiaries of Solutions and guarantors of the Notes.

The remaining subsidiaries (“Non-Guarantor Subsidiaries”) as of March 31, 2014 are not guarantors of the Notes.

The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at March 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,048	$—	$119,431	$21,387	$42,777	$—	$184,643
Accounts and notes receivable, net	—	—	—	465,560	208,783	—	674,343
Inventories	—	—	—	283,320	140,617	—	423,937
Intercompany advances	—	—	—	241	—	(241)	—
Other current assets	—	—	275	13,768	23,693	—	37,736
Total current assets	1,048	—	119,706	784,276	415,870	(241)	1,320,659
Property, plant and equipment, net	—	—	—	208,610	13,922	—	222,532
Goodwill and other intangibles, net	—	—	—	275,178	111,769	—	386,947
Other non-current assets	—	—	763	28,762	637	—	30,162
Intercompany advances	—	—	—	119,009	—	(119,009)	—
Investment in subsidiaries	424,280	—	100,199	151,550	—	(676,029)	—
Total assets	$425,328	$—	$220,668	$1,567,385	$542,198	$(795,279)	$1,960,300
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long- term debt	$410	$—	$260	$6,099	$59,941	$—	$66,710
Intercompany advances	—	—	241	—	—	(241)	—
Accounts payable, accrued expenses and other liabilities	89	—	596	349,717	156,630	—	507,032
Total current liabilities	499	—	1,097	355,816	216,571	(241)	573,742
Long-term debt	108,488	—	78,675	782,440	12,232	—	981,835
Other non-current liabilities	—	—	36,301	8,871	5,311	—	50,483
Intercompany advances	—	—	374	—	118,635	(119,009)	—
Total liabilities	108,987	—	116,447	1,147,127	352,749	(119,250)	1,606,060
Redeemable noncontrolling interest	—	—	—	—	37,899	—	37,899
Members’ Equity
Total members’ equity	316,341	—	104,221	420,258	151,550	(676,029)	316,341
Total liabilities and members’ equity	$425,328	$—	$220,668	$1,567,385	$542,198	$(795,279)	$1,960,300

Condensed Consolidating Balance Sheets at September 30, 2013

	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$15	$—	$27,614	$46,992	$—	$74,621
Accounts and notes receivable, net	—	—	409,931	191,438	—	601,369
Inventories	—	—	271,541	99,333	—	370,874
Intercompany advances	3,631	—	—	—	(3,631)	—
Other current assets	—	—	10,809	20,907	—	31,716
Total current assets	3,646	—	719,895	358,670	(3,631)	1,078,580
Property, plant and equipment, net	—	—	185,631	15,412	—	201,043
Goodwill and other intangibles, net	—	—	176,136	113,033	—	289,169
Other non-current assets	—	—	30,223	777	—	31,000
Intercompany advances	—	—	137,949	—	(137,949)	—
Investment in subsidiaries	357,386	—	111,283	—	(468,669)	—
Total assets	$361,032	$—	$1,361,117	$487,892	$(610,249)	$1,599,792
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long-term debt	$—	$—	$5,036	$52,004	$—	$57,040
Intercompany advances	—	—	3,631	—	(3,631)	—
Accounts payable, accrued expenses and other liabilities	112	—	332,913	121,261	—	454,286
Total current liabilities	112	—	341,580	173,265	(3,631)	511,326
Long-term debt	—	—	654,304	—		654,304
Other non-current liabilities	—	—	7,847	5,013	—	12,860
Intercompany advances	—	—	—	137,949	(137,949)	—
Total liabilities	112	—	1,003,731	316,227	(141,580)	1,178,490
Redeemable noncontrolling interest	—	—	—	60,382	—	60,382
Members’ Equity
Total members’ equity	360,920	—	357,386	111,283	(468,669)	360,920
Total liabilities and members’ equity	$361,032	$—	$1,361,117	$487,892	$(610,249)	$1,599,792

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$884,075	$303,580	$—	$1,187,655
Cost of sales and operating expenses	—	—	—	801,218	279,572	—	1,080,790
Gross profit	—	—		82,857	24,008	—	106,865
Selling, general and administrative expenses and transaction related costs	3	—	45	72,490	16,960	—	89,498
Operating income (loss)	(3)	—	(45)	10,367	7,048	—	17,367
Other income (expense):
Interest expense, net	(368)	—	(236)	(12,592)	(2,457)	—	(15,653)
Equity in earnings of subsidiaries	1,556	—	37	3,841	—	(5,434)	—
Other income	—	—	—	274	180	—	454
Income (loss) before income taxes	1,185	—	(244)	1,890	4,771	(5,434)	2,168
Income tax expense (benefit)	—	—	(11)	64	930	—	983
Net income (loss)	1,185	—	(233)	1,826	3,841	(5,434)	1,185
Net income attributable to noncontrolling interest	168	—	—	168	168	(336)	168
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$1,353	$—	$(233)	$1,994	$4,009	$(5,770)	$1,353

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,185	$—	$(233)	$1,826	$3,841	$(5,434)	$1,185
Unrealized foreign currency translation gain	(2,331)	—	—	(2,331)	(1,990)	4,321	(2,331)
Unrealized gain on interest rate hedges	137	—	—	137	—	(137)	137
Other comprehensive income	(2,194)	—	—	(2,194)	(1,990)	4,184	(2,194)
Total comprehensive income (loss)	(1,009)	—	(233)	(368)	1,851	(1,250)	(1,009)
Comprehensive income attributable to noncontrolling interest	409	—	—	409	409	(818)	409
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(600)	$—	$(233)	$41	$2,260	$(2,068)	$(600)

Condensed Consolidating Statements of Operations

For the Six Months Ended March 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$1,655,913	$637,366	$—	$2,293,279
Cost of sales and operating expenses	—	—	—	1,505,345	588,070	—	2,093,415
Gross profit	—	—		150,568	49,296	—	199,864
Selling, general and administrative expenses and transaction related costs	4	—	3,442	143,038	30,737	—	177,221
Operating income (loss)	(4)	—	(3,442)	7,530	18,559	—	22,643
Other income (expense):
Interest expense, net	(528)	—	(346)	(24,517)	(4,544)	—	(29,935)
Equity in earnings of subsidiaries	(9,473)	—	(40)	10,633	—	(1,120)	—
Other income	—	—	—	334	355	—	689
Income (loss) before income taxes	(10,005)	—	(3,828)	(6,020)	14,370	(1,120)	(6,603)
Income tax expense (benefit)	—	—	(524)	189	3,737	—	3,402
Net income (loss)	(10,005)	—	(3,304)	(6,209)	10,633	(1,120)	(10,005)
Net income attributable to noncontrolling interest	(1,488)	—	—	(1,488)	(1,488)	2,976	(1,488)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(11,493)	$—	$(3,304)	$(7,697)	$9,145	$1,856	$(11,493)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(10,005)	$—	$(3,304)	$(6,209)	$10,633	$(1,120)	$(10,005)
Unrealized foreign currency translation gain	(1,200)	—	—	(1,200)	(421)	1,621	(1,200)
Unrealized gain on interest rate hedges	219	—	—	219	—	(219)	219
Other comprehensive income	(981)	—	—	(981)	(421)	1,402	(981)
Total comprehensive income (loss)	(10,986)	—	(3,304)	(7,190)	10,212	282	(10,986)
Comprehensive income attributable to noncontrolling interest	(1,367)	—	—	(1,367)	(1,367)	2,734	(1,367)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(12,353)	$—	$(3,304)	$(8,557)	$8,845	$3,016	$(12,353)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2013 (1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$851,349	$288,146	$—	$1,139,495
Cost of sales and operating expenses	—	—	767,758	267,199	—	1,034,957
Gross profit	—	—	83,591	20,947	—	104,538
Selling, general and administrative expenses and transaction related costs	3	—	63,881	15,258	—	79,142
Operating income (loss)	(3)	—	19,710	5,689	—	25,396
Other income (expense):
Interest expense, net	—	—	(11,681)	(2,516)	—	(14,197)
Equity in earnings of subsidiaries	10,771	—	2,415	—	(13,186)	—
Other income	—	—	456	185	—	641
Income (loss) before income taxes	10,768	—	10,900	3,358	(13,186)	11,840
Income tax expense	—	—	129	943	—	1,072
Net income (loss)	10,768	—	10,771	2,415	(13,186)	10,768
Net income attributable to noncontrolling interest	107	—	—	107	(107)	107
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$10,875	$—	$10,771	$2,522	$(13,293)	$10,875

(1)   The Company has revised the condensed consolidating statements of operations for the three months ended March 31, 2013 to reflect intercompany interest activity of $1,627 between Solutions and the Non-Guarantor Subsidiaries. The Company does not believe that the revision to this disclosure is material to the prior year’s condensed consolidating financial information.

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$10,768	$—	$10,771	$2,415	$(13,186)	$10,768
Unrealized foreign currency translation gain	(6,275)	—	(6,324)	(4,855)	11,179	(6,275)
Unrealized gain on interest rate hedges	193	—	193	—	(193)	193
Other comprehensive income	(6,082)	—	(6,131)	(4,855)	10,986	(6,082)
Total comprehensive income (loss)	4,686	—	4,640	(2,440)	(2,200)	4,686
Comprehensive income attributable to noncontrolling interest	80	—	—	80	(80)	80
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$4,766	$—	$4,640	$(2,360)	$(2,280)	$4,766

Condensed Consolidating Statements of Operations

For the Six Months Ended March 31, 2013 (1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$1,567,189	$544,075	$—	$2,111,264
Cost of sales and operating expenses	—	—	1,418,774	505,899	—	1,924,673
Gross profit	—	—	148,415	38,176	—	186,591
Selling, general and administrative expenses and transaction related costs	7	—	132,308	29,515	—	161,830
Operating income (loss)	(7)	—	16,107	8,661	—	24,761
Other income (expense):
Interest expense, net	—	—	(23,437)	(4,480)	—	(27,917)
Equity in earnings of subsidiaries	(3,740)	—	3,132	—	608	—
Other income	—	—	643	595	—	1,238
Income (loss) before income taxes	(3,747)	—	(3,555)	4,776	608	(1,918)
Income tax expense	—	—	185	1,644	—	1,829
Net income (loss)	(3,747)	—	(3,740)	3,132	608	(3,747)
Net income attributable to noncontrolling interest	(53)	—	—	(53)	53	(53)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(3,800)	$—	$(3,740)	$3,079	$661	$(3,800)

(1)          The Company has revised the condensed consolidating statements of operations for the six months ended March 31, 2013 to reflect intercompany interest activity of $3,207 between Solutions and the Non-Guarantor Subsidiaries. The Company does not believe that the revision to this disclosure is material to the prior year’s condensed consolidating financial information.

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,747)	$—	$(3,740)	$3,132	$608	$(3,747)
Unrealized foreign currency translation gain	(4,585)	—	(4,955)	(2,681)	7,636	(4,585)
Unrealized gain on interest rate hedges	360	—	360	—	(360)	360
Other comprehensive income	(4,225)	—	(4,595)	(2,681)	7,276	(4,225)
Total comprehensive income (loss)	(7,972)	—	(8,335)	451	7,884	(7,972)
Comprehensive income attributable to noncontrolling interest	(196)	—	—	(196)	196	(196)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(8,168)	$—	$(8,335)	$255	$8,080	$(8,168)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended March 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$(425)	$—	$(3,686)	$(28,157)	$(15,455)	$—	$(47,723)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(26,755)	(292)	—	(27,047)
Proceeds from disposal of property and equipment	—	—	—	332	—	—	332
Acquisitions	—	—	(86,382)	(10,000)	—	—	(96,382)
Investment in subsidiary	(107,564)	—	—	(64,160)	—	171,724	—
Net cash used in investing activities	(107,564)	—	(86,382)	(100,583)	(292)	171,724	(123,097)
Cash Flows From Financing Activities
Proceeds from sale of membership units	25	—	—	—	—	—	25
Repurchases of membership units	(160)	—	—	—	—	—	(160)
Tax refunds (distributions) associated with membership interests	4	—	—	—	—	—	4
Purchase of additional equity interest in Nexeo Plaschem	—	—	—	—	(55,937)	—	(55,937)
Proceeds from short-term debt	—	—	—	—	29,491	—	29,491
Repayments of short-term debt	—	—	—	—	(20,780)	—	(20,780)
Investment from parent	—	—	107,564	—	64,160	(171,724)	—
Transfers to/from affiliates	255	—	—	18,951	(19,206)	—	—
Proceeds from the issuance of long-term debt	160,000	—	129,500	441,042	69,181	—	799,723
Repayment of long-term debt	(51,102)	—	(27,565)	(335,671)	(56,613)	—	(470,951)
Payments of debt issuance costs	—	—	—	(1,809)	—	—	(1,809)
Net cash provided by financing activities	109,022		209,499	122,513	10,296	(171,724)	279,606
Effect of exchange rate changes on cash	—	—	—	—	1,236	—	1,236
Increase (Decrease) in Cash	1,033	—	119,431	(6,227)	(4,215)	—	110,022
Beginning Cash Balance	15	—	—	27,614	46,992	—	74,621
Ending Cash Balance	$1,048	$—	$119,431	$21,387	$42,777	$—	$184,643

Supplemental disclosure of non-cash activities:

During the first quarter of fiscal year 2014, Sub Holding assigned $23,000 of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest. Accordingly, CSD and its subsidiaries became wholly owned subsidiaries of Solutions.

Condensed Consolidating Statements of Cash Flows for the Six Months Ended March 31, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operations	$141	$—	$(83,197)	$(57,939)	$—	$(140,995)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	(9,819)	(762)	—	(10,581)
Proceeds from disposal of property and equipment	—	—	419	1,759	—	2,178
Acquisitions	—	—	—	(57,908)	—	(57,908)
Investment in subsidiary	—	—	(3,000)	—	3,000	—
Net cash used in investing activities	—	—	(12,400)	(56,911)	3,000	(66,311)
Cash Flows From Financing Activities
Proceeds from sale of membership units	365	—	—	—	—	365
Repurchases of member units	(203)	—	—	—	—	(203)
Tax refunds (distributions) associated with membership interests	(17)	—	—	—	—	(17)
Payments on short-term obligations associated with the acquisition of Beijing Plaschem’s operations	—	—	—	(16,766)	—	(16,766)
Proceeds from short-term debt	—	—	—	29,665	—	29,665
Repayments of short-term debt	—	—	—	(601)	—	(601)
Investment from parent	—	—	—	3,000	(3,000)	—
Transfer to/from affiliates	—	—	(19,968)	19,968	—	—
Proceeds from the issuance of long-term debt	—	—	416,830	92,744	—	509,574
Repayment of long-term debt	—	—	(302,925)	(102,703)	—	(405,628)
PaymentS of debt issuance costs	—	—	(4,803)	(20)		(4,823)
Net cash provided by financing activities	145	—	89,134	25,287	(3,000)	111,566
Effect of exchange rate changes on cash	—	—	—	(1,946)	—	(1,946)
Increase in Cash	286	—	(6,463)	(91,509)	—	(97,686)
Beginning Cash Balance	158	—	15,058	120,119	—	135,335
Ending Cash Balance	$444	$—	$8,595	$28,610	$—	$37,649

18. Subsequent Events

Acquisition

In February 2014, the Company entered into a series of agreements to acquire the St. Louis, Missouri based chemicals blending and distribution business of Archway and JACAAB. The Archway Acquisition closed on April 1, 2014 and the Company paid an aggregate purchase price of $128,588, funded with cash on hand, including approximately $119,000 from borrowings under the ABL Facility. The purchase price is subject to a final working capital adjustment anticipated no later than 120 days after the closing of the transaction. At the closing of the Archway Acquisition, $14,988 of the purchase price was placed into escrow and will be released as prescribed by the terms of the acquisition documentation. In connection with the closing of the Archway Acquisition, the Company will pay TPG a one-time aggregate transaction fee of approximately $2,500 during the third quarter of fiscal year 2014.

Following the Archway Acquisition, Archway was converted to a limited liability company.

Fourth Supplemental Indenture to Senior Subordinated Notes Indenture

On April 4, 2014, Archway entered into a fourth supplemental indenture pursuant to which Archway became a guarantor under the Indenture governing the Notes.

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

The terms “Nexeo Solutions Holdings,” “the Company,” “we,” “us,” “our,” “Nexeo” and similar terms in this report refer to Nexeo Solutions Holdings, LLC and its consolidated subsidiaries. The term “Holdings” refers only to Nexeo Solutions Holdings, LLC, a Delaware limited liability company, which owns the majority of the membership interests of Nexeo Solutions, LLC, a Delaware limited liability company (“Solutions”). The remaining membership interests are owned by Nexeo Solutions Sub Holding Corp., a wholly-owned subsidiary of Holdings (“Sub-Holding”). Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC and its subsidiaries. The operations of Solutions and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

Overview

We are a global distributor of chemicals, plastics and composites products. We also provide environmental services, including waste collection, recovery, recycling and arrangement for disposal.

We connect a network of over 1,300 suppliers with a diverse base of more than 29,000 customers. We offer our customers products used in a broad cross section of industrial end markets, including construction, industrial, oil and gas, HI&I, lubricants, CASE, automotive, healthcare, marine, heavy transport, corrosion, recreation, and personal care. We distribute more than 27,000 products through a supply chain consisting of over 180 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 units, including tractors and trailers, primarily in North America.

As of March 31, 2014, we employed approximately 2,600 employees globally.

This information does not include the impact of the Archway Acquisition.

Operational and Financial Developments

Important recent events and accomplishments include the following:

•                  Effective December 1, 2013, we acquired 100% of the outstanding shares of CSD, a chemical distribution company and provider of packaged chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight and ST Laboratories, two related businesses of CSD, for an aggregate purchase price of approximately $96.4 million in cash. The Acquisition was financed with $10.0 million of cash on hand and approximately $87.0 million of borrowings under our ABL Facility. See Note 3 to our condensed consolidated financial statements.

•                  On February 10, 2014, we entered into a series of agreements to acquire the St. Louis, Missouri based chemicals blending and distribution business of Archway, a provider of specialty chemicals, and JACAAB (collectively, the Archway Acquisition), which closed on April 1, 2014. The aggregate purchase price paid at closing was $128.6 million, which was funded with cash on hand, including approximately $119.0 million from borrowings outstanding under our ABL Facility at March 31, 2014. At the closing of the Archway Acquisition, $15.0 million of the purchase price was placed into escrow. In connection with the closing of the Archway Acquisition, we will pay TPG a one-time aggregate transaction fee of approximately $2.5 million during the third quarter of fiscal year 2014.

•                  On February 21, 2014, we entered into an Incremental Amendment to the Term Loan Facility under which we borrowed a principal amount of $170.0 million in new Term B-3 Loans (as defined in the Incremental Amendment). The proceeds of the Term B-3 Loans were used to repay approximately $125.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the transactions and for general corporate purposes. See Note 9 to our condensed consolidated financial statements.

•                  In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem for approximately $55.9 million in cash. See Note 3 to our condensed consolidated financial statements.

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

A brief description of each of our lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities, primarily in North America and Asia. The line of business serves the chemical needs of OEMs operating across the broad spectrum of regional industrial segments.  While the line of business serves multiple end markets, key end markets within the industrial space are CASE, industrial, oil and gas, HI&I, lubricants and personal care end markets.

Plastics. The Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a broad product offering of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. The line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. These plastics products are sold in more than 70 countries worldwide. While the line of business serves multiple end markets, key end markets in North America are the healthcare and automotive end markets.

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

Environmental Services. Our Environmental Services line of business, in connection with chemical waste disposal service companies, provides customers with comprehensive, nationwide waste collection, recovery, recycling and disposal services in North America, primarily in the U.S. These environmental services are offered through a network of distribution centers, including several transfer facilities.

Certain Factors Affecting Comparability to Prior Period Financial Results

The CSD Acquisition was effective December 1, 2013. Accordingly, the condensed consolidated results of operations for the three and six months ended March 31, 2014 include the results of the acquired operations since that date, as described further below under “Results of Operations.” The acquired operations are included in our Chemicals line of business.

In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem, increasing our ownership percentage to 80%. Accordingly, the noncontrolling interest currently reflects only a 20% interest.

Outlook

General. We currently distribute products in North America, EMEA (primarily in Western European countries) and Asia (the majority of our business is in China). As a result, our business is subject to broad, global and/or regional macroeconomic factors. These factors include:

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

We monitor these factors routinely for both strategic and operational impacts. Our operations are most impacted by regional market price fluctuations of the primary raw (feedstock) materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. Market price fluctuations of these primary raw materials directly impact the decisions of our product suppliers, specifically the manufacturing capacity made available for production of the products we distribute. As capacity or demand patterns change, we may experience a corresponding change in the average selling prices of the products we distribute.

Regional Outlook. During the second quarter of fiscal year 2014, GDP in the U.S. expanded 2.30% over the same quarter of the previous year. U.S. GDP growth was impacted by harsh climate effects related to the abnormally cold weather pattern that developed late in the first quarter of fiscal year 2014. According to the National Association of Business Economics, harsh weather conditions cut nearly one half of one percentage point from fiscal second quarter real GDP growth. According to Eurostat, Eurozone GDP grew at an annual rate of approximately 0.90% and according to Trading Economics, China GDP expanded 7.40% over the same quarter of the previous year. China GDP growth was slightly better than forecast.

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

During our second quarter of fiscal year 2014, the trading prices for these feedstocks were mixed, although generally stable and trading in a relatively tight pricing range. Brent crude pricing was slightly deflationary during the quarter. West Texas Intermediate crude prices trended higher, peaking during the middle-part of the quarter and then flattened towards the end of the quarter. Natural gas spot prices escalated and showed short term volatility during the middle-part of the first calendar quarter consistent with high demand during cold weather periods across the northern U.S.

Average selling prices trended slightly deflationary during the current quarter within the Chemicals line of business and were relatively flat in comparison to the same period last year. Historically, second fiscal quarter demand for chemicals is generally higher than the first fiscal quarter; however, volumes during this second fiscal quarter were generally flat, likely the result of cold weather impacts also seen in other segments of the broader macro economy. We did experience higher volumes of lower priced, cold-weather, commodity product sales during the quarter.

Average selling prices within the Plastics line of business were higher than during the same period last year, with volumes globally being down due to lower demand in certain polymer commodity lines. Plastics volumes in North America were uncharacteristically weak early in the current quarter in comparison to the typical seasonal demand pattern experienced in prior years, again likely the result of severe cold weather throughout large sections of North America. Average selling prices trended favorably for our operations in EMEA during the current quarter with volume down slightly. Average selling prices in the Other segment were higher both sequentially and in comparison to the same quarter last year. Average selling prices in the Composites line of business trended higher up substantially from the first fiscal quarter and higher in comparison with the same quarter during the previous year. Volumes of specialty composite products, which typically have higher average selling prices, were substantially higher both compared to the first fiscal quarter and over the same period last year. Overall however, total volume in the Composites line of business was lower in comparison to the same quarter last year, but up significantly sequentially from the first quarter of fiscal year 2014. In our Environmental Services line of business, revenue grew both from acquiring new customers and more favorable pricing as compared to the first fiscal quarter and over the same period in the previous year.

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

•   attracting and retaining the talent we need to create new capabilities within our company.

Results of Operations

Three Month Period Ended March 31, 2014 Compared with Three Month Period Ended March 31, 2013

	Three Months Ended March 31,		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Three Month Period Ended March 31,
(Dollars in millions)	2014	2013	$ Change	% Change	2014	2013
Sales and operating revenues	$1,187.7	$1,139.5	$48.2	4.2%	100%	100%
Cost of sales and operating expenses	1,080.8	1,035.0	(45.8)	(4.4)	91.0	90.8
Gross profit	106.9	104.5	2.4	2.3	9.0	9.2
Selling, general and administrative expenses	86.5	78.8	(7.7)	(9.8)	7.3	6.9
Transaction related costs	3.0	0.3	(2.7)	(900.0)	0.3	*
Operating income	17.4	25.4	(8.0)	(31.5)	1.5	2.2
Other income	0.5	0.6	(0.1)	(16.7)	*	*
Net interest expense	(15.7)	(14.2)	(1.5)	(10.6)	(1.3)	(1.2)
Income before income taxes	2.2	11.8	(9.6)	(81.4)	0.2	1.0
Income tax expense	1.0	1.0	*	*	0.1	0.1

Net income	$1.2	$10.8	$(9.6)	(88.9)%	0.1%	0.9%

*              Not meaningful

Sales and operating revenues and cost of sales and operating expenses

For the three months ended March 31, 2014, sales and operating revenues were $1,187.7 million compared to $1,139.5 million for the three months ended March 31, 2013, an increase of $48.2 million, or 4.2%. The increase in revenues was primarily attributable to the CSD Acquisition and volume growth in our Chemicals and Plastics lines of business operations in Asia. Compared to the same period in the prior year, the three months ended March 31, 2014 includes the impact of the CSD Acquisition completed on December 1, 2013, which provided 85.5% of our revenue growth. The increase in revenue was partially offset by a decrease in volumes in our Plastics and Composites lines of business operations in North America due to a generally weak market environment. Additionally, our revenues were negatively impacted by poor weather conditions in North America which resulted in lower customer demand across our lines of business at certain facilities.

While the pricing environment is different for each line of business, products and geography, at the enterprise level, for the three months ended March 31, 2014, average selling prices of the products we distribute were essentially flat in comparison to the same period in the prior year. The Chemicals line of business experienced slightly lower average selling prices during the three months ended March 31, 2014 compared to the same period last year while both the Plastics line of business and the Other segment experienced higher average selling prices during the three months ended March 31, 2014 in comparison to the same period last year.

Cost of sales and operating expenses for the three months ended March 31, 2014 were $1,080.8 million compared to $1,035.0 million for the three months ended March 31, 2013, an increase of $45.8 million, or 4.4%, primarily as a result of additional growth from the CSD Acquisition and additional costs incurred to manage the poor weather conditions mentioned above. Also included in cost of sales and operating expenses is a $1.3 million non-cash impairment charge associated with the closure of a facility in the U.S. The facility served all lines of business and its closure was the result of network optimization strategies. The increase in cost of sales and operating expenses was partially offset by the general volume decline across the Plastics and Composites lines of business as compared to the same period in the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $86.5 million compared to $78.8 million for the three months ended March 31, 2013, an increase of $7.7 million, or 9.8%. Approximately $4.7 million of that increase is attributable to increased selling, general and administrative expenses resulting from the CSD Acquisition. The remaining increase of approximately $3.0 million was primarily due to increased depreciation and amortization of approximately $2.2 million driven by information technology assets recently placed in service and vehicles purchased towards the end of fiscal year 2013 and an increase in employee-related costs of approximately $1.5 million. These increases in selling, general and administrative expenses were partially offset by a decrease in consulting and contract labor costs of $0.5 million.

Transaction related costs

We incurred $3.0 million in transaction related costs for the three months ended March 31, 2014 compared to $0.3 million for the three months ended March 31, 2013, an increase of $2.7 million. Transaction related costs incurred during the three months ended March 31, 2014 relate primarily to legal and consulting fees incurred in connection with the Archway Acquisition, which closed on April 1, 2014.

Interest expense

Net interest expense for the three months ended March 31, 2014 was $15.7 million compared to $14.2 million for the three months ended March 31, 2013, an increase of $1.5 million, or 10.6%. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense during the current period compared to the same period in the prior year is primarily due to additional borrowings under the credit facilities available to Nexeo Plaschem as well as new borrowings under the Term Loan Facility as a result of the Incremental Amendment.

Income tax expense

Income tax expense for the three months ended March 31, 2014 was $1.0 million compared to $1.0 million for the three months ended March 31, 2013.

Segment Analysis

Three Month Period Ended March 31, 2014 Compared with Three Month Period Ended March 31, 2013

	Three Months Ended March 31,		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Three Month Period Ended March 31,
			$ Change	% Change
			Favorable	Favorable
(Dollars in millions)	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
Chemicals
Sales and operating revenues	$557.6	$518.7	$38.9	7.5%	46.9%	45.5%
Gross profit	$50.9	$45.7	$5.2	11.4%	47.6%	43.7%
Gross profit %	9.1%	8.8%
Plastics
Sales and operating revenues	$526.8	$510.8	$16.0	3.1%	44.4%	44.8%
Gross profit	$44.0	$46.0	$(2.0)	(4.3)%	41.2%	44.0%
Gross profit %	8.4%	9.0%
Other
Sales and operating revenues	$103.3	$110.0	$(6.7)	(6.1)%	8.7%	9.7%
Gross profit	$12.0	$12.8	$(0.8)	(6.3)%	11.2%	12.3%
Gross profit %	11.6%	11.6%
Consolidated
Sales and operating revenues	$1,187.7	$1,139.5	$48.2	4.2%	100.0%	100.0%
Gross profit	$106.9	$104.5	$2.4	2.3%	100.0%	100.0%
Gross profit %	9.0%	9.2%

Chemicals

For the three months ended March 31, 2014, sales and operating revenues for the Chemicals line of business increased $38.9 million, or 7.5%, compared to the same period in the prior year. The revenue increase was primarily attributable to the impact of the CSD Acquisition, combined with volume growth in our operations in Asia, offsetting lower average selling prices in that region.

Overall, across the multiple product categories sold, average selling prices remained relatively flat or down slightly when compared to the same period in the prior year, driven by lower average selling prices in both the North America and Asia operations. Gross profit increased $5.2 million, or 11.4%, for the three months ended March 31, 2014 compared to the same period in the prior year. This increase in gross profit was primarily due to the impact of the CSD Acquisition combined with a decrease in costs associated with the Garland facility fire for which we incurred costs of approximately $1.2 million in the previous year. Partially offsetting the increase in gross profit were a $0.8 million non-cash impairment charge allocated to the Chemicals line of business associated with a facility closure arising from network optimization strategies and higher transportation costs. The increase in gross profit was further offset by the impact of poor weather conditions in the North East and Upper Mid-West regions during the current period which resulted in decreased demand and higher costs.

Plastics

For the three months ended March 31, 2014, sales and operating revenues for the Plastics line of business increased $16.0 million, or 3.1%, from the same period in the prior year. The revenue increase was primarily attributable to more favorable pricing across product lines in our operations in North America and EMEA, despite lower than expected volumes, combined with significant volume growth and a slight increase in average selling prices in our operations in Asia. Gross profit decreased $2.0 million, or 4.3%, for the three months ended March 31, 2014, compared to the same period in the prior year, driven primarily by lower volumes compared to a strong prior year quarter. While our operations in EMEA generated higher gross profit as compared to the prior year, gross profit from our operations in North America was lower over the same period in the prior year due to slightly lower volumes across product categories as well as higher material and transportation costs. Also impacting gross profit from our operations in North America was a $0.3 million non-cash impairment charge allocated to the Plastics line of business associated with a facility closure arising from network optimization strategies. Gross profit was further impacted by poor weather conditions in the North East and Upper Mid-West regions during the current period which resulted in decreased demand and higher costs.

Other

For the three months ended March 31, 2014, combined sales and operating revenues for the Other category decreased $6.7 million, or 6.1%, from the same period in the prior year. The decrease in revenues was primarily due to continued weakness in volumes in our Composites line of business. However, this decrease in revenues was offset by a slight growth in revenue in our Environmental Services line of business from new customers as well as more favorable pricing during the three months ended March 31, 2014. Gross profit for the Other category decreased $0.8 million, or 6.3%, compared to the same period in the prior year primarily as a result of decreased product sales. Also impacting gross profit was a $0.2 million non-cash impairment charge allocated to the Other line of business associated with a facility closure arising from network optimization strategies.

Our Composites line of business experienced continued pressure in North America resulting from the compounding effects of seasonality, continued weakness in demand, overcapacity in supplies and low-priced imports of Asia-based composites products. In contrast, our Composites operations in Asia experienced increased volumes compared to the same period in the prior year combined with increased average selling prices. The Environmental Services line of business grew sales and operating revenues as well as gross profit compared to the same period during the prior year. Quarter over prior year quarter growth in gross profit was driven by new customer acquisitions coupled with higher margins on that new business. Additionally, the Environmental Services line of business expanded sales volumes with existing customers at higher margins. The higher margin business is the net result of the Company’s product line management efforts and market-based pricing initiatives.

Six Month Period Ended March 31, 2014 Compared with Six Month Period Ended March 31, 2013

	Six Months Ended March 31,		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Six Month Period Ended March 31,
(Dollars in millions)	2014	2013	$ Change	% Change	2014	2013
Sales and operating revenues	$2,293.3	$2,111.3	$182.0	8.6%	100%	100%
Cost of sales and operating expenses	2,093.4	1,924.7	(168.7)	(8.8)	91.3	91.2
Gross profit	199.9	186.6	13.3	7.1	8.7	8.8
Selling, general and administrative expenses	168.3	156.3	(12.0)	(7.7)	7.3	7.4
Transaction related costs	8.9	5.5	(3.4)	(61.8)	0.4	0.3
Operating income	22.7	24.8	(2.1)	(8.5)	1.0	1.2
Other income	0.7	1.1	(0.4)	(36.4)	*	0.1
Net interest expense	(30.0)	(27.9)	(2.1)	(7.5)	(1.3)	(1.3)
Loss before income taxes	(6.6)	(2.0)	(4.6)	(230.0)	(0.3)	(0.1)
Income tax expense	3.4	1.8	(1.6)	(88.9)	0.1	0.1

Net loss	$(10.0)	$(3.8)	$(6.2)	(163.2)%	(0.4)%	(0.2)%

*                                         Not meaningful

Sales and operating revenues and cost of sales and operating expenses

For the six months ended March 31, 2014, sales and operating revenues were $2,293.3 million compared to $2,111.3 million for the six months ended March 31, 2013, an increase of $182.0 million, or 8.6%. The increase in revenues was primarily attributable to increased revenues in our Chemicals and Plastics lines of business, driven primarily by increases in volume during the current year, particularly in Asia. Additionally, the six months ended March 31, 2014 includes the impact of the CSD Acquisition completed on December 1, 2013, which provided 30.2% of our revenue growth, as well as an additional month of operations for Nexeo Plaschem. The increase in revenue was partially offset by continued weakened demand in our Composites line of business, and the negative impact of poor weather conditions in certain regions in North America that resulted in lower customer demand across our lines of business at certain facilities and higher costs.

While the pricing environment is different for each line of business, products and geography, at the enterprise level, for the six months ended March 31, 2014, average selling prices of the products we distribute were essentially flat in comparison to the same period in the prior year. The Chemicals line of business experienced slightly lower average selling prices during the six months ended March 31, 2014 compared to the same period last year while both the Plastics line of business and the Other segment experienced higher average selling prices during the six months ended March 31, 2014 in comparison to the same period last year.

Cost of sales and operating expenses for the six months ended March 31, 2014 were $2,093.4 million compared to $1,924.7 million for the six months ended March 31, 2013, an increase of $168.7 million, or 8.8%, primarily as a result of increased volumes in our Chemicals and Plastics line of business as well as the impact of the CSD Acquisition. Cost of sales and operating expenses during the six months ended March 31, 2014 include the effect of the inventory step-up charge of $1.2 million resulting from the CSD Acquisition and a $1.3 million non-cash impairment charge associated with a facility closure arising from network optimization strategies. The increase in costs of sales was partially offset by the recognition during the current period of insurance proceeds received of $2.2 million associated with the Garland facility fire. Compared to prior year, including the impact of these insurance proceeds recognized, costs associated with the Garland facility fire decreased by approximately $5.6 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2014 were $168.3 million compared to $156.3 million for the six months ended March 31, 2013, an increase of $12.0 million, or 7.7%. Approximately $6.5 million of that increase is attributable to increased selling, general and administrative expenses resulting from the CSD Acquisition and the additional month of operations for Nexeo Plaschem during the current period. The remaining increase of approximately $5.5 million was driven primarily by approximately $4.1 million in depreciation and amortization expense as a result of information technology assets recently placed in service and vehicles purchased towards the end of fiscal year 2013, increased employee-related costs of approximately $3.2 million and a net increase in foreign exchange losses of $0.5 million. The increase in selling, general and administrative expenses was partially offset by a reduction in consulting and contract labor costs of approximately $2.1 million. Although our ongoing level of investment in personnel has reduced significantly, we will continue to make investments in personnel as needed in order to enhance our commercial capabilities in key end markets.

Transaction related costs

We incurred $8.9 million in transaction related costs for the six months ended March 31, 2014 compared to $5.5 million for the six months ended March 31, 2013, an increase of $3.4 million, or 61.8%. Transaction related costs incurred during the six months ended March 31, 2014 relate primarily to legal and consulting fees incurred in connection with the closing and integration of the CSD Acquisition on December 1, 2013, the Archway Acquisition and the evaluation of other potential transactions.

Interest expense

Net interest expense for the six months ended March 31, 2014 was $30.0 million compared to $27.9 million for the six months ended March 31, 2013, an increase of $2.1 million, or 7.5%. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense compared to the same period in the prior year is primarily due to additional borrowings under the credit facilities available to Nexeo Plaschem as well as new borrowings under the Term Loan Facility as a result of the Incremental Amendment.

Income tax expense

Income tax expense for the six months ended March 31, 2014 was $3.4 million compared to $1.8 million for the six months ended March 31, 2013, an increase of $1.6 million, or 88.9%. The increase in income tax expense compared to the same period in the prior year is largely attributed to foreign income tax expense on profitable foreign operations across the world.

Segment Analysis

Six Month Period Ended March 31, 2014 Compared with Six Month Period Ended March 31, 2013

	Six Months Ended March 31,		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Six Month Period Ended March 31,
(Dollars in millions)	2014	2013	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	2014	2013
Chemicals
Sales and operating revenues	$1,067.6	$950.1	$117.5	12.4%	46.5%	45.0%
Gross profit	$93.9	$78.7	$15.2	19.3%	47.0%	42.2%
Gross profit %	8.8%	8.3%
Plastics
Sales and operating revenues	$1,029.2	$941.2	$88.0	9.3%	44.9%	44.6%
Gross profit	$82.7	$81.5	$1.2	1.5%	41.4%	43.7%
Gross profit %	8.0%	8.7%
Other
Sales and operating revenues	$196.5	$220.0	$(23.5)	(10.7)%	8.6%	10.4%
Gross profit	$23.3	$26.4	$(3.1)	(11.7)%	11.6%	14.1%
Gross profit %	11.9%	12.0%
Consolidated
Sales and operating revenues	$2,293.3	$2,111.3	$182.0	8.6%	100.0%	100.0%
Gross profit	$199.9	$186.6	$13.3	7.1%	100.0%	100.0%
Gross profit %	8.7%	8.8%

Chemicals

For the six months ended March 31, 2014, sales and operating revenues for the Chemicals line of business increased $117.5 million, or 12.4%, compared to the same period in the prior year. The revenue increase was primarily attributable to increased volumes of commodity products during the current year combined with the impact of the CSD Acquisition, which contributed approximately 46.8% of the revenue growth. Additionally, sales and operating revenues for the six months ended March 31, 2014 include an additional month of operations for Nexeo Plaschem compared to the same period in the prior year. Overall, across the multiple product categories sold, average selling prices remained relatively flat or down slightly when compared to the same period in the prior year, driven by lower average selling prices in both the North America and Asia operations. Gross profit increased $15.2 million, or 19.3%, for the six months ended March 31, 2014 compared to the same period in the prior year. This increase in gross profit during the current period was primarily due to impact of the CSD Acquisition as well as Nexeo Plaschem’s operations. Additionally, during the six months ended March 31, 2014, we recognized insurance proceeds received of $2.2 million related to the Garland facility fire. Compared to the same period in the prior year, including the impact of the insurance proceeds recognized, costs associated with the Garland facility fire decreased by approximately $5.6 million. Partially offsetting the increase in gross profit were the negative impact of poor weather conditions at certain of our facilities in the North East and Upper Mid-West regions which resulted in lower customer demand and higher costs as well as a $0.8 million non-cash impairment charge allocated to the Chemicals line of business associated with a specific facility closure arising from network optimization strategies.

Plastics

For the six months ended March 31, 2014, sales and operating revenues for the Plastics line of business increased $88.0 million, or 9.3%, from the same period in the prior year. The revenue increase was primarily attributable to strong volume growth in our operations in Asia, despite lower average selling prices, and more favorable pricing in our operations in EMEA despite flat volumes. Gross profit increased $1.2 million, or 1.5%, for the six months ended March 31, 2014, compared to the same period in the prior year. During the six months ended March 31, 2014, our Plastics line of business grew gross profit substantially in Asia due to higher volumes over the same period in the prior year, offsetting lower average selling prices in that region, while our Plastics line of business in EMEA experienced a favorable increase in average selling prices coupled with a slight volume increase. Gross profit in our operations in North America was down slightly over the same period in the prior year due to flat volumes across product lines in the current year and higher transportation costs despite higher average selling prices. Gross profit during the current period also reflects a $0.3 million non-cash impairment charge allocated to the Plastics line of business associated with a specific facility closure arising from network optimization strategies as well as the negative impact of poor weather conditions at certain of our facilities in the North East and Upper Mid-West regions which resulted in decreased demand and higher costs.

Other

For the six months ended March 31, 2014, combined sales and operating revenues for the Other category decreased $23.5 million, or 10.7%, compared to the same period in the prior year. The decrease in revenues was primarily due to continued weakness in volumes of our Composites business. However, this decrease in revenues was offset by slight growth in revenue in our Environmental Services line of business from both new customers and more favorable pricing during the six months ended March 31, 2014. During the six months ended March 31, 2014, gross profit for the Other category decreased $3.1 million, or 11.7%, compared to the same period in the prior year primarily as a result of decreased product sales. Also impacting gross profit was a $0.2 million non-cash impairment charge allocated to the Other line of business associated with a facility closure arising from network optimization strategies.

During the six months ended March 31, 2014, our Composites line of business in North America experienced continued pressure resulting from the compounding effects of seasonality, continued weakness in demand, overcapacity in supplies and low-priced imports of Asia-based composites products. In contrast, our operations in Asia experienced higher average selling prices compared to the same period in the prior year despite similar lower volumes in that region. The Environmental Services line of business grew sales and operating revenues as well as gross profit compared to the same period during the prior year. Year over prior year growth in gross profit was driven by new customer acquisitions coupled with higher margins on that new business. Additionally, the Environmental Services line of business expanded sales volumes with existing customers at higher margins. The higher margin business is the net result of the Company’s product line management efforts and market-based pricing initiatives.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated from operations and our ABL Facility. Borrowing availability under our ABL Facility is subject to a borrowing base, generally comprised of eligible inventory and accounts receivable held in certain subsidiaries. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals, plastics and composite raw materials. Our ability to generate these cash flows in the normal course of business can be significantly influenced by changing global and/or regional macroeconomic conditions. Our availability under the ABL Facility is, therefore, potentially subject to fluctuations, depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

On February 21, 2014, we entered into an Incremental Amendment to the Term Loan Facility under which we borrowed $170.0 million in new Term B-3 Loans (as defined in the Incremental Amendment). The net proceeds of $169.2 million were used to repay approximately $125.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the transactions and for general corporate purposes. The Term B-3 loans will mature on September 9, 2017, will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of their original principal amount (with the balance payable on the final maturity date) and have the same interest rate provisions as previous loans under the Term Loan Facility. See Note 9 to our condensed consolidated financial statements.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor tax payments. For the six months ended March 31, 2014, significant non-operating cash use was related to the CSD Acquisition in December 2013 and the purchase of an additional 20% interest in Nexeo Plaschem completed in March 2014. We funded the CSD Acquisition purchase price of $96.4 million with $10.0 million of cash on hand and approximately $87.0 million of borrowings under the ABL Facility. We funded the purchase of the additional 20% interest in Nexeo Plaschem for approximately $55.9 million, primarily with cash on hand and borrowings under the ABL Facility.

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

During the second quarter of fiscal year 2014, we increased our ownership interest in Nexeo Plaschem from 60% to 80%. We have the opportunity, and in certain situations the obligation, to acquire up to the remaining 20% of Nexeo Plaschem from the noncontrolling interest shareholders, in several steps, if certain conditions are met, for cash up to approximately RMB 350.0 million (approximately $56.3 million at March 31, 2014), plus an interest component which varies depending on when various conditions are met. We anticipate purchasing an additional 10% interest in Nexeo Plaschem during fiscal year 2014 for an amount up to approximately RMB 175.0 million (approximately $28.2 million at March 31, 2014) plus an interest component totaling up to approximately RMB 50.3 million (approximately $8.1 million at March 31, 2014). We anticipate funding this payment with cash on hand and borrowings under the ABL Facility.

Capital expenditures for the six months ended March 31, 2014, excluding the CSD Acquisition, were $27.0 million, primarily for additions to our private delivery fleet, facility improvements, and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2014 (excluding acquisitions) to be approximately $50.0 million, including forecasted capital expenditures associated with the operations/facilities acquired during the CSD Acquisition. These expenditures will be primarily related to fixed asset replacements and betterments, IT infrastructure and to pursue investments in future growth initiatives. This amount excludes payments for purchases of additional equity interests in Nexeo Plaschem. On April 1, 2014, the Company completed the Archway Acquisition for an aggregate purchase price of $128.6 million.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. There were no material quarterly distributions for the six months ended March 31, 2014 and 2013.

We are required to make semi-annual interest payments on our senior subordinated notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the senior subordinated notes and the Credit Facilities was approximately $23.2 million for the six months ended March 31, 2014. Our ABL Facility currently matures on July 11, 2017, our Term Loan Facility matures on September 9, 2017, and our Notes mature on March 1, 2018.  As of March 31, 2014, we were in compliance with the covenants of the Credit Facilities and the Indenture governing the Notes.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, and borrowings available to us under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of March 31, 2014, we had $184.6 million in cash and cash equivalents and $291.9 million of borrowing capacity available under our ABL Facility, net of borrowings and letters of credit. On April 1, 2014, upon the closing of the Archway Acquisition, we paid $128.6 million. This payment was funded with cash on hand, including approximately $119.0 million borrowed under our Credit Facilities on March 31, 2014 in anticipation of the closing of the transaction. In connection with the closing of the Archway Acquisition, we will pay TPG a one-time aggregate transaction fee of approximately $2.5 million during the third quarter of fiscal year 2014.

Under our ABL Facility, as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit. As of March 31, 2014, Trigger Event Excess Availability under our ABL Facility was $275.1 million, which was $221.5 million in excess of the $53.6 million threshold that would trigger the foregoing requirements.

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

As of March 31, 2014, we had $184.6 million in cash and cash equivalents. Of this amount, $42.8 million was held by foreign subsidiaries outside of the U.S., denominated predominately in Canadian dollars, Euros and RMB. At March 31, 2014, we had approximately $9.5 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from SAFE. We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences. At March 31, 2014, the cash and cash equivalents balance included $119.0 million in borrowings to fund the closing of the Archway Acquisition.

Cash Flows

The following table sets forth the major categories of our cash flows for the six month periods ended March 31, 2014 and 2013.

	Six Months Ended March 31,
(Dollars in millions)	2014	2013
Net cash used in operating activities	$(47.7)	$(141.0)
Net cash used in investing activities	(123.1)	(66.4)
Net cash provided by financing activities	279.6	111.6
Effect of exchange rate changes on cash and cash equivalents	1.2	(1.9)
Increase/(decrease) in cash and cash equivalents	110.0	(97.7)
Cash and cash equivalents at beginning of period	74.6	135.3
Cash and cash equivalents at end of period	$184.6	$37.6

Major Categories of Cash Flows

Six Month Period Ended March 31, 2014 Compared with Six Month Period Ended March 31, 2013

Cash flows from operations

Net cash used in operating activities for the six months ended March 31, 2014 was $47.7 million. The net loss of $10.0 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $31.1 million, resulted in approximately $21.1 million of cash inflow during the six months ended March 31, 2014. Additionally, cash flow from operations was positively impacted by an increase in accounts payable and other accrued expenses of approximately $35.1 million during the current period (excluding the impact of such liabilities assumed at the closing of the CSD Acquisition). However, we experienced a significant negative impact on cash flow from operations during the period resulting from a net increase in accounts receivable of approximately $50.2 million, a net increase in inventories of approximately $45.6 million primarily and an increase in other current assets of $5.4 million (all excluding the impact of such items acquired at the closing of the CSD acquisition). There have been no significant changes in billing terms or collection processes during the current period. Certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to six months and these receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled approximately $23.4 million at March 31, 2014. The increase in inventories during the current period is primarily driven by lower than expected demand during the second quarter of 2014 while the increase in other current assets is primarily the result of prepayments on certain inventory purchases tied to pricing incentives.

Net cash used in operating activities for the six months ended March 31, 2013 was $141.0 million. The net loss of $3.7 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $25.4 million, resulted in approximately $21.7 million of cash inflow during the six months ended March 31, 2013. During that period, our inventories increased by approximately $84.5 million (excluding the impact of the inventory acquired at the closing of the acquisition of Nexeo Plaschem) primarily as a result of increased orders placed throughout the period to meet forecasted sales during the remainder of fiscal 2013 coupled with lower than anticipated sales during the first quarter of fiscal year 2013. Additionally, accounts receivable for the six months ended March 31, 2013 increased by approximately $95.9 million. There were no significant changes in our billing terms or collection processes during the 2013 period. Receivables from Nexeo Plaschem customers totaling approximately $11.5 million at March 31, 2013 are supported by banknotes issued by large banks in China. Cash outflow during the period is also attributable to the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem. The items discussed above were partially offset by a net increase in accounts payable and other accrued expenses of $42.9 million.

Cash flows from investing activities

Investing activities used $123.1 million of cash during the six months ended March 31, 2014, primarily due to the CSD Acquisition totaling $96.4 million and capital expenditures of approximately $27.0 million primarily related to additions to our private delivery fleet, facility improvements, and additional information technology investments.

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

Cash flows from financing activities

Financing activities provided $279.6 million of cash for the six months ended March 31, 2014, primarily as a result of the new term loan proceeds of $169.2 million, net borrowings under the ABL Facility of $162.6 million and net borrowings of $8.7 million on short-term lines of credit available to Nexeo Plaschem. These net borrowings were partially offset by the purchase of an additional 20% interest in Nexeo Plaschem for approximately $55.9 million and the quarterly installments on the Term Loan Facility of $2.9 million.

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

Contractual Obligations and Commitments

As of March 31, 2014, amounts due under our contractual commitments are as follows:

	Payments Due by Period (dollars in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (a)	$66.7	$13.6	$974.4	$—	$1,054.7
Estimated interest payments (b)	50.9	102.1	34.1	—	187.1
Operating lease obligations (c)	14.8	16.5	9.4	13.4	54.1
Purchase obligations (d)	4.1	—	—	—	4.1
Other long-term obligations (e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet (f)	—	—	—	1.4	1.4
Total (g)	$139.5	$138.2	$1,023.9	$14.8	$1,316.4

(a)                   Short-term obligations primarily include (i) the payment of $59.9 million outstanding under credit facilities available to Nexeo Plaschem and principal installment payments under our Term Loan Facility. Long-term debt obligations include: (i) the payment of our $175.0 million in outstanding principal on the Notes, (ii) the payment of $162.2 million in outstanding principal (as of March 31, 2014) under our ABL Facility, (iii) the payment of $657.2 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.

(b)                   Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of March 31, 2014 held constant to maturity.

(c)                    Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(d)                   Purchase obligations are primarily estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal year 2014, although it is not practicable to establish definite completion dates for each employee’s relocation. Purchase obligations also include non-cancellable equipment orders as of March 31, 2014.

(e)                   Other long term obligations primarily represent recurring minimum fees paid for services under management and consulting services agreements with certain related parties, including TPG. These related parties are paid management and consulting fees in connection with providing management and strategic consulting services. The management fee is equal to 2.0% of the Adjusted EBITDA, as defined in the management services agreement, less $0.175 million, and has a minimum of $2.825 million per year. The strategic consulting services agreement has an annual fee of $0.175 million per year. The amounts in the table above reflect the minimum annual fees totaling $3.0 million per year for the next five years. See Note 14 to our condensed consolidated financial statements for further information.

(f)                     Represents liabilities under certain employee benefit obligations.

(g)                    Excludes any future payments or purchases of additional equity interests in the joint venture. See Note 3 to our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2014.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our margins. Although we do not speculate on changes in prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products.  Inventory management practices are focused on managing product price risk by purchasing our inventories via a network of regional ERP systems that forecast customer demand based on historical practices. Global inventory balances can fluctuate based on variations in regional customer demand forecasts. We collaborate directly with customers in all regions to enhance the ongoing accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices significantly reduce our exposure to changes in product selling prices or costs; however, significant unanticipated changes in market conditions or commodity prices could still adversely affect our results of operations and financial condition, as the prices of products we purchase and sell are volatile.

Credit Risk

We are subject to the risk of loss arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to six months. These receivables (approximately $23.4 million at March 31, 2014) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At March 31, 2014, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 3.1% for the six months ended March 31, 2014. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5% for the six months ended March 31, 2014. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $6.6 million increase in annual interest expense based on the Term Loan Facility balance at March 31, 2014.

Fair Value Measurements

During January 2012, we entered into four interest rate swap agreements of varying expiration dates with a combined notional amount of $275 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility (the variable rate is subject to a floor of 1.5%). As of March 31, 2014, the notional amount of outstanding interest rate swap agreements was $200 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized. During the six months ended March 31, 2014, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.4 million, which was recorded in interest expense. During the six months ended March 31, 2014, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.2 million, which was recorded in other comprehensive income. As of March 31, 2014, approximately $0.6 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At March 31, 2014, the estimated fair value of our derivative liabilities was (in millions):

Sources of Fair Value	2015	2016	2017	2018	2019	2020 and thereafter	Total fair value
Interest Rate:
Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.6	0.4	—	(0.1)	—	—	0.9
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$0.6	$0.4	$—	$(0.1)	$—	$—	$0.9

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

Included in our consolidated results of operations for the six months ended March 31, 2014 is a $1.7 million net loss related to foreign exchange rate fluctuations. During the six months ended March 31, 2014, we experienced currency exposures to several currencies, with the most significant currency exposures being those related to the RMB and the Canadian dollar versus the U.S. dollar, and the Russian ruble to the Euro. The average exchange rate for the RMB and the Canadian dollar versus the U.S. dollar, and the Russian ruble to the Euro, fluctuated to various degrees but such fluctuation did not exceed 6% from their respective values at September 30, 2013. Assuming the same directional variation as occurred, a hypothetical 10% weakening/strenghtening in the value of the RMB and the Canadian dollar relative to the value of the U.S. dollar, and the Russian ruble relative to the value of the Euro, from September 30, 2013 levels, could have generated a net loss/gain of approximately $9.3 million in our condensed consolidated statement of operations during the six months ended March 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of March 31, 2014.

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

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board (“NLRB”), alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. The matter is now before the NLRB for consideration by the Board.  We have reached a settlement with one of the unions resulting in a collective bargaining agreement that keep the employees in our 401(K) plan.  The Board has approved that settlement and, in May of 2014, dismissed the case with respect to that local union.  In the remaining case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. The case does not include a request for a specific dollar amount of damages in the applicable claims. In the event this case continues, we intend to vigorously challenge the allegations, however, no assurances can be given to the outcome of this remaining, pending complaint. Regardless, we do not believe this case could have a material adverse effect on our business, financial condition or results of operations.

On November 16, 2012, a facility owned by us in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. Subsequent to this incident, the Garland facility was inspected by representatives of the EPA who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility’s RCRA permit. The EPA and us have agreed to enter into negotiations which we anticipate will result in a CAFO that will include the payment of a fine and certain changes in facility operations and will constitute the resolution of this matter. We do not expect the CAFO to have a material adverse effect on our future results of operations.

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

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

In connection with the CSD Acquisition, in December 2013 Solutions issued a participating preferred interest to Sub Holding pursuant to an exemption under Section 4(2) of the Securities Act in exchange for Sub Holding’s ownership interest in CSD and the assumption of $23.0 million of Sub Holding’s long-term debt (the Contribution).  The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions of Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the Contribution.

During the six months ended March 31, 2014, we sold unregistered securities as described below. The transaction did not involve any underwriters, underwriting discounts or commissions or any public offering, and we believe it was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipient of these securities represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Pursuant to a subscription agreement dated November 14, 2013, between the Company and a member of management, this person subscribed to purchase a total of 19,231 Series A Units in exchange for a cash payment of less than $0.1 million.

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

Nexeo Solutions Holdings, LLC,

May 15, 2014	/s/ Ross J. Crane
Ross J, Crane
Executive Vice President, Chief Financial Officer and Assistant Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1*

Stock Purchase Agreement, dated February 10, 2014, by and between Nexeo Solutions Sub Holding Corp.; the Baumstark Family Trust, acting by and through its sole trustee, John T. Baumstark, Sr.; John T. Baumstark, Jr., David T. Baumstark, Amy B. Stivers, and Emily B. Siddens; and John T. Baumstark, Sr., in his individual capacity (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2014 (File No. 333-179870-02)).

2.2*

First Amendment to Stock Purchase Agreement, dated April 4, 2014, by and among Nexeo Solutions Sub Holding Corp.; the Baumstark Family Trust, acting by and through its sole trustee, John T. Baumstark, Sr.; John T. Baumstark, Jr., David T. Baumstark, Amy B. Stivers, and Emily B. Siddens; and John T. Baumstark, Sr., in his individual capacity (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2014 (File No. 333-179870-02)).

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

4.1

Fourth Supplemental Indenture, dated April 4, 2014, among Archway Sales, LLC, as the New Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2014 (File No. 333-179870-02)).

4.2†	Joinder to ABL Pledge and Security Agreement, dated April 4, 2014, between Archway Sales, LLC and Bank of America, N.A.

4.3†	Joinder to ABL Credit Agreement, dated April 4, 2014, between Archway Sales, LLC, and Bank of America, N.A.

4.4†	Joinder to Term Loan Security Agreement, dated April 4, 2014, between Archway Sales, LLC and Bank of America, N.A.

4.5†	TLB Guaranty Supplement, dated April 4, 2014, between Archway Sales, LLC and Bank of America, N.A.

4.6†	Joinder to ABL Intercreditor Agreement, dated April 4, 2014, Archway Sales, LLC.

4.7

Incremental Amendment to Amended and Restated Credit Agreement, dated as of February 21, 2014, by and among Nexeo Solutions, LLC, a Delaware limited liability company, Nexeo Solutions Holdings, LLC, a Delaware limited liability company, Nexeo Solutions Sub Holding Corp., a Delaware corporation, the subsidiary guarantors party thereto, the additional lender party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (File No. 333-179870-02)).

10.1†	Nexeo Monitoring Fee Reduction Agreement, dated January 29, 2014, among Nexeo Solutions, LLC and TPG Capital Management, L.P.

10.2†	Consulting Advisor Agreement, dated January 27, 2014, among Nexeo Solutions, LLC and Mr. Steve Schwarzwaelder.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

†                          Filed herewith.

††                   Furnished herewith.

t                         Management contract or compensatory plan or arrangement.

*                          Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to Exhibit 2.1 and Exhibit 2.2 were not filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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