Form 10-Q
period 2014-06-30
Nexeo Solutions Holdings, LLC
filed 2014-08-14
CIK 1540047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The equity interests of the registrant are not publicly held. At August 8, 2014, the registrant’s common equity consisted of membership interests, 99.5% of which was held by TPG Accolade, L.P. and the remaining interests were held by management of Nexeo Solutions Holdings, LLC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2014	September 30, 2013
Current Assets
Cash and cash equivalents	$60,107	$74,621
Accounts and notes receivable (net of allowance for doubtful accounts of $4,565 and $3,689 respectively)	665,002	571,940
Inventories	410,921	347,557
Other current assets	50,534	31,265
Assets held for sale	54,472	53,197
Total current assets	1,241,036	1,078,580

Non-Current Assets
Property, plant and equipment, net	224,290	199,877
Goodwill	388,382	206,578
Other intangible assets, net of amortization	131,399	62,947
Other non-current assets	27,912	30,967
Assets held for sale	20,431	20,843
Total non-current assets	792,414	521,212
Total Assets	$2,033,450	$1,599,792

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$63,230	$57,040
Accounts payable	428,774	378,379
Accrued expenses and other liabilities	47,235	44,798
Related party payable	41,381	—
Income taxes payable	1,003	4,131
Liabilities related to assets held for sale	25,832	26,978
Total current liabilities	607,455	511,326

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	995,348	654,304
Non-current deferred income taxes	94,435	3,444
Other non-current liabilities	9,315	9,267
Liabilities related to assets held for sale	142	149
Total non-current liabilities	1,099,240	667,164
Total Liabilities	1,706,695	1,178,490

Commitments and Contingencies (see Note 12)
Redeemable noncontrolling interest	3,357	60,382

Members’ Equity
Series A membership interest	490,678	490,729
Series B membership interest	3,727	3,039
Accumulated deficit	(161,258)	(122,464)
Accumulated other comprehensive loss	(9,749)	(10,384)
Total members’ equity	323,398	360,920
Total Liabilities and Members’ Equity	$2,033,450	$1,599,792

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2014		June 30, 2013
Sales and operating revenues	$1,193,362	$3,359,513	$1,081,640	$3,039,304
Cost of sales and operating expenses	1,084,292	3,062,060	989,370	2,775,363
Gross profit	109,070	297,453	92,270	263,941

Selling, general and administrative expenses	87,607	247,676	72,846	221,594
Transaction related costs	2,807	11,698	501	6,014
Operating income	18,656	38,079	18,923	36,333

Other income	4,406	5,095	162	1,400
Interest income (expense):
Interest income	76	221	144	386
Interest expense	(17,210)	(47,290)	(16,082)	(44,241)
Income (loss) from continuing operations before income taxes	5,928	(3,895)	3,147	(6,122)

Income tax expense	787	4,051	1,637	2,965

Net income (loss) from continuing operations	5,141	(7,946)	1,510	(9,087)

Net income from discontinued operations, net of tax	2,081	5,163	3,382	10,232

Net income (loss)	7,222	(2,783)	4,892	1,145

Net (income) loss attributable to noncontrolling interest	115	(1,373)	(597)	(650)

Net Income (Loss) Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries	$7,337	$(4,156)	$4,295	$495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2014		June 30, 2013
Net income (loss)	$7,222	$(2,783)	$4,892	$1,145

Unrealized foreign currency translation gain (loss)	1,370	170	(531)	(5,117)
Unrealized gain (loss) on interest rate hedges	(51)	168	571	931
Other comprehensive income (loss)	1,319	338	40	(4,186)
Total comprehensive income (loss)	8,541	(2,445)	4,932	(3,041)
Comprehensive (income) loss attributable to noncontrolling interest	292	(1,076)	(714)	(910)
Total Comprehensive Income (Loss) Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries	$8,833	$(3,521)	$4,218	$(3,951)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statement of Members’ Equity
(Unaudited, in thousands)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2013	$490,729	$3,039	$(122,464)	$(10,384)	$360,920
Sales of membership units to management	25	—	—	—	25
Repurchases of membership units	(24)	(121)	—	—	(145)
Tax refunds associated with membership interests	(52)	—	—	—	(52)
Adjustment to contingently redeemable noncontrolling interest	—	—	(34,638)	—	(34,638)
Equity-based compensation	—	809	—	—	809
Comprehensive loss:
Net loss	—	—	(2,783)	—	(2,783)
Other comprehensive income	—	—	—	338	338
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(1,373)	297	(1,076)
Balance at June 30, 2014	$490,678	$3,727	$(161,258)	$(9,749)	$323,398

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Cash flows from operations
Net loss from continuing operations	$(7,946)	$(9,087)
Adjustments to reconcile to cash flows from operations:
Depreciation, amortization and impairment loss	39,850	28,407
Debt issuance costs amortization,debt issuance costs write-offs and original issue discount amortization	6,025	8,229
Provision for bad debt	1,404	1,553
Deferred income taxes	(1,349)	(1,153)
Equity-based compensation charges	809	1,091
Gain from sales of property and equipment	(309)	(526)
Foreign currency gain on purchase of additional equity interest in Nexeo Plaschem	(653)	—
Changes in assets and liabilities:
Accounts and notes receivable	(48,126)	(94,616)
Inventories	(38,843)	(41,773)
Other current assets	(16,088)	(9,705)
Accounts payable	22,339	34,021
Related party payable	—	(10,000)
Accrued expenses and other liabilities	(1,041)	(2,271)
Changes in other operating assets and liabilities, net	(3,061)	2,274
Net cash used in operating activities from continuing operations	(46,989)	(93,556)
Net cash provided from discontinued operations	3,613	10,060
Net cash used in operating activities	(43,376)	(83,496)
Cash flows from investing activities
Additions to property and equipment	(37,420)	(25,373)
Proceeds from the disposal of property and equipment	649	2,274
Acquisitions	(223,358)	(57,908)
Net cash used in investing activities from continuing operations	(260,129)	(81,007)
Net cash used in discontinued operations	(464)	—
Net cash used in investing activities	(260,593)	(81,007)
Cash flows from financing activities
Proceeds from sale of membership units	25	365
Repurchases of membership units	(247)	(203)
Tax refunds (distributions) associated with membership interests	(52)	16
Payments on short-term obligations associated with the Beijing Plaschem Acquisition	—	(26,866)
Purchase of additional equity interest in Nexeo Plaschem	(55,937)	—
Proceeds from short-term debt	50,985	43,048
Repayment of short-term debt	(45,676)	(601)
Proceeds from issuance of long-term debt	1,086,914	832,432
Repayment of long-term debt	(745,831)	(757,707)
Payments of debt issuance costs	(1,809)	(6,849)
Net cash provided by financing activities	288,372	83,635
Effect of exchange rate changes on cash and cash equivalents	1,083	(2,669)
Decrease in cash and cash equivalents	(14,514)	(83,537)
Cash and cash equivalents at the beginning of the period	74,621	135,335
Cash and cash equivalents at end of the period	$60,107	$51,798
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$5,321	$3,549

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, currencies in thousands)

1. Organization and Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company. On March 31, 2011, Holdings purchased the global distribution business (the “Distribution Business”) from Ashland, Inc. (“Ashland”), which is referred to as the “Ashland Distribution Acquisition.” Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC (“Solutions”) and its subsidiaries. Holdings owns the majority of the membership interests of Solutions while the remaining membership interests are owned by Nexeo Solutions Sub Holding Corp. (“Sub Holding”), a wholly-owned subsidiary of Holdings. Holdings and its subsidiaries are collectively referred to as the “Company”.

The Company is a global distributor of chemicals products in North America and Asia and plastics products in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. The Company also provides arrangement for waste disposal services in North America through its Environmental Services division and supplies certain composites products in Asia. Until recently, the Company was also a distributor of composites products in North America. On July 1, 2014, the Company sold its North American composites operations. In accordance with applicable accounting guidance, these operations are now reflected as discontinued operations. See Note 3.

The Company connects a network of over 1,200 suppliers with a diverse base of more than 28,000 customers. The Company offers its customers products used in a broad cross section of industrial end markets, including construction, oil and gas, household, industrial and institutional (“HI&I”), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or “CASE”), automotive, healthcare and personal care. The Company distributes more than 26,000 products through a supply chain consisting of over 200 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 vehicles, including tractors and trailers, primarily in North America.

The Company currently employs approximately 2,700 employees globally.

2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2014. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on December 16, 2013.

The condensed consolidated financial data as of September 30, 2013 presented in these unaudited condensed consolidated financial statements were derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the decision in June 2014 to sell the composites operations in North America. See Note 3. Additionally, during the first quarter of fiscal year 2014, the Company concluded that a misclassification existed in the statements of cash flow for reporting periods within fiscal year 2013, related to the methodology for determining the dollar amount of property, plant, and equipment acquisitions paid in cash during the reporting period and the dollar amount of property, plant, and equipment acquisitions included in accounts payable. This caused a misstatement between the operating activities section and investing activities section of the statements of cash flow for these periods. Accordingly, the Company’s condensed consolidated statement of cash flows for the nine months ended June 30, 2013 has been adjusted to increase cash additions to property, plant and equipment and a decrease in accounts payable by $3,923. This correction had no impact on the Company’s financial condition or results of operations. The Company does not believe that this revision has a material effect on the Company’s previously reported condensed consolidated statement financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) 2013-4, Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements. It will require the Company to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. ASU 2013-4 also will require the Company to disclose important information related to those obligations. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2013, FASB issued ASU 2013-5, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies pre-existing guidance regarding the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

In April 2014, the FASB issued ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations while requiring expanded disclosures surrounding the assets, liabilities, income, and expenses of discontinued operations. This ASU also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU but currently does not expect it to have a material effect on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and an entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

3. Acquisitions and Divestitures

Archway Sales, Inc.

On April 1, 2014, Sub Holding acquired 100% of the outstanding shares of Archway Sales, Inc., a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals (“Archway”), and substantially all of the assets of JACAAB, LLC, a Missouri limited liability company, a related business of Archway (“JACAAB” and collectively, the “Archway Acquisition”). Upon the closing of the Archway Acquisition, the Company paid a net aggregate purchase price of $126,977, which included $1,611 of cash transferred to the Company. At the closing of the Archway Acquisition, $14,988 of the purchase price was placed into escrow. Of this amount, $2,488 was related to the settlement of the final working capital adjustment. The remaining balance of $12,500 may remain in escrow for a period of up to two years and relates to certain indemnification obligations under the purchase agreement. The Archway Acquisition was funded with approximately $10,000 of cash on hand and approximately $119,000 of borrowings under the Company's asset-based loan facility (the "ABL Facility"). Following the Archway Acquisition, Archway was converted to a limited liability company.

The purchase price for the Archway Acquisition was subject to a final working capital adjustment, which was finalized on or about August 1, 2014. The completion of the final working capital adjustment resulted in a $1,769 increase in the net purchase price and is recorded as a payable in Related party payable in the Company's condensed consolidated balance sheet. After consideration of the final working capital adjustment, the purchase price paid for the Archway Acquisition totaled $128,746. In connection with the settlement of the final net working capital adjustment, $2,488 was released from escrow.

 The Archway Acquisition was accounted for under the acquisition method, which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. The following table summarizes the Company’s preliminary allocation of the net purchase price to assets acquired and liabilities assumed:

Preliminary Purchase Price Allocation
Accounts receivable	$21,515
Inventory	16,395
Other current assets	2,267
Property and equipment	1,349
Customer-related intangible	11,000
Vendor-related intangible	17,000
Trade name	1,900
Non-compete agreements	3,300
Other non-current assets	6
Goodwill	122,864
Total assets acquired	197,596

Accounts payable	9,306
Other current liabilities	4,103
Deferred tax liability — current	14
Deferred tax liability — non-current	55,427
Total liabilities assumed	68,850

Net assets acquired	$128,746

The purchase price allocation above is preliminary as the fair value assessments for certain liabilities assumed and the impact of deferred taxes have not been finalized. The Company expects to finalize the purchase price allocation by the end of the current fiscal year. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed may change the amount of the purchase price allocable to goodwill and any such changes that are material to the Company’s consolidated financial results will be adjusted retroactively. There is no contingent consideration related to the Archway Acquisition.

Transaction costs associated with the Archway Acquisition are included in Transaction related costs in the Company's condensed consolidated statement of operations and totaled $2,807 and $4,368 during the three and nine months ended June 30, 2014, respectively. There were no transaction costs associated with Archway Acquisition during the three and nine months ended June 30, 2013.

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

Inventory

Inventory consists primarily of finished products to be distributed to the Company’s customers. The value of the inventory acquired did not have a fair value adjustment as part of acquisition accounting because their carrying value approximated fair value.

Other Current Assets

Other current assets consist primarily of prepaid expenses, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property and Equipment

Property and equipment consist primarily of office equipment and other similar assets used in Archway's and JACAAB's operations. The value of the property and equipment acquired did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

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

Vendor-Related Intangible

Vendor relationships were valued through application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing vendors were estimated in order to derive cash flows attributable to the Company’s existing vendor relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing vendor relationships as of the valuation date. Vendor relationships will be amortized on a straight-line basis over a ten year period.

Non-Compete Agreements

In connection with the Archway Acquisition, former shareholders of Archway agreed to non-compete agreements. The terms of the non-compete agreements prohibit the shareholders from competing in the chemical distribution space for five years after the Archway Acquisition. The income approach was used to value the non-compete agreements through a comparative discounted cash flow analysis. This intangible is amortized on a straight-line basis over a five-year period.

Trade name

Archway's trade name was valued through application of the income approach, involving the estimation of likely future sales and an appropriate royalty rate. The fair value of this asset is amortized on a straight-line basis over a period of two years, estimated based on the period in which the Company expects a market participant would use the name prior to rebranding and the length of time the name is expected to maintain recognition and value in the marketplace.

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets, arising from synergies expected as a result of the Archway Acquisition and the deferred tax impact of the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis that was generated as a result of the Archway Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Of the total amount of goodwill recognized, the Company expects approximately $17,900 to be deductible for tax purposes.

Accounts Payable

Accounts payable represent short-term obligations owed to the vendors of the acquired business, which were assumed in the Archway Acquisition. These obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Current Liabilities, Including Related Party Payable

Other current liabilities represent primarily accrued expenses, including a $3,431 payable to the sellers of Archway-related to certain tax refund receivables. Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. Accrued expenses did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Deferred Tax Liabilities — Current and Non-Current

Subsequent to the Archway Acquisition, Sub Holding contributed its ownership interest in Archway to Solutions in exchange for a participating preferred interest in Solutions. The deferred tax liabilities are primarily attributable to the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis. The deferred tax liabilities are also attributable to the pre-acquisition value of Archway's inventory under Archway's historical inventory accounting methodology and to the fair values allocated to the identified intangibles acquired which are different for financial reporting purposes than for tax reporting purposes and give rise to temporary differences.

The deferred tax liabilities will reverse in future periods or have reversed as the related tangible and intangible assets are amortized, acquired inventory is sold, goodwill is impaired or the investment in Solutions is sold.

Impact of the Archway Acquisition on the Company’s Unaudited Condensed Consolidated Financial Information

For the three and nine months ended June 30, 2014, the Company’s consolidated sales and operating revenues include $48,310 related to the operations of the acquired businesses since the closing date of the Archway Acquisition. For the three and nine months ended June 30, 2014, net income (loss) includes $2,820 related to the operations acquired since the closing date of the Archway Acquisition.

Chemical Specialists and Development, Inc.

Effective December 1, 2013, Sub Holding acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. (“CSD”), a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas. On the same date, Solutions acquired substantially all of the assets of STX Freight Company (“STX Freight”) and ST Laboratories Group, LLC (“ST Laboratories”), two related businesses of CSD. The acquisition of CSD’s outstanding shares and substantially all the assets of STX Freight and ST Laboratories is referred to, collectively, as the “CSD Acquisition.” The Company paid an aggregate purchase price of $96,382 for the CSD Acquisition. Of the purchase price, $10,000 may remain in escrow for a period of up to three years and relates to certain indemnification obligations under the purchase agreement. The acquisition was financed with $10,000 of cash on hand and approximately $87,000 of borrowings under the ABL Facility. Following the CSD Acquisition, CSD and each of its subsidiaries were converted to limited liability companies.

The CSD Acquisition was accounted for under the acquisition method which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill.

The following table summarizes the Company’s preliminary allocation of the purchase price to assets acquired and liabilities assumed:

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

During the second quarter of fiscal year 2014, adjustments were made to the preliminary purchase price allocation to refine the estimated fair value of the identified intangible assets, to reflect the estimated fair value of obligations assumed and indemnification receivables, if applicable, to reflect the impact of final net working capital adjustments and to recognize deferred tax liabilities associated with the transaction. The net impact to goodwill associated with these adjustments was $39,086.  As of June 30, 2014, the purchase price allocation remains preliminary as the fair value assessment for liabilities assumed has not been finalized. The Company expects to finalize the purchase price allocation by the end of the current fiscal year. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed may change the amount of the purchase price allocable to goodwill and any such changes that are material to the Company’s consolidated financial results will be adjusted retroactively. There is no contingent consideration related to the CSD Acquisition.

Transaction costs associated with the CSD Acquisition are included in Transaction related costs in the condensed consolidated statement of operations and totaled $0 and $6,363 during the three and nine months ended June 30, 2014, respectively. Transaction costs associated with the CSD Acquisition totaled $565 and $606 during the three and nine months ended June 30, 2013. Transaction costs associated with the CSD Acquisition totaled $1,860 for the fiscal year ended September 30, 2013.

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

Non-Compete Agreements

In connection with the CSD Acquisition, former shareholders of CSD agreed to non-compete agreements. The terms of the non-compete agreements prohibit the shareholders from competing in the chemical distribution space for five years after the CSD Acquisition. The income approach was used to value the non-compete agreements through a comparative discounted cash flow analysis. This intangible is amortized on a straight-line basis over a five-year period.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets, arising from synergies expected as a result of the CSD Acquisition and the deferred tax impact of the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis that was generated as a result of the CSD Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Of the total amount of goodwill recognized, the Company expects $10,000 to be deductible for tax purposes.

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

Other Non-Current Liabilities

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

The deferred tax liabilities will reverse in future periods or have reversed as the related tangible and intangible assets are amortized, inventory acquired is sold, goodwill is impaired or the investment in Solutions is sold.

Impact of the CSD Acquisition on the Company’s Unaudited Condensed Consolidated Financial Information

For the three and nine months ended June 30, 2014, the Company’s consolidated sales and operating revenues include $36,645 and $91,623, respectively, related to the operations of the acquired businesses since the closing date of the CSD Acquisition. For the three and nine months ended June 30, 2014, net income (loss) includes $1,241 and $1,749, respectively, related to the operations acquired since the closing date of the CSD Acquisition. The nine months ended June 30, 2014 include a $1,198 charge related to the inventory fair value step-up adjustment recorded during the first quarter of fiscal year 2014. The charge related to the inventory fair value step-up adjustment is recorded in Cost of sales and operating expenses in the condensed consolidated statement of operations.

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

Nexeo Plaschem’s Acquisition of Beijing Plaschem

On November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations, including inventory and existing supplier and customer relationships (the "Beijing Plaschem Acquisition"). The aggregate purchase price for the Beijing Plaschem Acquisition was as follows:

Cash	$57,908
Inventory payable to sellers of Beijing Plaschem(1)	25,981
Purchase price	$83,889

(1)	The obligation was non-interest bearing, denominated in RMB and was paid in full during the fiscal year ended September 30, 2013.

The Beijing Plaschem Acquisition was accounted for under the acquisition method which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values was recorded as goodwill. There was no contingent consideration related to the Beijing Plaschem Acquisition.

Contingently Redeemable Noncontrolling Interest

During February 2014, the noncontrolling interest shareholders exercised their right to sell to the Company half of their initial 40% equity interest in Nexeo Plaschem for approximately RMB 343,150 (approximately $56,590 at the exercise date). The Company settled the transaction on March 14, 2014 and paid $55,937 after the effect of foreign currency exchange fluctuations. The payment for the purchase of the additional 20% interest was funded with cash on hand and approximately $16,000 of borrowings under the ABL Facility.

During June 2014, the noncontrolling interest shareholders exercised their right to sell to the Company an additional 10% ownership interest in Nexeo Plaschem for RMB 224,996 (approximately $36,148 at the exercise date). However, because the transaction was not completed until July 2014, the Company's condensed consolidated financial statements as of and for the period ended June 30, 2014 continue to reflect an 80% ownership interest in Nexeo Plaschem. Additionally, because the noncontrolling interest shareholders of Nexeo Plaschem are employed by and manage the daily operations of Nexeo Plaschem, the liability associated with the exercise of their right to sell the 10% ownership interest is included in Related party payable in the Company's condensed consolidated balance sheet at June 30, 2014. The payment to complete the purchase of the additional 10% was made in July 2014 for $36,269, including the impact of foreign currency exchange fluctuations through the payment date, and was funded with cash on hand and approximately $30,000 of borrowings under the ABL Facility.

Pursuant to the joint venture arrangement, the Company has the opportunity, and in certain situations, the obligation, if certain conditions are met, to acquire the remaining 10% of the joint venture from the noncontrolling shareholders of Nexeo Plaschem for cash of up to approximately RMB 175,000 (approximately $28,142 at June 30, 2014) plus an interest component which varies depending on when certain conditions are met. A portion of the applicable purchase price for the remaining 10% equity interest will be based on Nexeo Plaschem’s performance for calendar year 2014. The exercise of these rights and obligations is outside of the control of the Company, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the condensed consolidated balance sheet. During the first quarter of fiscal year 2014, the Company and the noncontrolling shareholders of Nexeo Plaschem amended the terms of the joint venture arrangement surrounding the purchase of the equity interest held by the noncontrolling shareholders, primarily to clarify certain terms and conditions and to extend the purchase terms through the end of the calendar year 2014. The amendment did not significantly modify the terms of the arrangement and did not materially impact the Company’s consolidated financial statements.

Nexeo Plaschem’s contingently redeemable noncontrolling interest was initially recorded at historical value and is increased or decreased based on earnings or losses of the joint venture allocable to the noncontrolling interest (referred to as "historical value"). In addition, the carrying value of the contingently redeemable noncontrolling interest is increased to estimated redemption value at the reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it becomes probable that the rights and obligations to acquire up to the remaining equity interest of the joint venture will be exercised.  Any adjustments to the redemption value are recorded in accumulated deficit. The Company periodically evaluates the probability of exercise of such rights and obligations based on the likelihood of completion of specific conditions precedent to exercise. Through June 30, 2014, the Company has determined that it is probable that certain rights and obligations will be exercised to acquire all of the remaining interest in the joint venture. At June 30, 2014, the noncontrolling interest is stated at an amount equal to historical value decreased by the Company's purchases of additional equity interest in Nexeo Plaschem, as the estimated redemption value was lower than this amount.

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the three and nine months ended June 30, 2014:

	Three Months Ended June 30, 2014	Nine months ended June 30, 2014
Beginning balance	$37,899	$60,382
Total comprehensive income (loss) attributable to noncontrolling interest	(292)	1,076
Adjustment to noncontrolling interest / redemption value adjustment (1)	1,898	34,638
Exercise of selling rights by noncontrolling shareholders	(36,148)	(92,739)
Ending balance	$3,357	$3,357

 (1)         Includes the adjustment to reflect the noncontrolling interest at the higher of a) historical value, decreased by the Company's purchases of additional equity interest in Nexeo Plaschem, or b) the estimated redemption value at period end.

Sale of Composites Operations in North America

General

On June 6, 2014, Solutions entered into an agreement (the “Composites Sales Agreement”) to sell its North American composites operations to Composites One LLC, a Rhode Island limited liability company ("Composites One") for an aggregate sale price of $61,500, subject to an inventory target adjustment (the "Composites Sale"). The transaction closed on July 1, 2014, and the Company received net proceeds of approximately $61,000 to be used for general corporate purposes, including the repayment of debt under the ABL Facility and reinvestment in the assets of the business. In connection with the completion of the Composites Sale, certain of the Company's dedicated North America composites operations employees joined Composites One. As part of the Composites sale, the Company and Composites One entered into a transition services agreement pursuant to which the Company will provide, for a fee, certain operating and administrative services to Composites One for a period of 90 days following the closing of the transaction.

Under the terms of the ABL Facility, the Company may be required to repay debt with the proceeds received upon a sale of assets if the sale causes excess availability as defined for both the U.S. and Canadian borrowers to fall below certain thresholds. As the excess availability after the Composites Sale is significantly above the required thresholds, this requirement is not applicable. Under the terms of the Term Loan Facility, the Company may repay debt with the proceeds received upon a sale of assets or it may elect to reinvest such proceeds in assets useful for its business within 12 months following the sale transaction. The Company has elected to reinvest the proceeds from the Composites Sale in assets useful for its business. Although the Company was not required to repay debt as a result of the Composites Sale, the Company used a portion of the net proceeds received to repay $48,000 of borrowings outstanding under the ABL Facility.

The Composites Sale allows the Company to focus on key strategic priorities within the Plastics, Chemicals, and Environmental Services lines of business.

Estimated Pre-Tax Gain on Sale

The Composites Sale closed on July 1, 2014. The Company currently estimates a pre-tax gain on the Composites Sale of approximately $15,400, which will be reflected in the Company's operating results related to discontinued operations in the fourth quarter of fiscal year 2014. This pre-tax gain amount is subject to change due to various factors, such as the completion of the final inventory target adjustment.

Discontinued Operations

As a result of this Composites Sale, the assets and liabilities of the Company's North American composites operations have been reflected as assets and liabilities held for sale in the Company's condensed consolidated balance sheets as follows:

(In thousands - unaudited)	June 30, 2014	September 30, 2013
Accounts receivable	$31,258	$29,429
Inventories	22,995	23,317
Other current assets	219	451
Property and equipment, net	1,133	1,166
Goodwill and intangible assets	19,265	19,644
Other non-current assets	33	33
Assets held for sale	$74,903	$74,040

Trade payables	$24,361	$25,007
Accrued expenses and other liabilities	1,471	1,971
Other non-current liabilities	142	149
Liabilities related to assets held for sale	$25,974	$27,127

The Composites Sale qualifies as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the North America composites operations have been reflected as discontinued operations in the Company's condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of other comprehensive income/loss for the periods presented.

The Company has retained any liabilities from claims alleging product liability for dates prior to the close of the transaction.

Components of amounts reflected in the Company's condensed consolidated statements of operations related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales and operating revenues	$68,669	$75,052	$195,797	$228,652
Pretax income from discontinued operations	2,152	3,630	5,372	10,981
Income tax	71	248	209	749
Net income from discontinued operations, net of tax	$2,081	$3,382	$5,163	$10,232

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the Archway Acquisition and the CSD Acquisition as if they had occurred as of the beginning of the prior fiscal year, or October 1, 2012. The unaudited consolidated pro forma results reflect certain adjustments related to the Archway Acquisition and the CSD Acquisition, primarily the amortization associated with estimates for the acquired intangible assets.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the Archway Acquisition or the CSD Acquisition. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Archway Acquisition or the CSD Acquisition been completed on the date indicated.

	Three and Nine Months Ended		Three and Nine Months Ended
	June 30, 2014		June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and operating revenues	$1,193,362	$3,479,460	$1,181,209	$3,335,145
Operating income	18,656	52,851	24,565	47,723
Net income from continuing operations	5,141	5,254	6,135	(470)
Net income	7,222	10,417	9,516	9,763
Net income attributable to Nexeo Solutions LLC and subsidiaries	$7,337	$9,044	$8,919	$9,113

4. Cash and Cash Equivalents — Risks and Uncertainties

At June 30, 2014, the Company had $60,107 in cash and cash equivalents. Of this amount, $38,016 was held by foreign subsidiaries outside of the U.S., denominated primarily in Canadian Dollars, Euros and RMB. At June 30, 2014, the Company had approximately $6,951 in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange (“SAFE”). The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

5. Inventories

Inventories at June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014	September 30, 2013
Finished products	$408,626	$345,401
Supplies	2,295	2,156
Total	$410,921	$347,557

6. Property, Plant and Equipment

Property, plant and equipment at June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014	September 30, 2013
Land	$42,992	$40,499
Plants and buildings	71,664	66,459
Machinery and equipment	134,629	109,475
Software and computer equipment	59,520	44,461
Construction in progress	16,122	12,225
Total	324,927	273,119
Less accumulated depreciation	(100,637)	(73,242)
Property, plant and equipment, net	$224,290	$199,877

Total depreciation expense on property, plant and equipment was $10,392 and $30,603 for the three and nine months ended June 30, 2014, respectively. Included in depreciation expense for the three and nine months ended June 30, 2014 is an impairment loss of $614 and 1,817, respectively, related to the closure of two facilities in the U.S. The facilities remain classified as held and used and therefore are included in the carrying value of property, plant and equipment in the Company’s condensed consolidated balance sheet.  Total depreciation expense on property, plant and equipment was $7,790 and $23,280 for the three and nine months ended June 30, 2013, respectively.

7. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the nine months ended June 30, 2014 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2013	$92,949	$101,115	$12,514	$206,578
CSD Acquisition	59,147	—	—	59,147
Archway Acquisition	122,864	—	—	122,864
Foreign currency translation	(266)	59	—	(207)
Balance at June 30, 2014	$274,694	$101,174	$12,514	$388,382

The purchase price allocations for the CSD Acquisition and the Archway Acquisition remain preliminary as the fair value assessments have not been finalized. Any changes in the estimated fair values of the assets acquired and liabilities assumed in these acquisitions may change the amount of the purchase price allocable to goodwill. See Note 3.

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

Other Intangible Assets

Definite-lived intangible assets at June 30, 2014 and September 30, 2013 consisted of the following:

		June 30, 2014			September 30, 2013
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5-14	$121,446	$(20,070)	$101,376	$74,535	$(13,337)	$61,198
Supplier-related intangible	10	17,000	(425)	16,575	—	—	—
Leasehold interest intangible	1-20	2,402	(1,536)	866	2,456	(1,367)	1,089
Non-compete agreements(2)	3-5	9,860	(2,220)	7,640	1,460	(1,216)	244
Other(3)	2-6	6,155	(1,213)	4,942	768	(352)	416
Total		$156,863	$(25,464)	$131,399	$79,219	$(16,272)	$62,947

1)
Includes net carrying amounts of $53,095, $3,656, $33,900 and $10,725 at June 30, 2014 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition (see Note 3), respectively. Includes net carrying amounts of $56,648, and $4,551 at September 30, 2013 associated with the Ashland Distribution Acquisition and Beijing Plaschem Acquisition, respectively.

2)
In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-compete agreement. In connection with CSD and Archway acquisitions, former officers agreed to five year non-compete agreements.

3)
Represents trademarks and trade names associated with the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition. As of June 30, 2014, net carrying amounts include $125, $3,154 and $1,663 related to the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

Amortization expense recognized on intangible assets was $4,020 and $9,247 for the three and nine months ended June 30, 2014, respectively. Amortization expense recognized on intangible assets was $1,725 and $5,127 for the three and nine months ended June 30, 2013, respectively.

8. Other Non-Current Assets

Other non-current assets at June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014	September 30, 2013
Debt issuance cost, net	$23,646	$26,932
Other	4,266	4,035
Total	$27,912	$30,967

9. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at June 30, 2014 and September 30, 2013 are summarized below:

	June 30, 2014	September 30, 2013
Short-term borrowings under line of credit agreements available to Nexeo Plaschem	$56,460	$52,004
Current portion of long-term debt and capital lease obligations	6,770	5,036
Total short-term borrowings and current portion of long term debt and capital lease obligations, net	$63,230	$57,040

Long-term debt outstanding at June 30, 2014 and September 30, 2013 is summarized below:

	June 30, 2014	September 30, 2013
Asset based loan facility	$177,059	$—
Term loan facility	655,525	490,125
8.375% Senior Subordinated Notes	175,000	175,000
Capital lease obligations	317	173
Total long-term debt	1,007,901	665,298
Less: unamortized debt discount	(5,783)	(5,958)
Less: current portion of long-term debt and capital lease obligations	(6,770)	(5,036)
Long-term debt and capital lease obligations, less current portion, net	$995,348	$654,304

The weighted average interest rate on borrowings under the ABL Facility was 3.3% and 3.4% at June 30, 2014 and September 30, 2013, respectively. The interest rate for the Term Loan Facility was 5.0% at June 30, 2014 and September 30, 2013.

The Company’s accounts receivable and inventory in the U.S. and Canada are collateral under the Credit Facilities. The Company’s accounts receivable and inventory in the U.S. and Canada totaled approximately $844,487 at June 30, 2014, including accounts receivable and inventory balances classified as discontinued operations in connection with the Composites Sale. Collective credit availability under the U.S. and Canadian Tranches was $284,200 and $419,341 at June 30, 2014 and September 30, 2013, respectively. As of June 30, 2014, the Company was in compliance with all debt covenants.

Fourth Supplemental Indenture to Senior Subordinated Notes Indenture

On April 4, 2014, and in connection with the Archway Acquisition, Archway entered into a fourth supplemental indenture pursuant to which Archway became a guarantor under the Indenture governing the Company's 8.375% senior subordinated notes due 2018 (the “Notes”).

Third Supplemental Indenture to Senior Subordinated Notes Indenture

On December 4, 2013, and in connection with the CSD Acquisition, CSD entered into a third supplemental indenture pursuant to which CSD and its subsidiaries became guarantors under the Indenture governing the Notes.

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

Nexeo Plaschem’s Short-Term Borrowings

During October 2012, Nexeo Plaschem entered into a line of credit agreement which is used to fund its working capital requirements. The current borrowing limit is approximately $23,800. The line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount and bears interest at either LIBOR plus 2.8% or 105% of the People’s Bank of China’s (“PBOC”) base rate. The weighted average interest rate was 4.5% at June 30, 2014. At June 30, 2014, the outstanding balance under this line of credit was approximately $22,800 and remaining availability was approximately $1,000. At September 30, 2013, the outstanding balance and the weighted average interest rate under the line of credit were $23,800 and 4.6%, respectively. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a second line of credit agreement which is also used to fund its working capital requirements. The current borrowing limit is RMB 150,000, or approximately $24,100. The line of credit agreement is secured by a standby letter of credit drawn on the ABL Facility covering 100%, and bears interest at the applicable PBOC base rate, depending on the length of time for which a specific amount is borrowed. The weighted average interest rate was 5.8% at June 30, 2014. At June 30, 2014, the outstanding balance under this line of credit was approximately $30,900 and approximately $2,700 related to letters of credit and bankers’ acceptance letters had been issued to suppliers under the line of credit. Nexeo Plaschem is allowed to surpass the stated borrowing limit in the line of credit agreement as it pledges proceeds from its notes receivable. As of June 30, 2014, Nexeo Plaschem has pledged proceeds from certain of its notes receivable covering RMB 59,300, or approximately $9,500. At September 30, 2013, the outstanding balance and the weighted average interest rate under the line of credit were $28,000 and 5.8%, respectively. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

During the third quarter of fiscal year 2014, Nexeo Plaschem entered into an arrangement through which Nexeo Plaschem makes borrowings on a short-term basis, usually six months, by using its line of credit with the bank or by pledging the proceeds of its notes receivable. The borrowings originated from this arrangement are also used to fund Nexeo Plaschem's working capital requirements. The weighted average interest rate was 4.7% at June 30, 2014. At June 30, 2014, the outstanding borrowings under this arrangement totaled approximately $2,700, which are secured in full by pledged proceeds from certain of its notes receivable.

10. Derivatives

On January 6, 2012, the Company entered into four interest rate swap agreements of varying expiration dates with a combined notional amount of $275,000 to help manage the Company’s exposure to interest rate risk related to its variable rate Term Loan Facility. As of June 30, 2014, the notional amount of outstanding interest rate swap agreements was $200,000. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

During the three and nine months ended June 30, 2014, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $169 and $548, respectively, which were recorded as a component of interest expense. During the three and nine months ended June 30, 2013, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $189 and $569, respectively, which were recorded as a component of interest expense. The Company recorded an unrealized loss on the interest rate swaps (net of reclassifications into income) of $51 for the three months ended June 30, 2014 and an unrealized gain on the interest rate swaps (net of reclassifications into income) of $168 for the nine months ended June 30,2014, which were recorded in other comprehensive income. During the three and nine months ended June 30, 2013, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of $571 and $931, respectively, which were recorded in other comprehensive income. At June 30, 2014, approximately $597 in unrealized losses were expected to be realized within the next twelve months.

11. Fair Value Measurements

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is as follows:

● Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

● Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

● Level 3—Measurement is based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

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

The Company’s financial instruments recorded at fair value on a recurring basis relate solely to its interest rate swaps. At June 30, 2014, the Company recorded $574 in Accrued expenses and other liabilities and $336 in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments. At September 30, 2013, the Company recorded $651 in Accrued expenses and other liabilities and $427 in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments.

During the nine months ended June 30, 2014 and 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem approximate fair value due to the short-term maturity of those instruments.

The carrying values of borrowings outstanding under the ABL Facility and the Term Loan Facility approximate fair value at June 30, 2014 and September 30, 2013, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the long-term senior subordinated notes was approximately $181,595 and $172,599 at June 30, 2014 and September 30, 2013, including accrued interest of $4,845 and $1,099, respectively. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the three and nine months ended June 30, 2014, the Company recorded non-recurring fair value measurements related to the Archway Acquisition and the CSD Acquisition. These fair value measurements were classified as Level 3 within the fair value hierarchy.

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

As a result, the Company does not currently have any environmental or remediation reserves for matters covered by the Ashland Distribution Acquisition agreement. However, if the Company were to incur expenses related to the Other Retained Remediation Liabilities, the Company would be responsible for the first $5,000 in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to take an appropriate environmental or remediation reserve. The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination, the extent of required remediation efforts, the choice of remediation methodology, availability of insurance coverage and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

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

Other Contingencies

On November 16, 2012, a facility owned by the Company in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. The Company continues to utilize other locations to service its Chemicals customers in the region. Losses incurred by the Company associated with the fire have been primarily related to additional operating costs associated with servicing our customers, property damage and environmental remediation. However, the Company has not experienced an adverse impact on business continuity as a result of the fire. For the three and nine months ended June 30, 2014, the Company recorded approximately $283 and $1,177, respectively, in gross losses in connection with this event, included in operating expenses in the Company's condensed consolidated statement of operations. Additionally, during the three and nine months ended June 30, 2014, the Company recognized total insurance proceeds of $7,731 and $9,881, respectively, of which $3,731 and $5,881, respectively, are included in operating expenses in the Company's condensed consolidated statement of operations. For the three and nine months ended June 30, 2013, the Company recorded approximately $643 and $5,577, respectively, in gross losses in connection with this event. Additionally, during the three and nine months ended June 30, 2013, the Company recognized insurance proceeds of $592. Generally, the Company recognizes insurance recoveries when the claim has been verified and approved by the insurance company and collection has either occurred or is virtually certain. During the three months ended June 30, 2014, the Company agreed with the insurance carriers to a final settlement of its claims for insurance recoveries associated with this incident. As a result, the Company recorded a receivable for insurance recoveries of $7,642, which is in excess of net cumulative costs incurred through June 30, 2014 and resulted in a gain of $4,000 recorded in other income in the condensed consolidated statement of operations.

Subsequent to the fire incident, the Garland facility was inspected by representatives of the U.S. Environmental Protection Agency (“EPA”) who advised the Company that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility’s Resource Conservation and Recovery Act (“RCRA”) permit. The EPA and the Company entered into negotiations which resulted in a Consent

Agreement and Final Order (“CAFO”) that included the payment of a $374 fine and certain changes in facility operations. The CAFO constitutes final resolution of this matter and did not have a material adverse effect on the Company's results of operations.

In June 2014, the Company self-disclosed to the California Department of Toxic Substance Control (“DTSC”) that a recent inventory of its Fairfield facility had revealed potential violations of RCRA and the California Health and Safety Code. Although no formal proceeding has been initiated, the Company expects the DTSC to seek payment of fines or other penalties for non-compliance. The Company does not expect the amount of any such fine or other penalty to have a material adverse effect on its business, financial position or results of operations.

13. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years, and over twenty-one years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. A version of the 401(k) Plan is also available for qualifying employees of the Company in our foreign subsidiaries. The Company contributed a total of approximately $3,280 and $9,350 to the defined contribution plans in the three and nine months ended June 30, 2014, respectively, and $3,054 and $9,156 for the three and nine months ended June 30, 2013, respectively. Of the above contributions to the plans, $2,504 and $6,563 in the three and nine months ended June 30, 2014, respectively, and $2,042 and $6,085 in the three and nine months ended June 30, 2013, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”) effective as of April 29, 2011. The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. With respect to units issued to certain officers and employees, 50% of the Series B units vest 20% annually over a five year period (“Time-Based Units”), and 50% of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Upon the occurrence of a liquidity event during the term of the Performance-Based Units in which TPG Accolade, L.P. (“TPG Accolade”) realizes a return based upon cash received (including dividends) divided by aggregate purchase price that is equal to or greater than 3.0x all Performance-Based Units automatically vest, as long as the employee remains employed by the Company. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series B units previously granted to officers and employees eligible to participate in the Company’s Equity Plan. The repurchase price per unit is the difference between the established threshold value at the time of redemption and the threshold value at the time of the grant.

The following table summarizes Equity Plan activity during the nine months ended June 30, 2014:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2013	35,227,878	$0.32
Granted	3,449,890	0.27
Forfeited/Cancelled	(4,859,000)	0.29
Outstanding at June 30, 2014	33,818,768	$0.29

The fair value of the Series B units granted during the nine months ended June 30, 2014 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of 1) expected term of three to four years, 2) expected price volatility of 39.6% to 45.5%, 3) a risk-free interest rate of 1.0% to 1.1% and 4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The following table summarizes the non-vested Equity Plan units during the nine months ended June 30, 2014:

	Units	Average Grant Date Fair Value Per Unit
Nonvested units at September 30, 2013	26,678,241	$0.32
Granted	3,449,890	0.27
Vested	(3,373,486)	0.32
Forfeited	(4,643,000)	0.28
Nonvested units at June 30, 2014	22,111,645	$0.28

During the three and nine months ended June 30, 2014, Series B units vested totaled 1,531,122 and 3,373,486, respectively, which had a total fair value of approximately of $481 and $1,087, respectively. During the three and nine months ended June 30, 2013, Series B units vested totaled 1,300,455 and 3,178,455, respectively, which had a total fair value of approximately of $422 and $1,039, respectively.

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

The Company recognized compensation expense associated with Time-Based Units of $264 and $809 during the three and nine months ended June 30, 2014, respectively, and $276 and $1,091 during the three and nine months ended June 30, 2013, respectively. There was no compensation expense recognized during the three and nine months ended June 30, 2014 and 2013 related to Performance-Based Units, as the Company did not meet the pre-established EBITDA target and did not recognize compensation cost associated with the Performance-Based Units. Expenses related to the Equity Plan are recorded as a component of selling, general and administrative expenses.

14. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, “TPG”) pursuant to which it provides the Company with ongoing management, advisory and consulting services. Under the terms of the agreement and through December 31, 2013, TPG received a quarterly management fee equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter, subject to a minimum annual fee of $3,000. Effective January 1, 2014, the quarterly management fee to TPG is equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) less $175, subject to a revised minimum annual amount of $2,825. The Company recorded management fees payable to TPG of $873 and $2,531 during the three and nine months ended June 30, 2014, respectively, and $750 and $2,484 during the three and nine months ended June 30, 2013, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. The Company recorded consulting fees to TPG of $322 and $1,244 during the three and nine months ended June 30, 2014, respectively, and $288 and $1,187 during the three and nine months ended June 30, 2013, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

In addition, the Company pays TPG a periodic fee to participate in TPG’s leveraged procurement program. This fee is calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were $0 and $31 for the three and nine months ended June 30, 2014, respectively, and $31 and $94 for the three and nine months ended June 30, 2013, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the first quarter of fiscal year 2013, the Company paid TPG a one-time aggregate transaction fee of $10,000 in connection with the closing of the Beijing Plaschem Acquisition, which was recorded in Transaction related costs in the consolidated statement of operations during the period from November 4, 2010 (inception) to September 30, 2011. During the first quarter of fiscal year 2014 and in connection with the closing of the CSD Acquisition, the Company recorded and paid TPG a one-time aggregate transaction fee of $2,000, which is included in Transaction related costs in the Company's condensed consolidated statement of operations. During the third quarter of fiscal year 2014 and in connection with the closing of the Archway Acquisition, the Company will pay TPG a one-time aggregate transaction fee of approximately $2,500, which is included in Transaction related costs in the Company's condensed consolidated statement of operations.

The Company’s sales to entities deemed related to TPG as of June 30, 2014 were $4,196 and $12,250 for the three and nine months ended June 30, 2014, respectively. Sales to TPG entities were $5,264 and $13,904 for the three and nine months ended June 30, 2013, respectively. There were no purchases from TPG related entities for the three and nine months ended June 30, 2014 and 2013.  Prior period information includes sales to or purchases from entities that became related to TPG subsequent to June 30, 2013. At June 30, 2014 and September 30, 2013, TPG entities owed the Company approximately $2,500 and $3,159, respectively, included in Accounts and notes receivable in the Company's condensed consolidated balance sheet.

Effective January 1, 2014, under the terms of a consulting services agreement, the Company agreed to pay an annual fee of $175 to Steven B. Schwarzwaelder, a member of the Company’s Board of Directors, for strategic consulting services. The company recorded fees of $44 and $88 for the three and nine months ended June 30, 2014 related to this agreement. These fees are recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

In connection with the CSD Acquisition, the Company assumed a truck and lease service agreement (“Ryder Truck Lease”) with Ryder Truck Rental, Inc. (“Ryder”). John Williford, a member of the Company’s Board of Directors, is the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers. Payments to Ryder, inclusive of reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, were approximately $160 and $272 for the three and nine months ended June 30, 2014, respectively. These costs are recorded in Cost of sales and operating expenses in the Company's condensed consolidated statement of operations.

In connection with the exercise by the noncontrolling interest shareholders of Nexeo Plaschem of their right to sell to the Company an additional 10% ownership interest in Nexeo Plaschem, the Company recorded a payable to the noncontrolling interest shareholders included in Related party payable in the Company's condensed consolidated balance sheet at June 30, 2014. The payable balance at June 30, 2014 was $36,181, including the impact of foreign currency exchange fluctuations after the exercise date. The noncontrolling interest shareholders of Nexeo Plaschem are employed by and manage the daily operations of Nexeo Plaschem.

In connection with the Archway Acquisition, the Company recorded a payable to former shareholders of Archway totaling $5,200 related to certain tax refund receivables and the completion of the final working capital adjustment. Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. This payable is included in Related party payable in the Company's condensed consolidated balance sheet at June 30, 2014.

15. Income Taxes

Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings made no tax distributions to members during the three and nine months ended June 30, 2014 and made tax distributions of $17 during the three and nine months ended June 30, 2013. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions. The Company’s sole U.S. corporate subsidiary is subject to tax at the entity level in the U.S.

Income tax expense was $787 for the three months ended June 30, 2014 compared to $1,637 for the three months ended June 30, 2013. The current period income tax expense is largely attributed to foreign income tax expense on profitable foreign operations.  The tax expense for the three months ended June 30, 2014 reflects an effective tax rate of approximately 13.3%.

Income tax expense was $4,051 for the nine months ended June 30, 2014 compared to $2,965 for the nine months ended June 30, 2013. The current period income tax expense is largely attributed to foreign income tax expense on profitable foreign operations and losses in various jurisdictions that have not been benefited for income tax purposes. The tax expense for the nine months ended June 30, 2014 reflects an effective tax rate of approximately 104.0%.

For the periods ended June 30, 2014 and 2013, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.  Due to the on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections by legal entity of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

At June 30, 2014 and September 30, 2013, a valuation allowance of $2,671 and $2,817, respectively, was recorded related to certain deferred tax assets, which are primarily associated with foreign net operating losses. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

During the second quarter of fiscal year 2014, the Company completed its evaluation of income tax-related uncertainties associated with the CSD Acquisition, determined that the recognition threshold was met and recorded an initial reserve of approximately $461. The ultimate outcome of certain of these uncertainties is covered by indemnification provisions under the purchase agreement. Accordingly, the Company has recognized indemnification assets in connection with the recognition of certain of these income tax-related uncertainties. The indemnification assets are included in Other non-current assets in the condensed consolidated balance sheet and represent the reimbursement the Company reasonably expects to receive from funds currently held in escrow pursuant to the purchase agreement.

The Company has not completed its evaluation of income tax-related uncertainties associated with the Archway Acquisition.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the condensed consolidated statements of operations. There were interest and penalties of $5 during the three and nine months ended June 30, 2014. As of June 30, 2014, the company has $372 related to uncertain tax positions, including related accrued interest and penalties.

The Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. Within the U.S., the Company is subject to state income tax examination by tax authorities for periods after March 2011. With respect to countries outside of the U.S., with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2010.

16. Segment and Geographic Data

The Company currently manages its operations through four lines of business: Chemicals, Plastics, Environmental Services and Composites. Until recently, the Composites line of business was comprised of composites operations in North America as well as small composites operations in Asia where the Company supplies certain resin products to customers in that region. On June 6, 2014, the Company entered into an agreement to sell its North American composites operations. The transaction closed on July 1, 2014 and the North American composites operations are now classified as discontinued operations. For segment presentation and disclosure purposes, the Chemicals and Plastics lines of business constitute separate reportable segments. However, the Environmental Services line of business and the remaining composites operations in Asia do not individually meet the materiality threshold for separate disclosure, and are, as a result, combined as “Other” segment. Certain indirect warehousing and delivery costs included Cost of sales and operating expenses that were previously allocated to the North America composites operations and which do not qualify for discontinued operations classification have been reallocated to the Chemicals and Plastics lines of business.

The Chemicals, Plastics and Composites lines of business are distribution businesses, while the Environmental Services line of business provides hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services. The operations acquired in the CSD and Archway acquisitions are included in the Company’s Chemicals line of business.

Each line of business represents unique products and suppliers, and a line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across the Chemicals and Plastics lines of business there are numerous industry segments, end markets, and sub markets that we choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability, and our strategic agenda.

The Chemicals and Plastics lines of business compete with national, regional and local companies throughout North America. The Chemicals line of business competes with other distribution companies in Asia. The Plastics line of business also competes with other distribution companies in EMEA and Asia. Competition within each line of business is based primarily on the diversity of the product portfolio, service offerings, reliability of supply, technical support and price. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the consolidated level. A brief description of each of the Company’s lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities, primarily in North America and Asia. The line of business serves the chemical needs of original equipment manufacturers (“OEMs”) operating across the broad spectrum of regional industrial segments.  While the line of business serves multiple end markets, key end markets within the industrial space are CASE, oil and gas, HI&I, lubricants and personal care end markets.

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

Other. The Environmental Services line of business, in connection with chemical waste service companies, provides customers with comprehensive, nationwide waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the U.S. These environmental services are offered through a network of distribution centers, including several transfer facilities. The remaining Composites line of business supplies certain resin products to customers in Asia.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2014		June 30, 2013
Sales and operating revenues
Chemicals	$621,497	$1,695,767	$534,960	$1,491,883
Plastics	543,904	1,573,717	519,462	1,461,410
Other	27,961	90,029	27,218	86,011
Total sales and operating revenues	$1,193,362	$3,359,513	$1,081,640	$3,039,304
Gross profit
Chemicals	$62,767	$154,382	$45,460	$122,964
Plastics	39,900	121,304	39,795	120,388
Other	6,403	21,767	7,015	20,589
Total gross profit	109,070	297,453	92,270	263,941
Selling, general & administrative	87,607	247,676	72,846	221,594
Transaction related costs	2,807	11,698	501	6,014
Total operating income	18,656	38,079	18,923	36,333
Other income	4,406	5,095	162	1,400
Interest income (expense):
Interest income	76	221	144	386
Interest expense	(17,210)	(47,290)	(16,082)	(44,241)
Income (Loss) from continuing operations before income tax	$5,928	$(3,895)	$3,147	$(6,122)

	June 30, 2014	September 30, 2013
IDENTIFIABLE ASSETS
Chemicals(1)	$850,101	$505,889
Plastics	647,364	578,856
Other	31,334	32,774
Total identifiable assets by segment	1,528,799	1,117,519
Unallocated assets	429,748	408,233
Assets held for sale	74,903	74,040
Total assets(1)	$2,033,450	$1,599,792

(1) The purchase price allocations for the CSD Acquisition and the Archway Acquisition, which are included in the Chemicals operating segment, remain preliminary as the fair value assessments have not been finalized. Any changes in the estimated fair values of the assets acquired and liabilities assumed may change the amount allocable to goodwill.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2014		June 30, 2013
North America	$967,939	$2,656,951	$851,058	$2,423,865
EMEA	163,840	471,382	148,341	440,347
Asia	61,583	231,180	82,241	175,092
Total	$1,193,362	$3,359,513	$1,081,640	$3,039,304

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the SEC. The condensed consolidating financial statements reflect the Company’s financial position as of June 30, 2014 and September 30, 2013; the results of operations, items of comprehensive income/loss and cash flows for the three and nine months ended June 30, 2014 and 2013.

As a result of the Ashland Distribution Acquisition, on March 31, 2011, the Issuers issued the Notes in an aggregate principal amount of $175,000. The Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holding. The guarantees are subject to release under certain customary defeasance provisions. Solutions is also the primary borrower under the Credit Facilities, which are guaranteed by Holdings and Sub Holding. Holdings and Sub Holding are also co-borrowers on a joint and several basis with Solutions under the Credit Facilities. The Co-issuer also is a guarantor under the Term Loan Facility. The Co-issuer (labeled “Finance” in the tables below) has no independent operations and no assets or liabilities for any of the periods presented herein.

There are no restrictions on the ability of Holdings’ subsidiaries, including the Issuers, to make investments in, or loans directly to, Holdings. The ability of Holdings’ subsidiaries, including the Issuers, to pay dividends to Holdings is restricted under the Company’s Credit Facilities, subject to certain customary exceptions. As an example, the restrictions under the Company's Term Loan Facility include that dividends may be made to Holdings (i) in an aggregate amount not to exceed the greater of $40,000 and 3.25% of total assets, as defined, plus the amount of excluded contributions, as defined, received by Holdings prior to such payment; (ii) if the consolidated net leverage ratio, as defined, would be less than or equal to 3.0 to 1.0 after giving effect to such payment; and (iii) out of the available amount, as defined, if the consolidated net leverage ratio, as defined, would be less than or equal to 4.5 to 1.0 after giving effect to such payment. Payment of dividends described in the foregoing clauses (i), (ii) and (iii) (other than with excluded contributions, as defined) are prohibited if at the time of, or after giving effect to, the dividend, a default, as defined, would exist under the credit agreement for the Term Loan Facility.

The Co-Issuer is a wholly owned finance subsidiary of Solutions, which jointly and severally issued the securities. Prior to December 1, 2013, Sub Holding had no independent operations and minimal assets. Consequently, separate financial information of Sub Holding was not previously presented. Effective December 1, 2013, Sub Holding acquired 100% of CSD’s outstanding shares. Following the CSD Acquisition, CSD and each of its subsidiaries were converted to limited liability companies (the “CSD Conversion”). Following the CSD Conversion, Sub Holding assigned $23,000 of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest in Solutions (the “CSD Contribution”). The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions from Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the CSD Contribution. Following the CSD Contribution, CSD and its subsidiaries became wholly owned subsidiaries of Solutions and guarantors of the Notes.

Following the Archway Acquisition, Archway was converted to a limited liability company (the “Archway Conversion”). Following the Archway Conversion, Sub Holding assigned $36,000 of its long-term debt to Solutions and contributed its ownership interest in Archway to Solutions in exchange for a participating preferred interest in Solutions (the “Archway Contribution”). The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions from Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the Archway Contribution. Following the Archway Contribution, Archway became wholly owned subsidiaries of Solutions and guarantor of the Notes.

The remaining subsidiaries (“Non-Guarantor Subsidiaries”) as of June 30, 2014 are not guarantors of the Notes.

The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,173	$—	$228	$20,689	$38,017	$—	$60,107
Accounts and notes receivable, net	—	—	—	457,243	207,759	—	665,002
Inventories	—	—	—	276,338	134,583	—	410,921
Intercompany advances	—	—	—	123	—	(123)	—
Other current assets	—	—	275	24,342	25,917	—	50,534
Assets Held for Sale	—	—	—	46,969	7,503	—	54,472
Total current assets	1,173	—	503	825,704	413,779	(123)	1,241,036
Property, plant and equipment, net	—	—	—	210,584	13,706	—	224,290
Goodwill and other intangibles, net	—	—	—	408,164	111,617	—	519,781
Other non-current assets	—	—	692	26,599	621	—	27,912
Assets held for sale	—	—	—	19,981	450	—	20,431
Intercompany advances	—	—	—	110,130	—	(110,130)	—
Investment in subsidiaries	435,649	—	242,453	154,149	—	(832,251)	—
Total assets	$436,822	$—	$243,648	$1,755,311	$540,173	$(942,504)	$2,033,450
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long- term debt	$410	$—	$260	$6,100	$56,460	$—	$63,230
Intercompany advances	—	—	123	—	—	(123)	—
Accounts payable, accrued expenses and other liabilities	629	—	3,981	329,627	184,156	—	518,393
Liabilities related to assets held for sale	—	—	—	22,151	3,681	—	25,832
Total current liabilities	1,039	—	4,364	357,878	244,297	(123)	607,455
Long-term debt	112,385	—	42,610	817,295	23,058	—	995,348
Other non-current liabilities	—	—	89,882	8,389	5,479	—	103,750
Liabilities related to assets held for sale	—	—	—	136	6	—	142
Intercompany advances	—	—	303	—	109,827	(110,130)	—
Total liabilities	113,424	—	137,159	1,183,698	382,667	(110,253)	1,706,695
Redeemable noncontrolling interest	—	—	—	—	3,357	—	3,357
Members’ Equity
Total members’ equity	323,398	—	106,489	571,613	154,149	(832,251)	323,398
Total liabilities and members’ equity	$436,822	$—	$243,648	$1,755,311	$540,173	$(942,504)	$2,033,450

Condensed Consolidating Balance Sheets at September 30, 2013

	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$15	$—	$27,614	$46,992	$—	$74,621
Accounts and notes receivable, net	—	—	384,082	187,858	—	571,940
Inventories	—	—	250,976	96,581	—	347,557
Intercompany advances	3,631	—	—	—	(3,631)	—
Other current assets	—	—	10,358	20,907	—	31,265
Assets Held for Sale	—	—	46,865	6,332	—	53,197
Total current assets	3,646	—	719,895	358,670	(3,631)	1,078,580
Property, plant and equipment, net	—	—	184,902	14,975	—	199,877
Goodwill and other intangibles, net	—	—	156,492	113,033	—	269,525
Other non-current assets	—	—	30,223	744	—	30,967
Assets held for sale	—	—	20,373	470	—	20,843
Intercompany advances	—	—	137,949	—	(137,949)	—
Investment in subsidiaries	357,386	—	111,283	—	(468,669)	—
Total assets	$361,032	$—	$1,361,117	$487,892	$(610,249)	$1,599,792
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long-term debt	$—	$—	$5,036	$52,004	$—	$57,040
Intercompany advances	—	—	3,631	—	(3,631)	—
Accounts payable, accrued expenses and other liabilities	112	—	309,204	117,992	—	427,308
Liabilities related to assets held for sale	—	—	23,709	3,269	—	26,978
Total current liabilities	112	—	341,580	173,265	(3,631)	511,326
Long-term debt	—	—	654,304	—		654,304
Other non-current liabilities	—	—	7,700	5,011	—	12,711
Liabilities related to assets held for sale	—	—	147	2	—	149
Intercompany advances	—	—	—	137,949	(137,949)	—
Total liabilities	112	—	1,003,731	316,227	(141,580)	1,178,490
Redeemable noncontrolling interest	—	—	—	60,382	—	60,382
Members’ Equity
Total members’ equity	360,920	—	357,386	111,283	(468,669)	360,920
Total liabilities and members’ equity	$361,032	$—	$1,361,117	$487,892	$(610,249)	$1,599,792

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$892,284	$301,078	$—	$1,193,362
Cost of sales and operating expenses	—	—	—	804,369	279,923	—	1,084,292
Gross profit	—	—	—	87,915	21,155	—	109,070
Selling, general and administrative expenses and transaction related costs	(10)	—	3,161	72,511	14,752	—	90,414
Operating income (loss)	10	—	(3,161)	15,404	6,403	—	18,656
Other income (expense):
Interest expense, net	(1,066)	—	(476)	(13,495)	(2,097)	—	(17,134)
Equity in earnings of subsidiaries	8,278	—	1,876	3,226	—	(13,380)	—
Other income	—	—	—	4,092	314	—	4,406
Income (loss) from continuing operations before income taxes	7,222	—	(1,761)	9,227	4,620	(13,380)	5,928
Income tax expense (benefit)	—	—	(929)	124	1,592	—	787
Net income (loss) from continuing operations	7,222	—	(832)	9,103	3,028	(13,380)	5,141
Net income from discontinued operations, net of tax	—	—	—	1,883	198	—	2,081
Net income (loss)	7,222	—	(832)	10,986	3,226	(13,380)	7,222
Net income attributable to noncontrolling interest	115	—	—	115	115	(230)	115
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$7,337	$—	$(832)	$11,101	$3,341	$(13,610)	$7,337

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,222	$—	$(832)	$10,986	$3,226	$(13,380)	$7,222
Unrealized foreign currency translation gain	1,370	—	—	1,370	978	(2,348)	1,370
Unrealized gain on interest rate hedges	(51)	—	—	(51)	—	51	(51)
Other comprehensive income	1,319	—	—	1,319	978	(2,297)	1,319
Total comprehensive income (loss)	8,541	—	(832)	12,305	4,204	(15,677)	8,541
Comprehensive income attributable to noncontrolling interest	292	—	—	292	292	(584)	292
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$8,833	$—	$(832)	$12,597	$4,496	$(16,261)	$8,833

Condensed Consolidating Statements of Operations
For the Nine Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$2,434,915	$924,598	$—	$3,359,513
Cost of sales and operating expenses	—	—	—	2,206,541	855,519	—	3,062,060
Gross profit	—	—	—	228,374	69,079	—	297,453
Selling, general and administrative expenses and transaction related costs	(6)	—	6,603	208,146	44,631	—	259,374
Operating income (loss)	6	—	(6,603)	20,228	24,448	—	38,079
Other income (expense):
Interest expense, net	(1,594)	—	(822)	(38,008)	(6,645)	—	(47,069)
Equity in earnings of subsidiaries	(1,195)	—	1,836	13,859	—	(14,500)	—
Other income	—	—	—	4,426	669	—	5,095
Income (loss) from continuing operations before income taxes	(2,783)	—	(5,589)	505	18,472	(14,500)	(3,895)
Income tax expense (benefit)	—	—	(1,453)	310	5,194	—	4,051
Net income (loss) from continuing operations	(2,783)	—	(4,136)	195	13,278	(14,500)	(7,946)
Net income from discontinued operations, net of tax	—	—	—	4,582	581	—	5,163
Net income (loss)	(2,783)	—	(4,136)	4,777	13,859	(14,500)	(2,783)
Net income attributable to noncontrolling interest	(1,373)	—	—	(1,373)	(1,373)	2,746	(1,373)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(4,156)	$—	$(4,136)	$3,404	$12,486	$(11,754)	$(4,156)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2,783)	$—	$(4,136)	$4,777	$13,859	$(14,500)	$(2,783)
Unrealized foreign currency translation gain	170	—	—	170	557	(727)	170
Unrealized gain on interest rate hedges	168	—	—	168	—	(168)	168
Other comprehensive income	338	—	—	338	557	(895)	338
Total comprehensive income (loss)	(2,445)	—	(4,136)	5,115	14,416	(15,395)	(2,445)
Comprehensive income attributable to noncontrolling interest	(1,076)	—	—	(1,076)	(1,076)	2,152	(1,076)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(3,521)	$—	$(4,136)	$4,039	$13,340	$(13,243)	$(3,521)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2013 (1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$780,398	$301,242	$—	$1,081,640
Cost of sales and operating expenses	—	—	708,204	281,166	—	989,370
Gross profit	—	—	72,194	20,076	—	92,270
Selling, general and administrative expenses and transaction related costs	2	—	58,576	14,769	—	73,347
Operating income (loss)	(2)	—	13,618	5,307	—	18,923
Other income (expense):
Interest expense, net	—	—	(13,567)	(2,371)	—	(15,938)
Equity in earnings of subsidiaries	4,894	—	2,117	—	(7,011)	—
Other income	—	—	149	13	—	162
Income (loss) from continuing operations before income taxes	4,892	—	2,317	2,949	(7,011)	3,147
Income tax expense	—	—	227	1,410	—	1,637
Net income (loss) from continuing operations	4,892	—	2,090	1,539	(7,011)	1,510
Net income from discontinued operations, net of tax	—	—	2,804	578	—	3,382
Net income (loss)	4,892	—	4,894	2,117	(7,011)	4,892
Net income attributable to noncontrolling interest	(597)	—	(597)	(597)	1,194	(597)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$4,295	$—	$4,297	$1,520	$(5,817)	$4,295

 (1) The Company has revised the condensed consolidating statements of operations for the three months ended June 30, 2013 to reflect intercompany interest activity of $1,552 between Solutions and the Non-Guarantor Subsidiaries, which was previously not included. The Company does not believe that the revision to this disclosure is material to the prior year’s condensed consolidating financial information.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,892	$—	$4,894	$2,117	$(7,011)	$4,892
Unrealized foreign currency translation gain	(531)	—	(531)	764	(233)	(531)
Unrealized gain on interest rate hedges	571	—	571	—	(571)	571
Other comprehensive income	40	—	40	764	(804)	40
Total comprehensive income (loss)	4,932	—	4,934	2,881	(7,815)	4,932
Comprehensive income attributable to noncontrolling interest	(714)	—	(714)	(714)	1,428	(714)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$4,218	$—	$4,220	$2,167	$(6,387)	$4,218

Condensed Consolidating Statements of Operations
For the Nine Months Ended June 30, 2013 (1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$2,213,604	$825,700	$—	$3,039,304
Cost of sales and operating expenses	—	—	2,005,402	769,961	—	2,775,363
Gross profit	—	—	208,202	55,739	—	263,941
Selling, general and administrative expenses and transaction related costs	10	—	184,172	43,426	—	227,608
Operating income (loss)	(10)	—	24,030	12,313	—	36,333
Other income (expense):
Interest expense, net	—	—	(37,004)	(6,851)	—	(43,855)
Equity in earnings of subsidiaries	1,155	—	5,251	—	(6,406)	—
Other income	—	—	793	607	—	1,400
Income (loss) from continuing operations before income taxes	1,145	—	(6,930)	6,069	(6,406)	(6,122)
Income tax expense	—	—	402	2,563	—	2,965
Net income (loss) from continuing operations	1,145	—	(7,332)	3,506	(6,406)	(9,087)
Net income from discontinued operations, net of tax	—	—	8,487	1,745	—	10,232
Net income (loss)	1,145	—	1,155	5,251	(6,406)	1,145
Net income attributable to noncontrolling interest	(650)	—	(650)	(650)	1,300	(650)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$495	$—	$505	$4,601	$(5,106)	$495

 (1) The Company has revised the condensed consolidating statements of operations for the nine months ended June 30, 2013 to reflect intercompany interest activity of $4,759 between Solutions and the Non-Guarantor Subsidiaries, which was previously not included. The Company does not believe that the revision to this disclosure is material to the prior year’s condensed consolidating financial information.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,145	$—	$1,155	$5,251	$(6,406)	$1,145
Unrealized foreign currency translation gain	(5,117)	—	(5,134)	(2,379)	7,513	(5,117)
Unrealized gain on interest rate hedges	931	—	931	—	(931)	931
Other comprehensive income	(4,186)	—	(4,203)	(2,379)	6,582	(4,186)
Total comprehensive income (loss)	(3,041)	—	(3,048)	2,872	176	(3,041)
Comprehensive income attributable to noncontrolling interest	(910)	—	(910)	(910)	1,820	(910)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(3,951)	$—	$(3,958)	$1,962	$1,996	$(3,951)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operating activities from continuing operations	$(917)	$—	$(8,859)	$(12,887)	$(24,326)	$—	$(46,989)
Net cash provided from discontinued operations	—	—	—	3,620	(7)	—	3,613
Net cash used in operating activities	(917)	—	(8,859)	(9,267)	(24,333)	—	(43,376)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(36,921)	(499)	—	(37,420)
Proceeds from disposal of property and equipment	—	—	—	628	21	—	649
Acquisitions	—	—	(203,358)	(20,000)	—	—	(223,358)
Investment in subsidiary	(110,575)	—	—	(64,160)	—	174,735	—
Net cash used in investing activities from continuing operations	(110,575)	—	(203,358)	(120,453)	(478)	174,735	(260,129)
Net cash used in discontinued operations	—	—	—	(320)	(144)	—	(464)
Net cash used in investing activities	(110,575)	—	(203,358)	(120,773)	(622)	174,735	(260,593)
Cash Flows From Financing Activities
Proceeds from sale of membership units	25	—	—	—	—	—	25
Repurchases of membership units	(247)	—	—	—	—	—	(247)
Tax refunds (distributions) associated with membership interests	(52)	—	—	—	—	—	(52)
Purchase of additional equity interest in Nexeo Plaschem	—	—	—	—	(55,937)	—	(55,937)
Proceeds from short-term debt	—	—	—	—	50,985	—	50,985
Repayments of short-term debt	—	—	—	—	(45,676)	—	(45,676)
Investment from parent	—	—	110,575	—	64,160	(174,735)	—
Transfers to/from affiliates	129	—	—	21,078	(21,207)	—	—
Proceeds from the issuance of long-term debt	164,000	—	129,500	656,793	136,621	—	1,086,914
Repayment of long-term debt	(51,205)	—	(27,630)	(552,947)	(114,049)	—	(745,831)
Payments of debt issuance costs	—	—	—	(1,809)	—	—	(1,809)
Net cash provided by financing activities	112,650	—	212,445	123,115	14,897	(174,735)	288,372
Effect of exchange rate changes on cash	—	—	—	—	1,083	—	1,083
Increase (Decrease) in Cash	1,158	—	228	(6,925)	(8,975)	—	(14,514)
Beginning Cash Balance	15	—	—	27,614	46,992	—	74,621
Ending Cash Balance	$1,173	$—	$228	$20,689	$38,017	$—	$60,107

Supplemental disclosure of non-cash activities:

During the first quarter of fiscal year 2014, Sub Holding assigned $23,000 of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest. Accordingly, CSD and its subsidiaries became wholly owned subsidiaries of Solutions.

During the third quarter of fiscal year 2014, Sub Holding assigned $36,000 of its long-term debt to Solutions and contributed its ownership interest in Archway to Solutions in exchange for a participating preferred interest. Accordingly, Archway became a wholly owned subsidiary of Solutions.

There was no impact to the non-guarantor subsidiaries from the above non-cash transactions.

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended June 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operating activities from continuing operations	$108	$—	$(51,038)	$(42,626)	$—	$(93,556)
Net cash provided from discontinued operations	—	—	8,623	1,437	—	10,060
Net cash used in operating activities	108	—	(42,415)	(41,189)	—	(83,496)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	(24,622)	(751)	—	(25,373)
Proceeds from disposal of property and equipment	—	—	747	1,527	—	2,274
Acquisitions	—	—	—	(57,908)	—	(57,908)
Investment in subsidiary	—	—	(3,000)	—	3,000	—
Net cash used in investing activities from continuing operations	—	—	(26,875)	(57,132)	3,000	(81,007)
Net cash used in discontinued operations	—	—	—	—	—	—
Net cash used in investing activities	—	—	(26,875)	(57,132)	3,000	(81,007)
Cash Flows From Financing Activities
Proceeds from sale of membership units	365	—	—	—	—	365
Repurchases of member units	(203)	—	—	—	—	(203)
Tax refunds associated with membership interests	16	—	—	—	—	16
Payments on short-term obligations associated with the Beijing Plaschem Acquisition	—	—	—	(26,866)	—	(26,866)
Proceeds from short-term debt	—	—	—	43,048	—	43,048
Repayments of short-term debt	—	—	—	(601)	—	(601)
Investment from parent	—	—	—	3,000	(3,000)	—
Transfer to/from affiliates	(400)	—	(17,318)	17,718	—	—
Proceeds from the issuance of long-term debt	—	—	673,466	158,966	—	832,432
Repayment of long-term debt	—	—	(586,831)	(170,876)	—	(757,707)
Payments of debt issuance costs	—	—	(6,849)	—	—	(6,849)
Net cash provided by (used in) financing activities	(222)	—	62,468	24,389	(3,000)	83,635
Effect of exchange rate changes on cash	—	—	—	(2,669)	—	(2,669)
Decrease in Cash	(114)	—	(6,822)	(76,601)	—	(83,537)
Beginning Cash Balance	158	—	15,058	120,119	—	135,335
Ending Cash Balance	$44	$—	$8,236	$43,518	$—	$51,798

18. Subsequent Events

Contingently Redeemable Noncontrolling Interest

During June 2014, the noncontrolling interest shareholders exercised their right to sell to the Company an additional 10% ownership interest in Nexeo Plaschem for RMB 224,996 (approximately $36,148 at exercise date). The transaction was completed in July 2014 for a total payment of $36,269, including the impact of foreign currency exchange fluctuations through the payment date. See Note 3.

Sale of Composites Operations in North America

On June 6, 2014, Solutions entered into an agreement to sell its North American composites operations to Composites One for an aggregate sale price of $61,500, subject to an inventory target adjustment. The transaction closed on July 1, 2014. See Note 3.

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

Overview

We are a global distributor of chemicals products in North America and Asia, and plastics products in North America, EMEA and Asia. We also provide environmental services, including waste collection, recovery, recycling and arrangement for disposal in North America through our Environmental Services division. Until recently, we were also a distributor of composites products in North America. On July 1, 2014, we sold our North American composites operations. In accordance with applicable accounting guidance, these operations are now reflected as discontinued operations. See Note 3 to our condensed consolidated financial statements for additional information on the sale of these operations.

We connect a network of over 1,200 suppliers with a diverse base of more than 28,000 customers. We offer our customers products used in a broad cross section of industrial end markets, including construction, oil and gas, HI&I, lubricants, CASE, automotive, healthcare and personal care. We distribute more than 26,000 products through a supply chain consisting of over 200 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 vehicles, including tractors and trailers, primarily in North America.

We currently employ approximately 2,700 employees globally.

Operational and Financial Developments

Important recent events and accomplishments include the following:

●    On June 6, 2014, we entered into an agreement to sell our North America composites operations to Composites One for an aggregate sale price of $61.5 million, subject to an inventory target adjustment. On July 1, 2014, we closed on the transaction and received net proceeds of approximately $61.0 million to be used for general corporate purposes, including the repayment of indebtedness under our ABL Facility and reinvestment in the assets of the business. In connection with the completion of this transaction, certain of our dedicated North American composites operations employees joined Composites One. Additionally, we entered into a 90-day transition services agreement with Composites One. See Note 3 to our condensed consolidated financial statements.

●        On April 1, 2014, we acquired 100% of the outstanding shares of Archway, a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals, and substantially all of the assets of JACAAB, a related business of Archway (collectively, the "Archway Acquisition"). The aggregate net purchase price paid at closing was $127.0 million, subject to a final working capital adjustment. The purchase price was funded with cash on hand and approximately $119.0 million of borrowings under our ABL Facility. At the closing of the Archway Acquisition, $15.0 million of the purchase price was placed into escrow. In connection with the closing of the Archway Acquisition, we paid TPG a one-time aggregate transaction fee of approximately $2.5 million. In July 2014, the final working capital adjustment calculation was completed resulting in a final purchase price paid of $128.7 million.

●                 In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem for approximately $55.9 million in cash. During the third quarter of fiscal year 2014, the noncontrolling interest shareholders exercised their right to sell to us an additional 10% ownership interest in Nexeo Plaschem for RMB 225.0 million (approximately $36.1 million at the exercise date). The transaction was effective and completed in July 2014, at which point our ownership interest in Nexeo Plaschem increased to 90%. See Note 3 to our condensed consolidated financial statements.

●            On February 21, 2014, we entered into an Incremental Amendment to the Term Loan Facility under which we borrowed a principal amount of $170.0 million in new Term B-3 Loans (as defined in the Incremental Amendment). The proceeds of the Term B-3 Loans were used to repay approximately $125.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the transactions and for general corporate purposes. See Note 9 to our condensed consolidated financial statements.
●              Effective December 1, 2013, we acquired 100% of the outstanding shares of CSD, a chemical distribution company and provider of packaged chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight and ST Laboratories, two related businesses of CSD, for an aggregate purchase price of approximately $96.4 million in cash (collectively, the "CSD Acquisition"). The CSD Acquisition was financed with $10.0 million of cash on hand and approximately $87.0 million of borrowings under our ABL Facility. See Note 3 to our condensed consolidated financial statements.

Segment Overview

We currently operate through four lines of business: Chemicals, Plastics, Environmental Services and Composites. Until recently, our Composites line of business was comprised of composites operations in North America as well as small composites operations in Asia where we supply certain resin products to customers in that region. On June 6, 2014, we entered into an agreement to sell our North American composites operations. The transaction closed on July 1, 2014 and the North American composites operations are now classified as discontinued operations. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments. However, our Environmental Services line of business and the remaining composites operations in Asia do not individually meet the materiality threshold for separate disclosure, and are, as a result, combined as “Other” segment.

A brief description of each of our lines of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities, primarily in North America and Asia. The line of business serves the chemical needs of OEMs operating across the broad spectrum of regional industrial segments.  While the line of business serves multiple end markets, key end markets within the industrial space are CASE, oil and gas, HI&I, lubricants and personal care end markets.

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

Environmental Services. Our Environmental Services line of business, in connection with chemical waste disposal service companies, provides customers with comprehensive services related to waste collection, recovery, recycling and arrangement for disposal in North America, primarily in the U.S. These environmental services are offered through a network of distribution centers, including several transfer facilities.

Composites. The remaining Composites line of business supplies certain resin products to customers in Asia.

Certain Factors Affecting Comparability to Prior Period Financial Results

We have completed a number of transactions during recent months which have impacted the comparability of our prior period financial results.

The CSD Acquisition closed on December 1, 2013. Accordingly, our condensed consolidated results of operations for the three and nine months ended June 30, 2014 include the results of the acquired operations since the closing date, as described further below under “Results of Operations.” The acquired operations are included in our Chemicals line of business.

In November 2012, we completed the purchase of 60% equity interest in Nexeo Plashem. In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem, increasing our ownership percentage to 80%. Accordingly, the noncontrolling interest as of June 30, 2014 reflects only a 20% interest.

The Archway Acquisition closed April 1, 2014. Accordingly, our condensed consolidated results of operations for the three and nine months ended June 30, 2014 include the results of the acquired operations since the closing date, as described further below under “Results of Operations.” The acquired operations are included in our Chemicals line of business.

In June 2014, we entered into an agreement to sell our North America composites operations. The transaction closed on July 1, 2014. In accordance with applicable accounting guidance, these operations are classified as discontinued operations for the three and nine months ended June 30, 2014 as well as the comparative periods presented herein. For this reason, the North America composites operations are excluded from the tables and discussions further below under “Results of Operations.”

Outlook

General. We currently distribute products in North America, EMEA and Asia. As a result, our business is subject to broad, global and/or regional macroeconomic factors. These factors include:

●                  general state of the economy, specifically inflationary or deflationary trends, gross domestic product (“GDP”) growth rates and commodities/feedstocks price movements;

●                unemployment levels;

●                government regulation and changes in governments;

●                 fiscal and monetary policies of governments, including import and export tariffs, duties, and other taxes;

●                 general income growth and the consumption rates of products; and

●                  rates of technological change in the industries we serve.

We monitor these factors routinely for both strategic and operational impacts. Our operations are most impacted by regional market price fluctuations of the primary feedstock materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. Market price fluctuations of these primary raw materials directly impact the decisions of our product suppliers, specifically the manufacturing capacity made available for production of the products we distribute. As capacity or demand patterns change, we may experience a corresponding change in the average selling prices of the products we distribute.

Regional Outlook. During the third quarter of fiscal year 2014, according to the U.S. Bureau of Economic Analysis, GDP in the U.S. expanded 2.4% over the same quarter of the previous year, rising to 4% growth for the quarter. During the second quarter of fiscal year 2014, U.S. GDP growth was significantly negatively impacted by harsh climate effects related to the abnormally cold weather pattern that developed late in the first quarter of fiscal year 2014. According to Eurostat, Eurozone GDP is expected to grow by 0.3% in the third quarter of fiscal year 2014 after a 0.2% increase in the preceding quarter. Additionally, according to the National Bureau of Statistics of China Trading Economics, China's GDP expanded 7.5% in the third quarter of fiscal year 2014 over the same quarter of the previous year. China's GDP growth was slightly better than forecasted.

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

During the third quarter of fiscal year 2014, the trading prices for the Company's primary feedstocks increased slightly and both Brent and WTI crude oil spot prices increased through the quarter, before declining in the second half of June, making the feedstock pricing environment slightly inflationary through the quarter, consistent with slow growth in the U.S. and Eurozone. Alternatively, we saw natural gas spot prices stay mostly flat through the third fiscal quarter after experiencing a volatile pricing pattern during the middle-part of the previous fiscal quarter.

Consistent with higher feedstock prices, average selling prices trended slightly inflationary during the current quarter within the Chemicals line of business compared to the previous quarter, and average selling prices were relatively flat in comparison to the same period last year.

Average selling prices within the Plastics line of business were also higher than during the same period last year, consistent with generally strong pricing environments in polyolefin feedstocks, primarily as a result of constrained production capacity. Average selling prices trended favorably for our operations in EMEA during the current quarter. Volumes globally increased slightly in comparison to the same period last year.

Market pricing in the Other segment remained stable both sequentially and in comparison to the same quarter last year.

 Strategic Initiatives. We remain focused on our growth and profitability initiatives, including:

●   leveraging our centralized business model by more closely aligning our customer service functions with our lines of business to significantly enhance customer service;

●   improving our pricing methodologies to reflect market conditions and optimize margins;

●   enhancing the processes and tools used by our sales force to increase productivity and motivating our sales force through various incentive programs;

●   expanding our footprint globally by focusing on key end markets within each line of business that we believe will grow faster than the overall market and that will differentiate us from our competitors; and

●  attracting and retaining the talent we need to create new capabilities within our company.

Results of Operations

On June 6, 2014, we entered into an agreement to sell our North America composites operations. The transaction closed on July 1, 2014. In accordance with applicable accounting guidance, these operations are classified as held for sale and discontinued operations for the three and nine months ended June 30, 2014 as well as the comparative periods presented herein. Accordingly, the North America composites operations are excluded from the segment analysis tables and discussions below.

Three Month Period Ended June 30, 2014 Compared with Three Month Period Ended June 30, 2013

	Three Months Ended June 30,		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Three Month Period Ended June 30,
(Dollars in millions)	2014	2013	$ Change	% Change	2014	2013
Sales and operating revenues	$1,193.4	$1,081.6	$111.8	10.3%	100%	100%
Cost of sales and operating expenses	1,084.3	989.3	(95.0)	(9.6)%	90.9%	91.5%
Gross profit	109.1	92.3	16.8	18.2%	9.1%	8.5%
Selling, general and administrative expenses	87.6	72.8	(14.8)	(20.3)%	7.3%	6.7%
Transaction related costs	2.8	0.6	(2.2)	(366.7)%	0.2%	0.1%
Operating income	18.7	18.9	(0.2)	(1.1)%	1.6%	1.7%
Other income	4.3	0.1	4.2	*	0.4%	*
Net interest expense	(17.1)	(15.9)	(1.2)	(7.5)%	(1.4)%	(1.5)%
Income from continuing operations before income taxes	5.9	3.1	2.8	90.3%	0.5%	0.3%
Income tax expense	0.8	1.6	0.8	50.0%	0.1%	0.1%
Income from continuing operations	5.1	1.5	3.6	240.0%	0.4%	0.1%
Income from discontinued operations, net of tax	2.1	3.4	(1.3)	(38.2)%	0.2%	0.3%
Net income	$7.2	$4.9	$2.3	46.9%	0.6%	0.5%

*              Not meaningful

Sales and operating revenues and cost of sales and operating expenses

For the three months ended June 30, 2014, sales and operating revenues were $1,193.4 million compared to $1,081.6 million for the three months ended June 30, 2013, an increase of $111.8 million, or 10.3%. The increase in revenues was primarily attributable to the CSD Acquisition and the Archway Acquisition. The CSD Acquisition and the Archway Acquisition collectively provided 7.9 percentage points of our revenue growth for the three months ended June 30, 2014 compared to the same period in the prior year. Additionally, the increase in revenue was driven by volume growth in our Plastics line of business as well as more favorable pricing in the Other segment. The increase in revenues was partially offset by volume declines in our Chemicals and Plastics lines of business operations in Asia.

While the pricing environment for each line of business generally can be mixed from quarter to quarter, driven by different economic dynamics between product categories and geographies, at the enterprise level, for the three months ended June 30, 2014, average selling prices remained flat or increased across all three lines of business in comparison to the same period in the prior year.

Cost of sales and operating expenses for the three months ended June 30, 2014 were $1,084.3 million compared to $989.3 million for the three months ended June 30, 2013, an increase of $95.0 million, or 9.6%, primarily as a result of the CSD and Archway acquisitions. Also included in cost of sales and operating expenses is a non-cash impairment charge of $0.6 million associated with the closure of a facility in North America. The facility served the Chemicals line of business. The increase in cost of sales and operating expenses was partially offset by volume declines in our Chemicals and Plastics lines of business operations in Asia and the recognition during the current period of insurance recoveries of $3.7 million associated with the fire at our Garland facility in November 2012. The recoveries offset the operating costs incurred to date in connection with this incident. The year-over-year quarterly impact associated with the Garland facility fire, including the effect of the recognized recoveries in the current period and the costs incurred in the prior period, is a decrease in operating expenses of approximately $4.0 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $87.6 million compared to $72.8 million for the three months ended June 30, 2013, an increase of $14.8 million, or 20.3%. Approximately $9.9 million of that increase is attributable to increased selling, general and administrative expenses resulting from the CSD Acquisition and the Archway Acquisition, of which $2.7 million was depreciation and amortization expense. The remaining increase of approximately $4.9 million was primarily due to increased employee-related costs of approximately $4.3 million, integration costs of approximately $1.6 million associated with the CSD Acquisition and an increase in depreciation and amortization of approximately $2.3 million driven by information technology assets recently placed in service as well as vehicles purchased towards the end of fiscal year 2013. These increases in selling, general and administrative expenses were partially offset primarily by a decrease in consulting costs of approximately $1.9 million, a decrease in foreign currency exchange losses of $0.7 million, and a decrease in travel expenses of approximately $0.4 million.

Transaction related costs

We incurred $2.8 million in transaction related costs for the three months ended June 30, 2014 compared to $0.6 million for the three months ended June 30, 2013, an increase of $2.2 million. Transaction related costs incurred during the three months ended June 30, 2014 relate primarily to legal and consulting costs incurred in connection with the closing and early assimilation of the Archway Acquisition.

Other income/expense

Other income for the three months ended June 30, 2014 was $4.3 million compared to $0.1 million for the three months ended June 30, 2013. During the three months ended June 30, 2014 we concluded the negotiations with our insurance carriers related to the fire at our Garland facility in November 2012 and reached an agreement on the total insurance recoveries. The total insurance recoveries are in excess of the operating costs recorded to date in connection with this incident resulting in a gain of $4.0 million.

Net interest expense

Net interest expense for the three months ended June 30, 2014 was $17.1 million compared to $15.9 million for the three months ended June 30, 2013, an increase of $1.2 million, or 7.5%. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense during the current period compared to the same period in the prior year is primarily due to additional borrowings under the credit facilities available to Nexeo Plaschem as well as new borrowings under the Term Loan Facility as a result of the Incremental Amendment.

Income tax expense

Income tax expense for the three months ended June 30, 2014 was $0.8 million compared to $1.6 million for the three months ended June 30, 2013, a decrease of $0.8 million, or 50.0%. The decrease in income tax expense compared to the same period in the prior year is largely attributed to decreased valuation allowances on certain foreign and domestic operations.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, for the three months ended June 30, 2014 was $2.1 million compared to $3.4 million for the three months ended June 30, 2013, a decrease of $1.3 million, or 38.2%. The decrease in income from discontinued operations compared to the same period in the prior year is largely attributed to a decrease in revenues and gross profit driven by lower sales volumes during the current period as well as increased costs incurred during the current period in connection with the Composites Sale.

Segment Analysis

Three Month Period Ended June 30, 2014 Compared with Three Month Period Ended June 30, 2013

	Three Months Ended June 30,		Period Over Period		Percentage of Consolidated Sales/Gross Profit For The Three Month Period Ended June 30,
			$ Change	% Change
			Favorable	Favorable
(Dollars in millions)	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013
Chemicals
Sales and operating revenues	$621.5	$535.0	$86.5	16.2%	52.1%	49.5%
Gross profit	$62.8	$45.5	$17.3	38.0%	57.6%	49.3%
Gross profit %	10.1%	8.5%
Plastics
Sales and operating revenues	$543.9	$519.5	$24.4	4.7%	45.6%	48.0%
Gross profit	$39.9	$39.8	$0.1	0.3%	36.6%	43.1%
Gross profit %	7.3%	7.7%
Other
Sales and operating revenues	$28.0	$27.1	$0.9	3.3%	2.3%	2.5%
Gross profit	$6.4	$7.0	$(0.6)	(8.6)%	5.8%	7.6%
Gross profit %	22.9%	25.8%
Consolidated
Sales and operating revenues	$1,193.4	$1,081.6	$111.8	10.3%	100.0%	100.0%
Gross profit	$109.1	$92.3	$16.8	18.2%	100.0%	100.0%
Gross profit %	9.1%	8.5%

Chemicals

For the three months ended June 30, 2014, sales and operating revenues for the Chemicals line of business increased $86.5 million, or 16.2%, compared to the same period in the prior year. The revenue increase was primarily attributable to the impact of the CSD Acquisition and the Archway Acquisition, which contributed approximately 15.9 percentage points of the Chemicals line of business revenue growth. The increase in revenues was partially offset by volume declines in our operations in Asia.

Overall, across the multiple product categories sold, average selling prices increased when compared to the same period in the prior year. Gross profit increased $17.3 million, or 38.0%, for the three months ended June 30, 2014 compared to the same period in the prior year. This increase in gross profit was primarily due to the CSD Acquisition and the Archway Acquisition. Additionally, during the current period we recorded $3.7 million of insurance proceeds related to the fire at our Garland facility which offset the operating costs incurred to date in connection with this incident. Partially offsetting the increase in gross profit was a non-cash impairment charge of $0.6 million associated with a facility closure serving the Chemicals line of business.

Plastics

For the three months ended June 30, 2014, sales and operating revenues for the Plastics line of business increased $24.4 million, or 4.7%, compared to the same period in the prior year. The revenue increase was primarily attributable to more favorable market pricing across product lines. Our EMEA business experienced healthy increases in average selling prices across product categories. Gross profit increased $0.1 million, or 0.3%, for the three months ended June 30, 2014, compared to the same period in the prior year. Gross profit in our North America business was down slightly over the same period in the prior year with a generally flat demand environment in specialty products.

Other

For the three months ended June 30, 2014, combined sales and operating revenues for the Other segment increased $0.9 million, or 3.3%, from the same period in the prior year. The increase in revenues was primarily due to more favorable pricing during the three months ended June 30, 2014 compared to the same period in the previous year. Gross profit for the Other segment decreased $0.6 million, or 8.6%, compared to the same period in the prior year primarily as a result of higher expenses associated with waste handling at a facility in the West Coast in the U.S.

Nine Month Period Ended June 30, 2014 Compared with Nine Month Period Ended June 30, 2013

	Nine Months Ended June 30,		Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For The Nine Month Period Ended June 30,
(Dollars in millions)	2014	2013	$ Change	% Change	2014	2013
Sales and operating revenues	$3,359.5	$3,039.3	$320.2	10.5%	100.0%	100.0%
Cost of sales and operating expenses	3,062.0	2,775.4	286.6	(10.3)%	91.1%	91.3
Gross profit	297.5	263.9	33.6	12.7%	8.9%	8.7
Selling, general and administrative expenses	247.7	221.6	(26.1)	(11.8)%	7.4%	7.3
Transaction related costs	11.7	6.0	(5.7)	(95.0)%	0.3%	0.2
Operating income	38.1	36.3	1.8	5.0%	1.1%	1.2
Other income	5.1	1.5	3.6	240.0%	0.2%	*
Net interest expense	(47.1)	(43.9)	(3.2)	(7.3)%	(1.4)%	(1.4)
Loss from continuing operations before income taxes	(3.9)	(6.1)	2.2	36.1%	(0.1)%	(0.2)
Income tax expense	4.0	3.0	(1.0)	(33.3)%	0.1%	0.1
Net loss from continuing operations	(7.9)	(9.1)	1.2	13.2%	(0.2)%	(0.3)%
Income from discontinued operations, net of tax	5.1	10.2	(5.1)	(50.0)%	0.2%	0.3%
Net Income (Loss)	$(2.8)	$1.1	$(3.9)	(354.5)%	(0.1)%	*

*                                         Not meaningful

Sales and operating revenues and cost of sales and operating expenses

For the nine months ended June 30, 2014, sales and operating revenues were $3,359.5 million compared to $3,039.3 million for the nine months ended June 30, 2013, an increase of $320.2 million, or 10.5%. The increase in revenues was partially attributable to the impact of the CSD Acquisition completed on December 1, 2013, and the Archway Acquisition completed in April 1, 2014, which collectively provided 4.6 percentage points of our revenue growth. The increase in revenue was also attributed to increases in volume in our Chemicals and Plastics lines of business, particularly in Asia, as well as an additional month of operations for Nexeo Plaschem, which were acquired on November 1, 2012. The increase in revenue year to date was partially offset by the negative impact of poor weather conditions in certain regions in North America during our second fiscal quarter that resulted in lower customer demand across our lines of business at certain facilities and higher costs.

While the pricing environment is different for each line of business, products and geography, at the enterprise level, for the nine months ended June 30, 2014, average selling prices of the products we distribute improved in each line of business compared to the same period in the prior year. The Chemicals line of business experienced slightly higher average selling prices during the nine months ended June 30, 2014 compared to the same period last year. The Plastics line of business and Other segment experienced higher average selling prices during the nine months ended June 30, 2014 in comparison to the same period last year.

Cost of sales and operating expenses for the nine months ended June 30, 2014 were $3,062.0 million compared to $2,775.4 million for the nine months ended June 30, 2013, an increase of $286.6 million, or 10.3%, primarily as a result of increased volumes in our Chemicals and Plastics line of business as well as the impact of the CSD Acquisition and the Archway Acquisition. Cost of sales and operating expenses during the nine months ended June 30, 2014 include the effect of the inventory step-up charge of $1.2 million resulting from the CSD Acquisition and non-cash impairment charges of $1.8 million associated with the closure of two facilities. The increase in costs of sales was partially offset by the recognition during the current period of insurance recoveries of $5.9 million associated with the fire at our Garland facility in November 2012. The recoveries offset the other operating costs incurred to date in connection with this incident. The year-over-year impact associated with the Garland facility fire, including the effect of the recognized recoveries in the current period and the costs incurred in the prior period, is a decrease in operating expenses of approximately $9.6 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2014 were $247.7 million compared to $221.6 million for the nine months ended June 30, 2013, an increase of $26.1 million, or 11.8%. Approximately $15.9 million of that increase is attributable to increased selling, general and administrative expenses resulting from the CSD and Archway acquisitions and the additional month of operations for Nexeo Plaschem during the current period, of which $4.7 million was depreciation and amortization. The remaining increase of approximately $10.2 million was driven primarily by an increase of approximately $6.3 million in depreciation and amortization expense as a result of information technology assets recently placed in service and vehicles purchased towards the end of fiscal year 2013, increased employee-related costs of approximately $7.7 million and integration costs of approximately $1.6 million associated with the CSD Acquisition. The increase in selling, general and administrative expenses was partially offset primarily by a decrease in consulting costs of approximately $4.1 million and a decrease in foreign currency exchange losses of $0.6 million.

Transaction related costs

We incurred $11.7 million in transaction related costs for the nine months ended June 30, 2014 compared to $6.0 million for the nine months ended June 30, 2013, an increase of $5.7 million, or 95.0%. Transaction related costs incurred during the nine months ended June 30, 2014 relate primarily to legal and consulting costs incurred in connection with the closing and early assimilation of the CSD Acquisition and the Archway Acquisition, as well as the evaluation of other potential transactions.

Other income/expense

Other income for the nine months ended June 30, 2014 was $5.1 million compared to $1.5 million for the nine months ended June 30, 2013. During the nine months ended June 30, 2014, we concluded the negotiations with our insurance carriers related to the November 2012 fire at our Garland facility and reached an agreement on the total insurance recoveries. The total insurance recoveries are in excess of the operating costs recorded to date in connection with this incident resulting in a gain of $4.0 million.

Net interest expense

Net interest expense for the nine months ended June 30, 2014 was $47.1 million compared to $43.9 million for the nine months ended June 30, 2013, an increase of $3.2 million, or 7.3%. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense compared to the same period in the prior year is primarily due to additional borrowings under the credit facilities available to Nexeo Plaschem as well as new borrowings under the Term Loan Facility as a result of the Incremental Amendment.

Income tax expense

Income tax expense for the nine months ended June 30, 2014 was $4.0 million compared to $3.0 million for the nine months ended June 30, 2013, an increase of $1.0 million, or (33.3)%. The increase in income tax expense compared to the same period in the prior year is largely attributed to foreign income tax expense on profitable foreign operations across the world partially offset by decreased valuation allowances on certain foreign and domestic operations.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, for the nine months ended June 30, 2014 was $5.1 million compared to $10.2 million for the nine months ended June 30, 2013, a decrease of $5.1 million, or 50.0%. The decrease in income from discontinued operations compared to the same period in the prior year is largely attributed to a decrease in revenues and gross profit driven by lower sales volumes during the current period as well as increased costs incurred during the current period in connection with the Composites Sale.

Segment Analysis

Nine Month Period Ended June 30, 2014 Compared with Nine Month Period Ended June 30, 2013

	Nine Months Ended June 30,		Period Over Period		Percentage of Consolidated Sales/Gross Profit For the Nine Month Period Ended June 30,
(Dollars in millions)	2014	2013	$ Change Favorable (Unfavorable)	% Change Favorable (Unfavorable)	2014	2013
Chemicals
Sales and operating revenues	$1,695.8	$1,491.9	$203.9	13.7%	50.5%	49.1%
Gross profit	$154.4	$123.0	$31.4	25.5%	51.9%	46.6%
Gross profit %	9.1%	8.2%
Plastics
Sales and operating revenues	$1,573.7	$1,461.4	$112.3	7.7%	46.8%	48.1%
Gross profit	$121.3	$120.4	$0.9	0.7%	40.8%	45.6%
Gross profit %	7.7%	8.2%
Other
Sales and operating revenues	$90.0	$86.0	$4.0	4.7%	2.7%	2.8%
Gross profit	$21.8	$20.5	$1.3	6.3%	7.3%	7.8%
Gross profit %	24.2%	23.8%
Consolidated
Sales and operating revenues	$3,359.5	$3,039.3	$320.2	10.5%	100.0%	100.0%
Gross profit	$297.5	$263.9	$33.6	12.7%	100.0%	100.0%
Gross profit %	8.9%	8.7%

Chemicals

For the nine months ended June 30, 2014, sales and operating revenues for the Chemicals line of business increased $203.9 million, or 13.7%, compared to the same period in the prior year. The revenue increase was attributable to increased volumes during the current year, the impact of the CSD Acquisition and the Archway Acquisition, which collectively contributed approximately 9.4 percentage points of the Chemicals line of business revenue growth, and an additional month of operations for Nexeo Plaschem compared to the same period in the prior year. Overall, across the multiple product categories sold, average selling prices remained relatively flat or slightly higher when compared to the same period in the prior year. Gross profit increased $31.4 million, or 25.5%, for the nine months ended June 30, 2014 compared to the same period in the prior year. This increase in gross profit was primarily due to the increased revenues as described above. Additionally, during the nine months ended June 30, 2014, we recorded $5.9 million of insurance proceeds related to the Garland facility fire which offset the operating costs incurred to date in connection with this incident. Partially offsetting the increase in gross profit was the negative impact of poor weather conditions in certain regions in North America during our second fiscal quarter that resulted in lower customer demand, and non-cash impairment charges of $1.4 million related to the closure of two facilities.

Plastics

For the nine months ended June 30, 2014, sales and operating revenues for the Plastics line of business increased $112.3 million, or 7.7%, compared to the same period in the prior year. The revenue increase was primarily attributable to strong volume growth in our operations in Asia, despite lower average selling prices. More favorable pricing in our operations in EMEA and slight volume growth, contributed to overall growth in gross profit compared to the same period last year. Gross profit increased $0.9 million, or 0.7%, for the nine months ended June 30, 2014. Gross profit in our Plastics North America business was down over the same period in the prior year with flat volume growth and a generally flat pricing environment in specialty products. The decline in North America gross profit reflects a $0.3 million non-cash impairment charge related to a facility closure.

Other

For the nine months ended June 30, 2014, combined sales and operating revenues for the Other segment increased $4.0 million, or 4.7%, compared to the same period in the prior year. The increase in revenues was primarily driven by new customer acquisitions coupled with a stable pricing environment in our Environmental Services line of business. Gross profit for the Other segment increased $1.3 million, or 6.3%, compared to the same period in the prior year primarily due to the new customer acquisitions and higher margins on those new customer contracts resulting from product line management efforts and market-based pricing initiatives.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated from operations and our ABL Facility. Borrowing availability under our ABL Facility is subject to a borrowing base, generally comprised of eligible inventory and accounts receivable held in certain subsidiaries. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals and plastics materials. Our ability to generate these cash flows in the normal course of business can be significantly influenced by changing global and/or regional macroeconomic conditions. Our availability under the ABL Facility is, therefore, potentially subject to fluctuations, depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

The revolving credit facilities at Nexeo Plaschem are currently supported by letters of credit issued on our ABL Facility. If Nexeo Plaschem is unable to meet its obligations under its credit facilities, the letters of credit could be drawn. If the joint venture requires additional funding for its operations that are in excess of its operating cash flows and short term credit line availability, such additional funding will be at the discretion of the Board of Directors of the joint venture, which is controlled by us.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, and occupancy costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor tax payments. For the nine months ended June 30, 2014, significant non-operating cash use was related to the CSD Acquisition completed in December 2013, the purchase of an additional 20% interest in Nexeo Plaschem completed in March 2014 and the Archway Acquisition completed in April 2014. We funded the CSD Acquisition purchase price of $96.4 million with cash on hand and approximately $87.0 million of borrowings under the ABL Facility. We funded the purchase of the additional 20% interest in Nexeo Plaschem for approximately $55.9 million, primarily with cash on hand and borrowings under the ABL Facility. We funded the Archway Acquisition purchase price of $128.7 million with cash on hand and approximately $119.0 million of borrowings under our ABL Facility.

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

As mentioned above, during the second quarter of fiscal year 2014, we increased our ownership interest in Nexeo Plaschem from 60% to 80%. During the third quarter of fiscal year 2014, the noncontrolling interest shareholders exercised their right to sell to us an additional 10% ownership interest in Nexeo Plaschem for RMB 225.0 million (approximately $36.1 million at the exercise date). However, because the ownership interest transaction was not completed until July 2014, our condensed consolidated financial statements as of the period ended June 30, 2014 continue to reflect a 80% ownership interest in Nexeo Plaschem. The payment to complete the transaction was made in July 2014 for approximately $36.3 million, including the impact of foreign currency exchange fluctuations through the payment date, and was funded with cash on hand and approximately $30.0 million of borrowings under the ABL Facility. We have the opportunity, and in a certain situation the obligation, if certain conditions are met, to acquire the remaining 10% of Nexeo Plaschem from the noncontrolling interest shareholders for cash up to approximately RMB 175.0 million (approximately $28.1 million at June 30, 2014), plus an interest component which varies depending on when certain conditions are met. We anticipate purchasing the remaining 10% interest in Nexeo Plaschem during the first half of fiscal year 2015 and funding this payment with cash on hand and borrowings under the ABL Facility.

Capital expenditures for the nine months ended June 30, 2014, excluding the CSD and Archway acquisitions, were $37.4 million, primarily for additions to our private delivery fleet, facility improvements, and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2014 (excluding acquisitions) to be approximately $50.0 million, including certain forecasted capital expenditures associated with the operations/facilities acquired during the CSD Acquisition. These expenditures will be primarily related to fixed asset replacements and betterments, IT infrastructure and to pursue investments in future growth initiatives. This capital expenditures amount excludes payments for purchases of additional equity interests in Nexeo Plaschem.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. There were no material quarterly distributions for the nine months ended June 30, 2014 and 2013.

We are required to make semi-annual interest payments on our senior subordinated notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. We are also required to make quarterly principal payments under the Term Loan Facility. Interest expense relating to the senior subordinated notes and the Credit Facilities was approximately $38.2 million for the nine months ended June 30, 2014. Our ABL Facility currently matures on July 11, 2017, our Term Loan Facility matures on September 9, 2017, and our Notes mature on March 1, 2018.  As of June 30, 2014, we were in compliance with the covenants of the Credit Facilities and the Indenture governing the Notes.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, and borrowings available to us under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of June 30, 2014, we had $60.1 million in cash and cash equivalents and $284.2 million of borrowing capacity available under our ABL Facility, net of borrowings and letters of credit. On July 1, 2014, we sold our North America composites operations and received net proceeds of approximately $61.0 million to be used for general corporate purposes, including repayment of indebtedness under our ABL Facility and reinvestment in the assets of the business.

Under our ABL Facility, as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit. As of June 30, 2014, Trigger Event Excess Availability under our ABL Facility was $274.9 million, which was $220.9 million in excess of the $54.0 million threshold that would trigger the foregoing requirements.

Our long-term liquidity needs are primarily related to early principal payments required in certain circumstances under the Term Loan Facility and the acquisition of the remaining 10% interest in Nexeo Plaschem when certain conditions are met. While there can be no assurance, we anticipate that cash flows from operations will provide for the majority of these long-term liquidity needs. Additionally, we have final maturity debt payments due in 2017 and 2018. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

As of June 30, 2014, we had $60.1 million in cash and cash equivalents. Of this amount, $38.0 million was held by foreign subsidiaries outside of the U.S., denominated predominately in Canadian dollars, Euros and RMB. At June 30, 2014, we had approximately $7.0 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from SAFE. We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with little or no tax consequences.

Cash Flows

The following table sets forth the major categories of our cash flows for the nine month periods ended June 30, 2014 and 2013.

	Nine Months Ended June 30,
(in millions)	2014	2013
Net cash used in operating activities	$(43.4)	$(83.5)
Net cash used in investing activities	(260.6)	(81.0)
Net cash provided by financing activities	288.4	83.6
Effect of exchange rate changes on cash and cash equivalents	1.1	(2.6)
Decrease in cash and cash equivalents	(14.5)	(83.5)
Cash and cash equivalents at beginning of period	74.6	135.3
Cash and cash equivalents at end of period	$60.1	$51.8

Major Categories of Cash Flows

Nine Month Period Ended June 30, 2014 Compared with Nine Month Period Ended June 30, 2013

Cash flows from operating activities

Continuing operations

Net cash used in operating activities from continuing operations for the nine months ended June 30, 2014 was $47.0 million. The net loss from continuing operations of $7.9 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $47.3 million, resulted in approximately $39.3 million of cash inflow during the nine months ended June 30, 2014. Additionally, cash flow from operations was positively impacted by an increase in accounts payable and other accrued expenses of approximately $21.3 million during the current period. However, we experienced a significant negative impact on cash flow from operations during the period resulting from a net increase in accounts and notes receivable of approximately $48.1 million, a net increase in inventories of approximately $38.8 million and an increase in other current assets of $16.1 million. The increase in accounts and notes receivable was driven primarily by timing of collections at period end. There have been no significant changes in billing terms or collection processes during the current period. Certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to six months and these receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled approximately $18.8 million at June 30, 2014. The increase in inventories during the current fiscal year primarily reflects the impact of the CSD and Archway acquisitions while the increase in other current assets is primarily the result of prepayments on certain inventory purchases tied to pricing incentives.

Net cash used in operating activities for continuing operations for the nine months ended June 30, 2013 was $93.6 million. The net loss from continuing operations of $9.1 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $38.2 million, resulted in approximately $29.1 million of cash inflow during the nine months ended June 30, 2013. During that period, our inventories increased by approximately $41.8 million (excluding the impact of the inventory acquired at the closing of the acquisition of Nexeo Plaschem) primarily as a result of increased orders placed throughout the period to meet forecasted sales during the remainder of fiscal 2013. Additionally, accounts receivable for the nine months ended June 30, 2013 increased by approximately $94.6 million primarily driven by timing of collections at period end. There were no significant changes in our billing terms or collection processes during the 2013 period. Receivables from Nexeo Plaschem customers totaling approximately $14.9 million at June 30, 2013 are supported by banknotes issued by large banks in China. Cash outflow during the period is also attributable to an increase in other current assets of $9.7 million and the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem. The items discussed above were partially offset by a net increase in accounts payable and other accrued expenses of $31.8 million.

Discontinued operations

Net cash provided by operating activities from discontinued operations for the nine months ended June 30, 2014 was $3.6 million. The net income of $5.2 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling approximately $1.1 million, was negatively impacted by an increase in accounts receivable of approximately of $1.9 million coupled with a decrease in accounts payable and other accrued expenses collectively totaling approximately $1.1 million.

Net cash provided by operating activities from discontinued operations for the nine months ended June 30, 2013 was $10.1 million. The net income of $10.2 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling approximately $0.9 million, was primarily impacted by a decrease in accounts receivable of approximately of $6.0 million, a decrease in accounts payable of approximately $6.0 million and an increase in inventory of approximately $0.9 million.

Cash flows from investing activities

Continuing operations

Investing activities used $260.1 million of cash during the nine months ended June 30, 2014, primarily due to the closing of the Archway Acquisition for $127.0 million in April 2014, the closing of the CSD Acquisition for $96.4 million in December 2013 and capital expenditures of approximately $37.4 million throughout the period primarily related to additions to our private delivery fleet, facility improvements, and additional information technology investments.

Investing activities used $81.0 million of cash during the nine months ended June 30, 2013, primarily due to the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem totaling $57.9 million and capital expenditures of approximately $25.4 million related primarily to information technology investments and leasehold improvements for the new corporate offices. These expenditures were partially offset by proceeds from the sale of assets of approximately $2.3 million.

Discontinued operations

Net cash used in investing activities from discontinued operations for the nine months ended June 30, 2014 was $0.5 million primarily due to additions to the private delivery fleet.

There was no cash impact stemming from investing activities from discontinued operations for the nine months ended June 30, 2013.

Cash flows from financing activities

Financing activities provided $288.4 million of cash for the nine months ended June 30, 2014, primarily as a result of the new term loan proceeds of $169.2 million, net borrowings under the ABL Facility of $176.5 million and net borrowings of $5.3 million on short-term lines of credit available to Nexeo Plaschem. These net borrowings were partially offset by the purchase of an additional 20% interest in Nexeo Plaschem for approximately $55.9 million and the quarterly installments on the Term Loan Facility of $4.6 million.

Financing activities provided $83.6 million of cash for the nine months ended June 30, 2013, primarily as a result of net borrowings of $171.5 million on the Term Loan Facility and net borrowings of $42.4 million on short-term lines of credit available to Nexeo Plaschem. These borrowings were partially offset by net debt repayments on the ABL Facility of approximately $93.0 million, payments on the inventory payable associated with the acquisition of Beijing Plaschem’s operations of $26.9 million, payment of debt issuance costs of $6.8 million and the quarterly installments on the Term Loan Facility of $3.8 million.
Contractual Obligations and Commitments

As of June 30, 2014, amounts due under our contractual commitments are as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (a)	$63.2	$13.6	$987.6	$—	$1,064.4
Estimated interest payments (b)	53.2	104.9	23.8	—	181.9
Operating lease obligations (c)	16.9	24.3	14.3	14.9	70.4
Purchase obligations (d)	2.1	—	—	—	2.1
Management and consulting services obligations (e)	3.0	6.0	6.0	—	15.0
Other short-term and long-term liabilities reflected on the balance sheet (f)	36.2	—	—	1.4	37.6
Total (g)	$174.6	$148.8	$1,031.7	$16.3	$1,371.4

(a)
Short-term obligations primarily include (i) the payment of $56.5 million outstanding under credit facilities available to Nexeo Plaschem and (ii) principal installment payments under our Term Loan Facility. Long-term debt obligations include: (i) the payment of our $175.0 million in outstanding principal on the Notes, (ii) the payment of $177.1 million in outstanding principal (as of June 30, 2014) under our ABL Facility, (iii) the payment of $655.5 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.

(b)
Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of June 30, 2014 held constant to maturity.

(c)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(d)
Purchase obligations are primarily estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal year 2014, although it is not practicable to establish definite completion dates for each employee’s relocation. Purchase obligations also include non-cancellable equipment orders, if any.

(e)
Management and consulting services obligations represent recurring minimum fees paid for services under management and consulting services agreements with certain related parties, including TPG. These related parties are paid management and consulting fees in connection with providing management and strategic consulting services. The management fee is equal to 2.0% of the Adjusted EBITDA, as defined in the management services agreement, less $0.175 million, and has a minimum of $2.825 million per year. The strategic consulting services agreement has an annual fee of $0.175 million per year. The amounts in the table above reflect the minimum annual fees totaling $3.0 million per year for the next five years. See Note 14 to our condensed consolidated financial statements.

(f)
Includes the liability related to the exercise by the noncontrolling interest shareholders of Nexeo Plaschem of their right to sell to the Company an additional 10% ownership interest in Nexeo Plaschem. Also includes long-term liabilities under certain employee benefit obligations.

(g)
Excludes future payments or purchase of the remaining 10% equity interest in the joint venture held by the noncontrolling interest shareholders. See Note 3 to our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at June 30, 2014.

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

Credit Risk

We are subject to the risk of loss arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $18.8 million at June 30, 2014) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty. At June 30, 2014, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 3.3% for the nine months ended June 30, 2014. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5% for the nine months ended June 30, 2014. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $6.6 million increase in annual interest expense based on the Term Loan Facility balance at June 30, 2014.

Fair Value Measurements

During January 2012, we entered into four interest rate swap agreements of varying expiration dates with a combined notional amount of $275 million to help manage our exposure to interest rate risk related to our variable rate Term Loan Facility (the variable rate is subject to a floor of 1.5%). As of June 30, 2014, the notional amount of outstanding interest rate swap agreements was $200 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized. During the nine months ended June 30, 2014, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.5 million, which was recorded in interest expense. During the nine months ended June 30, 2014, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.2 million, which was recorded in other comprehensive income. As of June 30, 2014, approximately $0.6 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At June 30, 2014, the estimated fair value of our derivative liabilities was (in millions):

Sources of Fair Value	2015	2016	2017	2018	2019	2020 and thereafter	Total fair value
Interest Rate:
Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.5	0.4	—	—	—	—	0.9
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$0.5	$0.4	$—	—	$—	$—	$0.9

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

Included in our consolidated results of operations for the nine months ended June 30, 2014 is a $1.5 million net loss related to foreign exchange rate fluctuations. During the nine months ended June 30, 2014, we experienced currency exposures to several currencies, with the most significant currency exposures being those related to the RMB and the Canadian dollar versus the U.S. dollar, the British pound to Euro, and the Russian ruble to the Euro. The average exchange rate for the RMB and the Canadian dollar versus the U.S. dollar, the British pound versus the Euro and the Russian ruble to the Euro, fluctuated to various degrees but such fluctuation did not exceed 7% from their respective values at September 30, 2013. Assuming the same directional variation as occurred, a hypothetical 10% weakening/strengthening in the value of the RMB and the Canadian dollar relative to the value of the U.S. dollar, the British pound relative to the Euro and the Russian ruble relative to the value of the Euro, from September 30, 2013 levels, could have generated a net loss/gain of approximately $7.0 million in our condensed consolidated statement of operations for the nine months ended June 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The CSD Acquisition closed on December 1, 2013 and we are currently in the process of integrating the acquired operations into our overall internal controls over financial reporting. See Note 3 to our condensed consolidated financial statements for additional information on the CSD Acquisition.

On April 1, 2014, we completed the Archway Acquisition. We are currently in the process of integrating the acquired operations into our overall internal controls over financial reporting. See Note 3 to our condensed consolidated financial statements for additional information on the Archway Acquisition.

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

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board (“NLRB”), alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. The matter is now before the NLRB for consideration by the Board.  We have reached a settlement with one of the unions resulting in a collective bargaining agreement that keep the employees in our 401(K) plan.  The NLRB has approved that settlement and, in May of 2014, dismissed the case with respect to that local union.  In the remaining case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. The case does not include a request for a specific dollar amount of damages in the applicable claims. In the event this case continues, we intend to vigorously challenge the allegations, however, no assurances can be given to the outcome of this remaining, pending complaint. Regardless, we do not believe this case could have a material adverse effect on our business, financial condition or results of operations.

On November 16, 2012, a facility owned by us in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. Subsequent to the fire incident, the Garland facility was inspected by representatives of the U.S. Environmental Protection Agency (“EPA”) who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility’s Resource Conservation and Recovery Act (“RCRA”) permit. The EPA and us entered into negotiations which resulted in a Consent Agreement and Final Order (“CAFO”) that included the payment of a $0.4 million fine and certain changes in facility operations. The CAFO constitutes final resolution to this matter and did not have a material adverse effect on our results of operations.

In June 2014, we self-disclosed to the California Department of Toxic Substance Control (“DTSC”) that a recent inventory of our Fairfield facility had revealed potential violations of RCRA and the California Health and Safety Code. Although no formal proceeding has been initiated, we expect the DTSC to seek payment of fines or other penalties for non-

compliance. We do not expect the amount of any such fine or penalty to have a material adverse effect on our business, financial position  or results of operations.

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

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

In connection with the CSD Acquisition, in December 2013 Solutions issued a participating preferred interest to Sub Holding pursuant to an exemption under Section 4(2) of the Securities Act in exchange for Sub Holding’s ownership interest in CSD and the assumption of $23.0 million of Sub Holding’s long-term debt (the CSD Contribution).  The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions of Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the CSD Contribution.

In connection with the Archway Acquisition, in April 2014 Solutions issued a participating preferred interest to Sub Holding pursuant to an exemption under Section 4(2) of the Securities Act in exchange for Sub Holding’s ownership interest in Archway and the assumption of $36.0 million of Sub Holding’s long-term debt (the Archway Contribution).  The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions of Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the Archway Contribution.

During the nine months ended June 30, 2014, we sold unregistered securities as described below. The transaction did not involve any underwriters, underwriting discounts or commissions or any public offering, and we believe it was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipient of these securities represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

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

Nexeo Solutions Holdings, LLC,

August 14, 2014	/s/ Ross J. Crane
Ross J, Crane
Executive Vice President, Chief Financial Officer and Assistant Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

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

2.2*
Asset Purchase Agreement, dated June 6, 2014, by and between Nexeo Solutions, LLC and Composites One LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014 (File No. 333-179870-02)).

2.3*
First Amendment to the Asset Purchase Agreement, dated July 1, 2014, by and between Nexeo Solutions, LLC and Composites One LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014 (File No. 333-179870-02)).

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

4.2
Joinder to ABL Pledge and Security Agreement, dated April 4, 2014, between Archway Sales, LLC and Bank of America,(incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2014 (File No. 333-179870-01)).
 N.A.

4.3
Joinder to ABL Credit Agreement, dated April 4, 2014, between Archway Sales, LLC, and Bank of America, N.A.(incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2014 (File No. 333-179870-01)).

4.4
Joinder to Term Loan Security Agreement, dated April 4, 2014, between Archway Sales, LLC and Bank of America, N.A.(incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2014 (File No. 333-179870-01)).

4.5
TLB Guaranty Supplement, dated April 4, 2014, between Archway Sales, LLC and Bank of America, N.A.(incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2014 (File No. 333-179870-01)).

4.6
Joinder to ABL Intercreditor Agreement, dated April 4, 2014, Archway Sales, LLC.(incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2014 (File No. 333-179870-01)).

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

*                          Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to Exhibit 2.1,Exhibit 2.2 and Exhibit 2.3 were not filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
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