Form 10-K
period 2014-09-30
Nexeo Solutions Holdings, LLC
filed 2014-12-05
CIK 1540047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 299.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The equity interests of the registrant are not publicly held. At December 1, 2014, the registrant’s common equity consisted of membership interests, 99.5% of which were held by TPG Accolade, L.P., and the remainder of which were held by management of Nexeo Solutions Holdings, LLC.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

i

CERTAIN TERMS USED IN THIS FORM 10-K

The terms "Nexeo Solutions Holdings," "the Company," "Successor," "we," "us," "our," and similar terms in this report refer to Nexeo Solutions Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries. Nexeo Solutions Holdings, LLC ("Holdings"), owns the majority of the membership interests of Nexeo Solutions, LLC, a Delaware limited liability company ("Solutions"). The remaining membership interests are owned by Nexeo Solutions Sub Holding Corp. ("Sub Holding"), a wholly-owned subsidiary of Holdings. Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC and its subsidiaries. The operations of Solutions and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States. All references to the "Notes" refer to our 8.375% Senior Subordinated Notes due 2018.

References to "Ashland" refer to Ashland, Inc. and its affiliates. References to the "Distribution Business" and "Predecessor" refer to the global distribution business we purchased from Ashland on March 31, 2011, which is referred to as the "Ashland Distribution Acquisition."

References to "TPG" refer to certain investment funds controlled by affiliates of TPG Capital, L.P. and certain affiliates of those investment funds.

References to the "ABL Facility" refer to our asset-based revolving credit facility that provides up to $500.0 million through a U.S. tranche and a Canadian tranche of up to U.S. dollar equivalent $40.0 million, references to the "Term Loan Facility" refer to our six and a half year term loan credit facility, and references to the "Credit Facilities" refer to the ABL Facility and the Term Loan Facility, collectively.

FINANCIAL INFORMATION, CURRENCIES AND GEOGRAPHIES

Unless the context otherwise requires, the financial information presented in this Annual Report on Form 10-K (this "Form 10-K") is the financial information of Holdings on a consolidated basis together with its subsidiaries.

Geographic references to "United States" or "U.S." refers to United States of America. Geographic references to "EMEA" refer to countries in Europe, the Middle East and Africa on a combined basis.

References to "RMB" refer to Chinese Renminbi, references to "CDN" refer to Canadian dollars and references to "dollars," "$" or any other dollar amounts refer to U.S. dollars.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "could," "would" and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

Our future results will depend upon various other risks and uncertainties, including those described in "Item 1A. Risk Factors." Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

iii

PART I

Item 1. Business

Company Overview

We are a global distributor of chemicals products in North America and Asia, plastics products in North America, EMEA and Asia, and composites products in Asia. We also provide environmental services, including waste collection, recovery, recycling and arrangement for disposal in North America through our Environmental Services line of business. We were also a distributor of composites products in North America until July 1, 2014, when these operations were sold. The North American composites operations are reflected as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for additional information on the sale of these operations. We distribute approximately 27,000 products into over 70 countries for approximately 1,300 suppliers to approximately 29,000 customers. We are organized into four lines of business (or operating segments): Chemicals, Plastics, Environmental Services and Composites. Based on revenue for calendar year 2013, we were ranked third in North America and fourth globally among the top 100 distributors, as reported by ICIS, one of the largest petrochemical market information providers. The sale of our North American composites operations in July 2014 does not have an effect on this ranking.

We have long-standing relationships with major chemicals and plastics producers and suppliers, a strong global footprint (geographic presence and supply chain network) and a relatively stable customer base that favors the service and distribution value we provide. The products we distribute are used in a broad cross section of manufacturing industries, with various end markets and customer segments within those industries, including the construction, oil and gas, household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare, and personal care end markets.

Our diverse array of product offerings allows us to provide many of our customers with a one-stop-shop resource for their chemicals and plastics needs. For customers with multiple locations, our centralized business model helps ensure consistency of product offerings and a single point of contact. Our services and our full product offering allow for product customization, costs savings to customers on transaction and transportation costs and reliance on a single supplier to source all of their diverse product requirements.

We believe we provide a compelling value proposition to suppliers as a single bulk buyer of the supplier’s products and by acting as an extension of the suppliers' sales force by representing their brands and providing technical support to customers. We also provide value to suppliers by distributing to larger customers through a dedicated strategic accounts sales and marketing program designed to solidify these key relationships through enhanced customer service, efficient delivery, and specialized value-added solutions. Our value-added services include, among other things, customized product mixing and blending, dedicated stocking programs, vendor-managed inventory, quarterly customer demand forecasting, technical support and dedicated laboratory testing services.  In addition, our understanding of key end markets presents additional opportunities with suppliers whose products are in substantial demand by customers situated in these end markets.

We also have an experienced management team with deep knowledge of the industry. We continue to implement strategies and invest significantly to build upon our strengths by creating industry-leading marketing capabilities, including our focus on specific end markets, sales force effectiveness tools, market-based pricing and geographic expansion.

We distribute our broad product portfolio through a supply chain consisting of approximately 190 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of over 1,000 units, including tractors and trailers, primarily in North America. We currently employ approximately 2,600 employees globally. At September 30, 2014, we had approximately 630 sales professionals situated in North America, EMEA and Asia, including technical support, field management and corporate account managers to assist our customers in the selection and application of commodity and specialty products for their end products and processes.

Company History

We were formed on November 4, 2010 and on March 31, 2011 we acquired the Distribution Business from Ashland. We had no operating activities between our November 4, 2010 (inception) and the closing date of the Ashland Acquisition, although we incurred various transaction costs, formation costs and interest expense, which have been included in the period from November 4, 2010 (inception) to September 30, 2011. The net purchase price for the Distribution Business was $972.4 million.

Business Environment

According to industry research, the global industrial materials manufacturing market, which includes the products our lines of business sell, is approximately $4.0 trillion. This is typically referred to as the total available market, or "TAM," and includes product sold directly to customers by suppliers as well as product sold through indirect distribution channel partners, such as Nexeo.  In addition, industry research indicates the global distribution channel in which we participate comprises approximately 10% of the total available market, or approximately $400.0 billion.  The market served by indirect channel partners such as Nexeo is typically referred to as the distribution total available market, or "DTAM." Suppliers leverage their distribution partners to handle the complexity of servicing the small and mid-size customer base while providing needed technical product expertise. The growth in DTAM, in which we compete, is not only driven by macroeconomic factors, it is also affected by suppliers’ decisions to either serve markets or customers directly or use a distribution partner.  By creating and executing superior distribution service and related solutions capabilities, we hope to influence the decision by suppliers to increase the level of business being served by us in the DTAM.

Adding to the complexity of this market environment is the increasing demand by end customers for customer-specific solutions. These solutions are generally comprised of three essential components: products, value-added services, such as blending, packaging, and other special handling and special logistics requirements such as 24x7 delivery. We believe our ability to serve these complex needs, will increasingly lead to suppliers choosing to leverage distributors like us because of our capability and scale.

Highlights

Divestiture

On July 1, 2014, we completed the sale of our North American composites operations to Composites One LLC, ("Composites One"), including inventory and existing supplier and customer relationships. We refer to this transaction as the "Composites Sale." Net proceeds received from Composites One in connection with the sale totaled approximately $60.6 million and were used for repayment of indebtedness under our ABL Facility of approximately $48.0 million, reinvestment in the assets of the business and general corporate purposes. We recorded a gain on the sale of approximately $14.3 million, net of tax of approximately $1.2 million, which is included in income from discontinued operations. In connection with the completion of this transaction, our dedicated North American composites commercial employees joined Composites One. Additionally, we entered into a 90-day transition services agreement with Composites One, which ended on September 30, 2014. See Note 3 to our consolidated financial statements.

Acquisitions

On April 1, 2014, we acquired 100% of the outstanding shares of Archway Sales, Inc., a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals ("Archway"), and substantially all of the assets of JACAAB, LLC, a Missouri limited liability company, a related business of Archway ("JACAAB") for an aggregate purchase price of approximately $128.7 million in cash (the "Archway Acquisition"). The purchase price was funded with cash on hand and approximately $119.0 million of borrowings under our ABL Facility. See Note 3 to our consolidated financial statements.

On December 1, 2013, we acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. ("CSD"), a chemical distribution company and provider of packaged chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight Company ("STX") and ST Laboratories Group, LLC ("ST Laboratories"), two related businesses of CSD, for an aggregate purchase price of approximately $96.4 million in cash (the "CSD Acquisition"). The CSD Acquisition was funded with cash on hand and approximately $87.0 million of borrowings under our ABL Facility. See Note 3 to our consolidated financial statements.

Term Loan Credit Agreement Amendments

        On February 21, 2014, we entered into an amendment to the Term Loan Facility under which we borrowed a principal amount of $170.0 million (the "Incremental Amendment"). The net proceeds of approximately $169.2 million were used to repay approximately $125.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the Incremental Amendment and for general corporate purposes. See Note 8 to our consolidated financial statements.

China Operations

On September 5, 2012, we formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd ("Nexeo Plaschem"), with the shareholders of Beijing Plaschem Trading Co., Ltd ("Beijing Plaschem") and invested approximately $15.1 million, for a 60% equity interest in the joint venture.

Shortly thereafter, on November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem, including existing supplier and customer relationships. The total consideration paid by Nexeo Plaschem in connection with this transaction was approximately $83.9 million.

In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem, for approximately $55.9 million in cash, and in July 2014, we completed the purchase of an additional 10% equity interest in Nexeo Plaschem for approximately $36.3 million in cash. We funded these payments with cash on hand and approximately $46.0 million of borrowings under our ABL Facility. As of September 30, 2014, our ownership interest in Nexeo Plaschem was 90%.

In October 2014, we acquired the remaining 10% equity interest in Nexeo Plaschem for approximately $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. We funded this payment with cash on hand and approximately $18.0 million of borrowings under the ABL Facility.

See Note 3 to our consolidated financial statements.

Company Operations

Segment Overview

We operate through four lines of business, or operating segments: Chemicals, Plastics, Environmental Services and a small set of Composites operations in Asia. Until recently, our Composites line of business was primarily comprised of composites operations in North America, which were sold on July 1, 2014 and are now classified as discontinued operations in our consolidated financial statements for all periods presented. Our lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while our Environmental Services line of business and the remaining composites operations in Asia do not individually meet the materiality threshold for separate disclosure, and are, as a result, combined in an "Other" segment.

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities. While our chemicals products are distributed in more than 50 countries worldwide, we primarily distribute our chemicals products in North America and Asia. While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, oil and gas, HI&I, lubricants and personal care. Sales in our Chemicals line of business represented 50.8% of our total sales for the fiscal year ended September 30, 2014 and 49.3% of our total sales for the fiscal year ended September 30, 2013.

Plastics. Our Plastics line of business supplies a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. While our plastics products are distributed in more than 50 countries worldwide, we primarily distribute our plastics products in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. Our Plastics line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. Sales in our Plastics line of business represented 46.6% of our total sales for the fiscal year ended September 30, 2014 and 47.8% of our total sales for the fiscal year ended September 30, 2013.

Environmental Services. Our Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive, nationwide hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the United States. These environmental services are offered through our network of distribution facilities used as transfer facilities. Sales in our Environmental Services line of business represented 2.4% of our total sales for the fiscal year ended September 30, 2014 and 2.6% of our total sales for the fiscal year ended September 30, 2013.

Composites. The Composites line of business supplies certain resin products to a small set of customers in Asia and its sales represent a negligible percentage of our total sales for the fiscal years ended September 30, 2014 and 2013.

The table below provides a summary by our line of business of the approximate number of customers served and key product offerings as of September 30, 2014:

	Chemicals	Plastics	Environmental Services	Composites
	Approximate Customers: 14,600	Approximate Customers: 12,100	Approximate Customers: 2,400	Approximate Customers: 50

Key Products	• Alcohols • Blends • Esthers • Glycols • Hydrocarbons • Ketones • Resins • Silicones • Surfactants	• Engineered Thermoplastics • Polyolefins (including Polypropylene) • Specialty Thermoplastics • Styrenics	• Integrated Resource Management • Arrangement for Non-Hazardous and Hazardous waste disposal • Arrangement for Non-Hazardous Waste Treatment/Recycling	• Resins

In each of the past three fiscal years, polypropylene was the only product that accounted for over 10.0% of our consolidated net revenue. Polypropylene accounted for 14.4%, 14.1% and 16.3% of total consolidated net revenue for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The table below provides a summary of the proportional revenue contributions from our lines of business and our primary geographic markets over the last three years, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale. It was not practical to provide a summary of the revenue contributions of our primary geographic markets based on external customer location. The substantial majority of our sales to customers in the geographic markets described below are made by entities located within the applicable geographic market.

	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Chemicals	50.8%	49.3%	51.1%
Plastics	46.6%	47.8%	46.1%
Environmental Services	2.4%	2.6%	2.8%
Composites (1)	0.2%	0.3%	—%
Total	100.0%	100.0%	100.0%
North America	80.0%	79.4%	84.9%
EMEA	13.6%	14.1%	14.9%
Asia	6.4%	6.5%	0.2%
Total	100.0%	100.0%	100.0%

(1)    Represents remaining Composites business after the sale of our North American composites operations on July 1, 2014.

Our lines of business generally leverage the same infrastructure, distribution networks, information technology and operational processes, but are differentiated by the products they distribute, their geographic footprints and their distinct customer and supplier relationships. See Note 16 to our consolidated financial statements for additional financial information with respect to our reportable segments.

Supplier Relationships

We source chemicals and plastics from a wide array of suppliers, including many leading global chemicals and plastics producers. We generally purchase and take possession of these products and we then resell and deliver them to our customers. While our top ten suppliers fulfill approximately 48.5% of total product procured by value, we source products from approximately 1,300 suppliers. During the fiscal year ending September 30, 2014, one single supplier accounted for approximately 10.8% of our consolidated purchases. Although this supplier serves both our Plastics and Chemicals lines of business, the supplier serves primarily our Plastics line of business. There were no single suppliers representing greater than 10% of total purchases in fiscal years 2013 or 2012.

We maintain multiple sourcing options for most key products that we distribute to help ensure supply continuity and competitive pricing for our customers. We believe the depth of our supplier base ensures that we are able to satisfy the needs of all of our customers in all of our key geographic regions.

Our Chemicals and Plastics lines of business generally source products from distinct sets of suppliers, as described below.

•
Chemicals. We source chemicals from many suppliers, including several of the largest global chemical companies such as Dow Chemical, Dow Corning, Eastman Chemical, LyondellBasell and Methanex. For the fiscal year ended September 30, 2014, our ten largest suppliers accounted for approximately 49.7% by value of the chemical products we distributed.

•
Plastics. Our plastics suppliers include several of the largest global chemical companies and plastics producers, such as BASF, Borealis, ExxonMobil Chemical Co., LyondellBasell and SABIC IP. For the fiscal year ended September 30, 2014, our ten largest suppliers accounted for approximately 77.3% by value of the plastics products we distributed.

In developing our supplier relationships, we evaluate prospective suppliers to determine the value they can bring to the supply chain. We focus on suppliers that manufacture products that fall within the end-markets we serve and provide opportunities to maintain healthy demand. Our key suppliers must also demonstrate a proven track record of reliability and commitment to invest in their businesses, as well as product price leadership.

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

Product Line Management and Purchasing

Our supplier relationships are managed by separate product management teams within our Chemicals and Plastics lines of business. These teams are focused on developing and maintaining these supplier relationships, monitoring existing product lines and trends, and analyzing potential new products. These product management teams work in close coordination with our sales and marketing teams, allowing them to quickly and effectively identify customer buying and demand trends.

Our purchasing department is generally responsible for executing purchase orders from suppliers through our enterprise resource planning ("ERP") system. For the majority of our operations, this system provides a centralized control platform throughout the entire supply chain, enabling the purchasing department to optimize procurement decisions. See "—Information Technology."

 Contracts

Our supply agreements allow for flexibility, to help ensure product availability and our ability to set the specific terms of any purchase in accordance with prevailing market conditions. The agreements commonly provide general terms and conditions and describe volume expectations, pricing, price change mechanisms and guidelines for conflict resolution. Many of the agreements with key suppliers also provide for rebates upon achievement of specified volume purchase levels. Purchase prices are generally market-based and fluctuate in accordance with the costs of the relevant raw materials. We do not usually enter into contracts that are non-terminable "take or pay" or have other similar requirements.

Global Distribution Channels

We are organized around the philosophy that key operating processes, such as demand forecasting, purchasing and supplier selection, can be optimized for cost and efficiency when concentrated in a centralized business model. Accordingly, we operate our distribution network under a "hub-and-spoke" model, by processing large volumes of inventory at our main regional hubs and shipping them to smaller local warehouses on a demand-driven basis, from where they are delivered to customers. Products are often transported to smaller customers in mixed truckloads or less-than-truckload volumes.

Facilities

Our facilities are strategically placed to optimize route density in an effort to balance high-quality customer service with execution costs. In North America, we operate under the "hub-and-spoke" model as described above. We believe this model is beneficial to both us and our customers, as it enables us to efficiently aggregate customer demand, thereby allowing us to match a large number of suppliers and customers at a lower cost. This system also supports our economies of scale, which is a key driver of our profitability, as the aggregation of inventory at the "hubs" reduces inventory costs in the procurement process, and permits fleet optimization and efficient route planning through shipment consolidation and frequent deliveries to the "spokes." These facilities serve approximately 22,000 customers.

In EMEA, we operate through approximately 20 third-party operated warehouses and eight sales offices in connection with our international plastics operations. These warehouses are located across EMEA and serve approximately 5,000 customers.

In Asia, we operate through approximately 30 third-party operated warehouses and seven sales branches in connection with our international chemicals, plastics and composites operations. These warehouses are located in China and serve approximately 2,000 customers.

The following table lists each of the distribution facilities that we own or lease and does not include third-party operated facilities. We classify a facility as a "bulk facility" if it is engaged in delivering goods in bulk to our customers.

Distribution Facilities as of September 30, 2014

North American Facilities	Facility Type	Owned/Leased	Line(s) of Business
Birmingham, Alabama	Bulk/Warehouse	Owned	All
Mobile, Alabama	Bulk/Warehouse	Owned	All
Edmonton, Alberta	Bulk/Warehouse	Owned	All
Chandler, Arizona	Bulk/Warehouse	Owned	All
Richmond, British Columbia	Warehouse	Leased	All
Carson, California	Bulk/Warehouse	Leased	All
Fairfield, California	Bulk/Warehouse	Owned	All
Fairfield, California	Warehouse	Leased	All
Fontana, California	Bulk/Warehouse	Leased	Chemicals and Plastics
Denver, Colorado	Bulk/Warehouse	Owned	All
Miami, Florida	Bulk/Warehouse	Owned	All
Tampa, Florida	Bulk/Warehouse	Owned	All
Doraville, Georgia	Bulk/Warehouse	Owned	Chemicals and Plastics

Franklin Park, Illinois	Bulk/Warehouse	Owned	All
Northlake, Illinois	Warehouse	Leased	Chemicals and Plastics
Willow Springs, Illinois	Bulk/Warehouse	Owned	All
Kansas City, Kansas	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Kansas City, Kansas	Bulk/Warehouse	Leased	Plastics
Baton Rouge, Louisiana	Bulk/Warehouse	Owned	All
Baton Rouge, Louisiana	Warehouse	Owned	Chemicals
Winnipeg, Manitoba	Warehouse	Owned	All
Tewksbury, Massachusetts	Bulk/Warehouse	Owned	Chemicals and Plastics
Lansing, Michigan	Bulk/Warehouse	Owned	All
Warren, Michigan	Bulk/Warehouse	Owned	Chemicals and Plastics
Saint Paul, Minnesota	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Shakopee, Minnesota	Bulk/Warehouse	Owned	All
Saint Louis, Missouri	Bulk/Warehouse	Owned	All
Saint Louis, Missouri	Warehouse	Leased	Chemicals
Saint Louis, Missouri	Warehouse	Leased	Chemicals
Carteret, New Jersey	Bulk/Warehouse	Owned	Chemicals
Charlotte, North Carolina	Bulk/Warehouse	Owned	All
Binghamton, New York	Warehouse	Owned	Environmental Services
Tonawanda, New York	Bulk/Warehouse	Owned	Chemicals and Plastics
Columbus, Ohio	Bulk/Warehouse	Owned	Chemicals
Dayton, Ohio	Warehouse	Owned	Environmental Services
Evendale, Ohio	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Grove City, Ohio	Bulk/Warehouse	Owned	Chemicals and Plastics
Twinsburg, Ohio	Bulk/Warehouse	Owned	Chemicals
Twinsburg, Ohio	Warehouse	Leased	Chemicals and Plastics
Tulsa, Oklahoma	Bulk/Warehouse	Owned	Chemicals and Plastics
Mississauga, Ontario	Bulk/Warehouse	Leased	All
Morrisville, Pennsylvania	Bulk/Warehouse	Owned	All
Catano, Puerto Rico	Warehouse	Owned	All
Anderson, South Carolina	Bulk/Warehouse	Owned	Chemicals and Plastics
Columbia, South Carolina	Bulk/Warehouse	Owned	All
Knoxville, Tennessee	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Memphis, Tennessee	Bulk/Warehouse	Owned	All
Memphis, Tennessee	Warehouse	Leased	Chemicals
Nashville, Tennessee	Bulk/Warehouse	Owned	All
Nashville, Tennessee	Warehouse	Leased	All
Conroe, Texas	Warehouse	Owned	Chemicals
Garland, Texas	Bulk/Warehouse	Owned	All
Houston, Texas	Bulk/Warehouse	Owned	All
Midland, Texas	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Menasha, Wisconsin	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Clearfield, Utah	Bulk/Warehouse	Leased	All

Our principal executive offices are located in The Woodlands, Texas. We believe that our facilities are adequate for our current operations.

In November 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service our Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. We continue to utilize other locations to service our Chemicals customers in the region and, while we have incurred property losses and certain additional costs, we have not experienced an adverse impact on business continuity as a result of the fire. We have evaluated damages and insurance coverage and during the third quarter of fiscal year 2014 we reached a final settlement with our insurance carriers in connection with this incident of approximately $7.6 million. We intend to rebuild the loading rack terminal and repair other damage associated with the fire with the insurance proceeds received.

Private Fleet

Transportation of products to and from customers and suppliers is a fundamental component of our business. During fiscal year 2014, our North American distribution service relied on our private fleet of trucks, tankers and trailers for approximately 56.4% of deliveries from our warehouses to our customers. We relied on common carriers for the remainder of our deliveries.

As of September 30, 2014, our private fleet consisted of 369 tractors, and 653 straight trucks, tanks and trailers that can carry solid, bulk and liquid materials. The following chart illustrates the characteristics of our fleet, including the average age of each class of vehicles, and the transport capacity.

Private Fleet Characteristics as of September 30, 2014

Vehicle Type	Number Owned	Average Age (years)	Average Transport Capacity (lbs.)
Tractors	369	6	45,000
Bulk Liquid Tankers	312	17	42,000
Van Trailers	332	8	45,000
Straight Trucks	5	14	9,000
Dry Bulk Trailers	4	13	45,000

In addition, we currently lease approximately 400 railcars, which are primarily used for supplier shipments to our locations, stock transfers between our locations, and occasional shipments to customers. We believe our private fleet provides us with a competitive advantage over many of our competitors. Our fleet permits us to meet our customers’ demand and reduce their inventory risk through "just-in-time" delivery. Moreover, our ability to service our clients’ needs without regard to the commercial transportation market provides reliability of service to customers, especially during periods of undersupply.

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

Sales and Marketing

For the fiscal year ended September 30, 2014, we had approximately 29,000 customers from a broad range of end markets resulting in approximately 540,000 orders for approximately 27,000 products. We have developed a sales and marketing organization with a broad scope of sales coverage to ensure we can service a diverse customer base.

As of September 30, 2014, our sales team consisted of approximately 630 sales professionals situated throughout North America, EMEA and Asia, including customer-facing personnel, such as technical support and corporate account managers, located in local markets. There are approximately 450 sales professionals based in North America, while approximately 80 of our sales professionals are based in EMEA and approximately 100 of our sales professionals are based in Asia.

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

Customer Pricing Processes

We use data-driven pricing strategies, which enable our product managers to determine product pricing through the use of systems and tools that provide a view on relative market pricing across a number of factors including end markets, geography, packaging type and volume. Product managers, whose main responsibility is to develop and build supplier relationships, also develop a broad understanding of suppliers’ product offerings and the market’s needs. We have empowered these managers with pricing decisions and they work closely with our sales team to structure pricing to provide an optimal balance of price and volume which maximizes profitability. The following is a description of our customers by line of business:

•
Chemicals. Our Chemicals customer base ranges from some of the largest global chemical companies to smaller regional, private companies. No single Chemicals customer accounted for more than 2.0% of Chemicals sales for the fiscal year ended September 30, 2014 while the five largest customers by value represented less than 7.0% of Chemicals sales during the same period.

•
Plastics. Our Plastics customer base is diverse and serves a variety of end markets. No single Plastics customer accounted for more than 1.0% of Plastics sales for the fiscal year ended September 30, 2014, while the five largest customers by value represented less than 3.0% of Plastics sales during the same period.

•
Environmental Services. The customer base for our Environmental Services line of business includes customers who generate hazardous and non-hazardous waste in North America. No single Environmental Services customer accounted for more than 5.0% of Environmental Services sales for the fiscal year ended September 30, 2014, while the five largest customers accounted for less than 15.0% of Environmental Services sales during the same period.

•	Composites. The customer base for our Composites line of business is comprised of a small set of resins customers in Asia.

Contracts

Our customer contracts for the sale of chemicals and plastics products are generally framework agreements that do not provide for an obligation to buy or sell. We use the agreements to define the general terms and conditions of sale and set volume expectations, pricing and price change mechanisms. The final terms of sale for each purchase are negotiated at the time of sale unless otherwise established by the terms of the contract. Consistent with industry standards, we may offer volume-based incentives to large customers if the customer purchases a specified volume with us over a specified time period. Our customer contracts for the provision of environmental services are generally framework agreements pursuant to which we provide environmental services from time to time, with fees agreed at the time the service is provided. These contracts are generally terminable by either party with or without cause upon 30 days’ notice.

Value-Added Services

In addition to our products, we provide a range of value-added services, including mixing and blending according to specific customer requirements, lab testing and analysis, formulating, repackaging from large to small quantities, vendor inventory management and formulating and technical support. We continue to look for ways to profitably expand our value-added services to differentiate our company and create competitive advantages.

Two of the principal services we offer are repackaging and blending. Our hub facilities handle large quantities of supplies, usually receiving shipments by railcar or tank truck. Bulk deliveries are often repackaged into smaller containers, such as gaylords, totes, and drums, which are in turn delivered to customers by truck. Our blending capabilities include buying in bulk from our large base of suppliers, lab testing for product customization and blending of numerous products to meet customer specifications. We believe these value-added services are important to maintain competitiveness in our highly fragmented market and for achieving scale benefits.

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

Working Capital

Our Chemicals and Plastics lines of business generally require significant working capital to purchase products from suppliers and sell those materials to our customers. We believe that distributors of chemicals and plastics products typically manage working capital by focusing on terms of purchase and sale, collection efforts and inventory management.

As discussed above under "—Information Technology," we generally manage working capital by utilizing our ERP system, which enables us to forecast rolling weekly volumes, anticipate demand shift fluctuations and quickly respond to rapidly changing customer needs for the majority of our operations. This platform, combined with our product management department as further described in "—Supplier Relationships—Product Management and Purchasing," enable us to efficiently manage working capital. We further manage working capital by focusing on terms of purchase and sale, evaluating the creditworthiness of customers when extending trade credit, utilizing systematic collection efforts and managing inventory to closely match demand and meet required customer service levels.

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

Competition

The primary competitive factors affecting each of our lines of business are the diversity and quality of the product portfolio, service offerings, reliability of supply, technical support, price and delivery capabilities. In addition, in some of the markets in which we operate, large chemical producers may elect to limit their outsourcing of distribution, partner with other distributors or distribute their products directly to end-user customers, each of which would increase competition.

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

Plastics

The plastics distribution market is highly fragmented in North America, EMEA and Asia. Our primary competitors in the North American plastics distribution market are PolyOne Distribution, Entec Polymers, M. Holland Company and Channel PrimeAlliance. Our primary competitors in the plastics distribution business in EMEA are Albis, Biesterfeld, Schulman, Distrupol and Resinex and Ultrapolymers, both of which are distribution divisions of Ravago. Our primary competitors in Asia are Nagase and NCM Polymers.

Environmental Services

The primary competitors of our Environmental Services line of business are Clean Harbors and Waste Management.

Employees

At September 30, 2014, we had approximately 2,600 employees worldwide, with approximately 2,100 employees in the United States, approximately 120 employees in Canada, approximately 170 employees in EMEA, approximately 180 employees in Asia, and approximately 20 employees in other countries. In the United States, 155 of our employees are represented by unions in six locations representing seven bargaining units, five of which are affiliated with the International Brotherhood of Teamsters and two of which are affiliated with the United Steelworkers.

Regulatory Matters

We are subject to extensive regulation by federal, state and local governments and similar international agencies relating to the manufacture, sale and distribution of our products. These regulations govern our manufacture, use, labeling, packaging, storage and distribution of chemicals and hazardous substances. We are also subject to import, export and customs regulations, similar international laws and regulations, and statutes and regulations relating to government contracting. In addition, we are subject to extensive environmental laws and other regulations concerning, among other things, emissions to the air, discharges to land, surface, water and the generation, handling, storage, transportation, treatment and disposal of hazardous waste in various federal, state, local and foreign jurisdictions, including EMEA and Asia. We are also subject to other federal, state, local and foreign laws and regulations regarding health and safety matters. Below is a summary of certain of these regulations.

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

Many of the environmental laws and regulations affecting our operations are focused on preventing and remediating impacts to soil or groundwater resulting from the release of regulated materials. Past operations at some of our facilities have resulted in the contamination of soil and groundwater at certain facilities, some of which require remediation. Under the purchase agreement related to the acquisition of the Distribution Business, Ashland retained liability for known remediation obligations related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and all other environmental remediation liabilities arising prior to the closing date of which Ashland receives notice prior to the fifth anniversary of the closing date, and Ashland agreed to indemnify us for any losses associated with these liabilities, subject to certain limitations. Ashland will not indemnify us, however, for any environmental conditions arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition. We may also discover new or previously unknown contamination for which we may not be indemnified by Ashland. In those cases, and in situations where Ashland does not fulfill its indemnification obligations to us, we may be responsible for substantial remediation costs at or associated with our facilities. See also "Item 3. Legal Proceedings."

Comprehensive Environmental Response, Compensation, and Liability Act

In the United States, the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and analogous state laws regulate the remediation of certain contaminated sites and establish liability for the release of hazardous substances and related damages to natural resources from such sites. Under CERCLA, potentially responsible parties (including waste generators, waste transporters, and parties arranging for waste disposal) are subject to strict and, in certain circumstances, joint and several liability, for the cost of remediating contaminated sites. Although we have not been identified as a potentially responsible party for any sites under CERCLA, our Chemicals and Environmental Services lines of business involve handling products and conducting waste disposal activities, which could subject us to CERCLA liability in the future.

In addition, we currently provide indemnification related to waste disposal activities to some of our Environmental Services customers for liabilities that such customers may incur under certain environmental laws, including CERCLA.

Resource Conservation and Recovery Act

The federal Resource Conservation and Recovery Act ("RCRA") and analogous state laws regulate the generation, transportation, treatment, storage and disposal of hazardous waste. RCRA also establishes the regulatory framework for the management of certain non-hazardous wastes. RCRA requires owners and operators of hazardous waste treatment, storage and disposal facilities to obtain a RCRA permit. These permits may include both remediation action and operational conditions. RCRA requires owners and operators of regulated facilities to investigate and remediate hazardous waste releases and to demonstrate compliance with financial assurance requirements. The financial assurance requirements are designed to ensure that adequate financial resources exist to respond to any releases of hazardous wastes and perform any necessary corrective action and permanent site closure activities. Several of our facilities are subject to RCRA permits and some are undergoing corrective action to address releases of regulated materials as required under their permits. While we were required to assume responsibility for corrective action at a few sites in connection with the transfer of certain RCRA permits from Ashland to us, Ashland agreed to continue to perform the ongoing corrective actions until they are completed and to indemnify us for any costs necessary to complete these actions. During fiscal year 2013, our facility in Garland, Texas was inspected by representatives of the United States Environmental Protection Agency ("EPA") who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling, storage and training requirements imposed under the Garland facility RCRA permit. We entered into negotiations with the EPA which resulted in a Consent Agreement and Final Order ("CAFO") that included the payment of a $0.4 million fine and certain changes in facility operations. The CAFO constitutes final resolution of this matter and did not have a material adverse effect on our results of operations.

Clean Air Act

The federal Clean Air Act ("CAA") and analogous state laws establish a variety of programs designed to regulate the discharge of pollutants into the air. Under these laws, permits may be required before construction can commence on any new or modified source that has the potential to emit a significant amount of any regulated pollutant, such as nitrogen oxides and volatile organic compounds. Additionally, we may be required to register with state environmental agencies, monitor and report emissions, and install new or improved emission control equipment in certain situations, including for existing sources of air emissions. Furthermore, the CAA may require that we obtain federal operating permits for any major sources of air pollution, which incorporate applicable pollution control requirements and require reporting and certification obligations. The CAA also requires owners and operators of facilities that produce, handle, process, distribute, or store threshold quantities of chemicals to implement and update detailed risk management plans, which must be filed with and approved by the EPA. We could be required to incur additional expenditures to comply with the CAA, including costs to install and operate emissions control equipment at our facilities.

Clean Water Act

The EPA regulates discharges of pollutants into waters of the United States through the federal Clean Water Act ("CWA"). Pursuant to the CWA, the EPA establishes wastewater standards and water quality standards for contaminants discharged into surface waters such as streams, rivers and lakes. The discharge of any regulated pollutant from point sources (such as pipes and manmade ditches) into waters of the United States is prohibited without a state or federally issued discharge permit. Several of our facilities are currently subject to and must comply with CWA permit limitations on the discharge of industrial wastewater and the discharge of stormwater from industrial facilities.

Toxic Substances Control Act

The Toxic Substances Control Act ("TSCA") authorizes the EPA to require chemical manufacturers, importers, and exporters to comply with reporting, record keeping, testing, and other requirements relating to chemical substances or mixtures. TSCA is primarily designed to ensure that certain chemicals do not pose an unreasonable risk to human health or the environment. The TSCA Chemical Substances Inventory, which is maintained by the EPA, lists over 84,000 covered chemical substances. Before a chemical substance can enter interstate commerce (either through manufacture or importation), the EPA must review and approve the substance’s pre-manufacture notice. As part of that review process, the EPA may identify conditions—up to and including a ban on production—limiting the use of a chemical substance before it enters commerce. TSCA also requires the testing of chemicals by manufacturers, importers, and processors, and requires those importing or exporting chemicals to comply with certification reporting and recordkeeping requirements. TSCA also requires that any chemical distributor having information reasonably suggesting a substantial risk of injury to health or the environment must notify the EPA immediately. In addition, when we import chemicals into the United States or export chemicals out of the United States, we must comply with TSCA’s import certification and export notice requirements. We must also comply with TSCA’s various recordkeeping requirements.

Emergency Planning and Community Right-To-Know Act

The Emergency Planning and Community Right-To-Know Act ("EPCRA") requires facilities manufacturing, processing, or storing designated hazardous chemicals to report certain information about their products to state and local officials and fire departments. These reporting obligations are intended to assist state and local governments in developing emergency response plans in the case of a chemical release, and to provide information to the public regarding the type and amount of toxic or hazardous chemicals stored at a particular facility. In addition, facilities releasing toxic chemicals into the environment above certain thresholds must report such releases to the EPA as part of the facilities’ "Toxics Release Inventory." Because many of our chemical distribution facilities handle hazardous chemicals, we are subject to the reporting requirements under EPCRA.

Chemical Facility Anti-Terrorism Standards

The U.S. Department of Homeland Security ("DHS") regulates the security of certain high-risk chemicals facilities through its Chemical-Facility Anti-Terrorism Standards ("CFATS"). The CFATS program utilizes a Chemical Security Assessment Tool ("CSAT") to identify those chemical facilities potentially deemed "high risk." The first step of CSAT is user registration, followed by the completion of a top-screen evaluation. The top-screen evaluation analyzes whether a facility stores regulated chemicals above specified thresholds. If it does, the facility must complete a Security Vulnerability Assessment, which examines the likelihood that a threat against a facility will be successful. From there, the facility must develop a Site Security Plan to respond to any identified security vulnerabilities. The Site Security Plan must address such matters as access control, personnel credentialing, recordkeeping, employee training, emergency response, testing of security equipment, reporting of security incidents and suspicious activity, and deterring, detecting and delaying potential attacks. DHS must review and approve or deny all security vulnerability assessments and site security plans. CFATS also requires regulated facilities to keep detailed security records and allow DHS the right to enter, inspect, and audit the property, equipment, operations and records of such facilities. Our facilities handle a number of chemical substances subject to CFATS security requirements, and thus, some of our facilities must comply with its site security requirements. Other legislative and regulatory initiatives designed to minimize the vulnerability of chemical storage and transportation assets could result in increased regulation of our industry, potentially imposing additional limitations on our operations and causing us to incur higher operating and compliance costs.

Regulation of the Transportation of Hazardous Materials

The transportation of hazardous materials is a significant part of our business and is regulated by the Department of Transportation ("DOT") under the Federal Hazardous Material Transportation Law ("FHMTL") and its implementing regulations, the Hazardous Materials Regulations ("HMR"). The HMR regulate the handling of hazardous materials, hazardous wastes, hazardous substances, and marine pollutants, and establish rules applicable to myriad aspects of the transportation process, including employee training, incident notification, labeling and placarding of shipments, shipment preparation, carriage of hazardous materials, emergency response, and the development of safety and security plans. Several DOT agencies, including the Pipeline and Hazardous Materials Safety Administration ("PHMSA"), the Federal Aviation Administration, the Federal Railroad Administration, the Federal Motor Carrier Safety Administration, and the U.S. Coast Guard share responsibility for enforcing the FHMTL.

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

The majority of our logistics services, including transport of hazardous materials, involve highway transportation. The Transportation Security Administration requires any driver seeking to obtain, renew, or transfer a hazardous materials endorsement on a state-issued commercial driver’s license to undergo a security threat assessment. Additionally, under the Transportation Worker Identification Credential ("TWIC") program, workers, including truckers, requiring unescorted access to maritime facilities must be issued tamper-resistant biometric credentials to access such facilities.

Like environmental regulations, the regulations governing the transportation of hazardous materials are often subject to modification. For example, in response to recent incidents involving rail cars transporting crude oil, the Pipeline and Hazardous Materials Safety Administration recently issued a notice of proposed rulemaking that would phase out the use of older rail cars for the shipment of packing group I flammable liquids and would impose other operating restrictions and enhanced standards. In addition, the Federal Railroad Administration recently issued a notice of proposed rulemaking to strengthen regulations regarding security and control over rail cars that transport certain classes of flammable, combustible, or explosive liquids and gases. Compliance with new regulations on the transportation of hazardous materials could adversely affect our business by raising our compliance and operational costs.

Occupational Health and Safety Regulations

We are subject to the Occupational Health and Safety Act of 1970 ("OSHA"), which addresses safety and health in workplace environments. In addition to OSHA, we are subject to applicable state occupational health and safety regulations as well as the health and safety rules of applicable jurisdictions outside of the U.S.

OSHA has established maximum workplace chemical exposure levels. Manufacturers and distributors of chemicals must employ a hazard communication program utilizing labels and other forms of warnings, as well as safety data sheets ("SDSs"), setting forth safety and hazardous materials information to employees and customers. OSHA’s Hazard Communication Standard covers both physical hazards (such as flammability or the potential for explosions) and health hazards. Employers are required to provide a certain level of training to ensure that relevant employees are equipped to properly handle chemicals. OSHA has modified its Hazard Communication Standard to make it consistent with the United Nation’s Globally Harmonized System of Classification and Labeling of Chemicals. The new standards include more specific requirements for hazard classification, as well as standardized label components that provide consistent information and definitions for hazardous chemicals and a standard approach to conveying information on SDSs. OSHA requires companies to comply with most provisions of the revised Hazard Communication Standard by June 1, 2015, and a phase-in period is currently underway during which companies can choose to comply with either the existing or the revised Hazard Communication Standard. We have already completed our transition to the revised Hazard Communication Standard. However, the Hazard Communication Standard remains subject to periodic updates and revisions, and those changes, as well as other regulatory initiatives in occupational health and safety, could result in increased operation and compliance costs.

Product Control

We operate in a number of domestic and foreign jurisdictions and are subject to various types of governmental regulation relating to manufacture, use, labeling, packaging, storage and distribution of chemicals and hazardous substances. Statutes and regulations governing the import, export, and control of our products are enforced by government agencies such as the U.S. Customs and Border Protection, the Drug Enforcement Administration, the Department of Homeland Security, the Department of Commerce, the Department of Transportation, the Food and Drug Administration, the Department of Agriculture, and similar international agencies.

We believe that we are in compliance in all material respects with federal, state, and local regulations relating to the manufacture, sale, distribution, import, and export of our products. We have automated systems, processes and procedures in place to support compliance with these regulations, and because we have these automated systems, processes and procedures in place, we believe we conduct our global business in compliance in all material respects with applicable statutes and regulations as promulgated in the countries into which we sell our products. Although we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to conduct our business.

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

Available Information

We electronically file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http://www.nexeosolutions.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A. Risk Factors

An investment in Nexeo involves risk. Although it is not possible to identify all of the risks we encounter, we have identified the following significant risk factors that could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Commercial Operations

We face competition from other companies, which places downward pressure on prices and profitability.

We operate in highly competitive markets and compete against a large number of domestic and foreign companies. Competitiveness is based on several key criteria, including product performance and quality, product price, product availability, product handling and storage capabilities, the ability to understand customer product development processes and respond to their needs, delivery capabilities, and customer service, including technical support. In addition, competitors’ pricing decisions could compel us to decrease our prices, which could negatively affect our profitability. Furthermore, producers sometimes elect to distribute their products directly to end-user customers, rather than rely on third-party distributors like us. While we do not believe that our results depend materially on access to any individual producer’s products, a significant increase in the number of suppliers electing to serve customers directly could result in less revenue and gross profit for us either due to competitive pressure from suppliers or products becoming unavailable to us.

Certain competitors are significantly larger than we are and may have greater financial resources. As a result, these competitors may be better able to withstand changes in market and industry conditions, including changes in the prices of raw materials and general economic conditions.

Disruptions in the supply of or an inability to supply the products that we distribute could result in a loss of customers or damage to our reputation.

Our business depends on access to adequate supplies of the products that our customers purchase from us. From time to time, we may be unable to access adequate quantities of certain products because of supply disruptions due to natural disasters, extreme weather, industrial accidents, scheduled and unscheduled production outages, high demand leading to allocation, port closures and other transportation disruptions and other circumstances beyond our control. For example, in 2005 and 2008, major hurricanes caused significant disruptions in operations of several of our suppliers and customers on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, all of which had an adverse impact on the demand for and cost of some of the products we sell. We maintain standard insurance against catastrophic losses, which are subject to a deductible. Future significant weather related events or other disruptive events could negatively affect our results of operations.

We purchase certain products and raw materials from suppliers, often pursuant to written supply contracts. If those suppliers are unable to fulfill our orders timely or choose to terminate or otherwise avoid contractual arrangements, we may not be able to obtain the products from alternate sources. The loss of one or more significant suppliers or a supplier of certain key products, or a significant change in the business strategies of our suppliers could disrupt our supply of the products our customers purchase from us. If we are unable to obtain and retain qualified suppliers under commercially acceptable terms, our ability to deliver products in a timely, competitive and profitable manner could be adversely affected.

Additionally, domestic and global government regulations related to the manufacture or transport of certain products may impede our ability to obtain those products on commercially reasonable terms.

If for any reason we experience widespread, systemic difficulties in filling our customers’ orders, we face the risk of customer dissatisfaction, possible loss of customers which could result in loss of revenues and lower profitability, damage to our reputation, or paying a supplier a higher price in order to obtain the needed products on short notice.

Many of our contracts with suppliers and customers are terminable upon notice.

We generally enter into framework agreements with customers and suppliers that set out volume and other performance expectations over the term of the contract, but purchases and sales of products are usually made by placing individual purchase orders based on customer demand or forecasts. Since many of our contracts with both suppliers and customers do not include firm obligations to buy or sell products or are otherwise terminable upon notice, we might in certain instances be unable to meet customers’ orders, which could harm our business relationships and reputation. In circumstances where customers terminate contracts or cancel orders, we may be unable to find alternative buyers for the materials we purchased. In addition, our gross profit could be negatively affected if suppliers or customers renegotiate contractual terms to our disadvantage.

We are affected by demand fluctuations and other developments in the broader economy, including any prolonged economic crisis.

Our businesses mainly service clients in North America, EMEA and Asia, specifically China, making us vulnerable to downturns in those economies. Our sales and gross profits could decline as a result of economic recessions, changes in industrial production processes or consumer preferences, significant episodes of inflation, fluctuations in interest and currency exchange rates, and changes in the fiscal or monetary policies of governments in North America, EMEA and Asia, specifically China. See also "—We are exposed to fluctuations in foreign exchange rates" and "—Our substantial international operations subject us to risks of doing business in foreign countries."

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

Energy costs are a significant component of certain raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our profitability. Also, costs associated with the distribution of our products fluctuate in accordance with fuel and other transport-related costs. Our ability to pass on increases in our costs to our customers is dependent upon market conditions, such as the presence of competitors in particular geographic and product markets and of the prevailing pricing mechanisms in customer contracts.

Many of our products are commodities or include significant commodity content; however, we have no control over the changing market value of the commodities. For example, excess supplies of crude oil-based and/or natural gas-based feedstocks may cause base commodity chemical product prices to fall. This could subsequently result in a drop in prices for propylene and ethylene-based plastics product prices to fall. We also typically maintain significant inventories of the products we sell in order to meet our customers’ service level requirements. Declining prices typically cause customers to reduce inventories and wait for lower prices in anticipation of continued falling prices. As a result of these two factors, we are subject to price risk with respect to our product inventories. We use an ERP system to forecast customer demand based on historical practices and collaborate with customers to enhance the accuracy of these forecasts; however, significant unanticipated changes in market conditions can affect future product demand, which could materially and adversely affect the value of our inventory. If we overestimate demand and purchase too much of a particular product when customers are reducing/minimizing their purchases, we face a risk that the price of that product will fall, leaving us with inventory that we cannot profitably sell. As a result, our volumes and gross profit may decline.

If we underestimate demand and do not purchase sufficient quantities of a particular product and prices of that product rise, we could be forced to purchase that product at a high price in order to satisfy customer demand for that product, but we may not be able to increase pricing to our customers resulting in reduced profitability. In addition, if our forecasts do not meet actual market demand, or if market demand increases significantly beyond our forecasts, then we may not be able to satisfy customer product needs, which could result in a loss of market share.

Volatility in product prices also affects our borrowing base under the ABL Facility. A decline in prices of our products reduces the value of our product inventory collateral, which, in turn, may reduce the amount available for us to borrow under the ABL Facility. See "Risks Related to Our Capital Structure—The amount of borrowings permitted under the ABL Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial condition."

We require significant working capital.

We have significant working capital needs, as the nature of our business requires us to purchase and maintain inventories that enable us to fulfill customer demand. In addition, we extend a significant amount of trade credit to our customers to purchase our products. Increases in the price of the products we purchase from suppliers or our selling prices to customers could result in increased working capital needs, as it is more expensive to maintain inventories and extend trade credit, which could adversely affect our liquidity and cash flow. As of September 30, 2014, we maintained inventories of $389.9 million, equivalent to approximately 44 days of sales. We finance our working capital needs through cash flow from operations and borrowings under our ABL Facility. If we are unable to finance our working capital needs on the same or more favorable terms going forward, or if our working capital requirements increase and we are unable to finance the increase, we may not be able to purchase the products required by our customers or extend them the credit they require to purchase our products, which could result in a loss of sales.

Consolidation of our competitors in the markets in which we operate could place us at a competitive disadvantage and reduce our profitability.

We operate in an industry which is highly fragmented on a global scale, but in which there has been a trend toward consolidation in recent years. Consolidations of our competitors may jeopardize the strength of our positions in one or more of the markets in which we operate and any advantages we currently have due to the comparative scale of our operations. Losing some of those advantages could adversely affect our business, financial condition and results of operations, as well as our growth potential.

We depend on transportation and storage assets, some of which we do not own, in order to store and deliver products to our customers.

Although we maintain a significant portfolio of owned and leased transportation assets in North America, including trucks, tankers, railcars, barges and trailers, we also rely on transportation provided by third parties, such as common carriers, to deliver products to our customers. Common carriers account for approximately 43.6% of deliveries from our North American warehouses. In addition, in EMEA and Asia, we operated almost exclusively through third-party operated warehouses for the fiscal year ended September 30, 2014. Our access to third-party transportation and storage is not guaranteed, and we may be unable to transport or store products at economically attractive rates or at all in certain circumstances, particularly in cases of adverse market conditions, such as a lack of transportation or storage capacity or disruptions to transportation infrastructure. We could also be subject to increased costs that we may not always be able to recover from our customers, including fluctuating fuel prices, labor shortages and unexpected increases in the charges imposed by common carriers and other third parties involved in transportation. Strikes or other service interruptions by third-party transporters could also cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis. Any condition which results in our inability to store and deliver products to our customers for a prolonged period of time or our failure to deliver products in a timely manner, could harm our reputation and brand and render portions of our business unprofitable.

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

We also cannot assure you that completed acquisitions will be successful. We could have difficulty integrating the operations, systems, management and other personnel, technology and internal controls of a new acquisition with our own. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Matters related to integration may also delay and/or jeopardize strategic initiatives in place to enhance profitability. We may also experience an adverse impact on our operations and revenues if acquisition or integration activities disrupt key customer and supplier relationships or if we fail to retain, motivate and integrate key management and other employees of acquired businesses. Even if we are able to integrate successfully, we may not be able to realize the potential cost savings, synergies and revenue enhancements that were anticipated from any acquisition, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Furthermore, the entities that we acquire in the future may not maintain effective systems of internal controls, or we may encounter difficulties integrating our system of internal controls with those of acquired entities, which could prevent us from meeting our reporting obligations.

In connection with any acquisitions, we may acquire liabilities that may not adequately be covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty. As a result, we may be responsible for significant out-of-pocket expenditures and these liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain key employees, and we may have difficulty attracting and retaining these employees.

We may have difficulty locating, hiring and retaining qualified and experienced managerial, sales, sourcing and technical support personnel, or retaining such personnel once hired. This could have an adverse effect on our ability to operate and grow our business. Additionally, the loss of employees who manage key customer and supplier relationships or key products could affect our ability to sell and support our business effectively, which could negatively impact our results of operations. This is particularly true in foreign jurisdictions like China, where we do not have an extensive operating history, and legacy relationships are important to the viability of our business.

We may fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, disputes with our unions may arise or our unionized employees may engage in a strike or other work stoppage.

As of September 30, 2014, approximately 155 of our 2,100 employees in the United States were represented by unions in six locations and seven separate bargaining units. Five of the local unions are affiliated with the International Brotherhood of Teamsters and two are affiliated with the United Steel workers. We have been unable to finalize a collective bargaining agreement with one of the seven local unions following the Ashland Distribution Acquisition.

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board ("NLRB"), alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and on June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. The matter is now before the NLRB for consideration by the board. We have reached a settlement with one of the unions resulting in a collective bargaining agreement which resulted in dismissal of the case with respect to that local union. In the event the remaining case continues, we intend to vigorously challenge the allegations; however, no assurances can be given to the outcome of these pending complaints or that we will be able to finalize collective bargaining agreements with these two unions at all or on favorable terms. Where the collective bargaining agreements have expired and have not been replaced, it is possible that the local unions, without no-strike clauses in place, may engage in work stoppages.

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

As of September 30, 2014, our intangible assets totaled approximately $506.9 million, including approximately $379.5 million in goodwill resulting from the Ashland Distribution Acquisition in April 2011, the acquisition of Beijing Plaschem in November 2012, the CSD Acquisition in December 2013 and the Archway Acquisition in April 2014. Although we have not had an impairment on these intangible assets, we cannot guarantee that no impairment will occur, particularly in the event of a substantial deterioration in our future prospects either in total or in a particular segment. If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record impairment charges in the future.

Our substantial international operations subject us to risks of doing business in foreign countries.

For the fiscal year ended September 30, 2014, we sold products in over 70 different countries and generated 26.6% of total sales outside the United States. Also, we currently operate through approximately 80 facilities, primarily third party warehouses, located outside the United States and we have significantly increased our presence in Asia through Nexeo Plaschem in China. We expect sales from international markets to represent an even larger portion of our net sales in the future. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions.

Legal and political risks are inherent in the operation of a company with our global scope. For example, it may be more difficult for us to enforce our agreements or collect receivables through foreign legal systems. In addition, the global nature of our business presents difficulties in hiring and maintaining a workforce in some countries, and managing and administering an internationally dispersed business. In particular, the management of our personnel across several countries can present logistical challenges, including difficulties related to operating under different business cultures and languages.

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

We have significant operations in China and the laws and regulations applicable to our operations are sometimes vague and uncertain. Any changes in such laws and regulations could materially adversely affect our business, financial condition, operating results and cash flows.

On November 1, 2012, Nexeo Plaschem completed the acquisition of Beijing Plaschem’s operations in China. For the fiscal year ended September 30, 2014, Nexeo Plaschem’s operations contributed, in aggregate across all lines of business, approximately $280.8 million in revenue. China’s legal system is a civil law system based on written statutes, where decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of China’s laws and regulations, including among others, the laws and regulations governing the conduct of business in China, or the enforcement and performance of arrangements with customers and suppliers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because the laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business in China. If the relevant authorities find that we are in violation of China’s laws or regulations, they would have broad discretion in dealing with such a violation, including levying fines or requiring that we discontinue any portion or all of our business in China.

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

In addition to the risks associated with international operations noted above, our revenues are often denominated in currencies other than the U.S. dollar. We report our consolidated results in U.S. dollars. The results of operations and the financial position of our local operations are generally reported in the relevant local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk. Consequently, any change in exchange rates between our foreign operations’ functional currencies and the U.S. dollar will affect our consolidated income statement and balance sheet when the results of those operating companies are translated into U.S. dollars for reporting purposes. In fiscal year 2014, our most significant currency exposures were to the Canadian dollar and the Euro versus the U.S. dollar, the British pound and Russian ruble to the Euro as well as to the Chinese Renminbi as a result of Nexeo Plaschem. The exchange rates between these and other foreign currencies and the U.S. dollar may fluctuate substantially, and these fluctuations have had a significant effect on our results in recent periods. Prolonged volatility in the U.S. dollar versus other foreign currencies could materially affect our results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

We are required to comply with Section 404 of the Sarbanes Oxley Act, which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud and our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increased our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act. Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting and/or we may encounter difficulties in implementing or improving our internal controls which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and may also result in delayed filings with the Securities and Exchange Commission.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors), and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage our reputation and lead to financial losses from expenses related to remediation actions, loss of business or potential liability.

Risks Related to Our Regulations, Litigation and Insurance

Accidents, environmental damage, misuse of our products, adverse health effects or other harm related to hazardous materials that we carry or store could result in damage to our reputation and substantial remediation obligations.

Our business depends to a significant extent on our customers’ and suppliers’ trust in our reputation for quality, safety, reliability and environmental responsibility. Actual or alleged instances of safety deficiencies, inferior product quality, exposure to hazardous materials resulting in illness, injury or other harm to persons or property, environmental damage caused by us or our products, as well as misuse or misappropriation of our products, such as for terrorist activities or in the processing of illegal drugs, could damage our reputation and result in losing customers or suppliers. There can be no assurance that we will not incur such problems in the course of our operations. Also, there may be safety, personal injury or other environmental risk related to our products which are not known today. Any of these events, outcomes or allegations could also subject us to substantial legal claims, and we could incur substantial legal fees and other costs in defending such legal claims.

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

There can be no assurance that these types of events will not occur again in the future. If these events occur, whether through our own fault, the fault of a third party, pre-existing conditions at our facilities or among our fleet, natural disaster or other event outside our control, our reputation could be significantly damaged. We could also become responsible, through the application of environmental or other laws or by court order, for substantial monetary damages, costly investigation or remediation obligations, and various fines or penalties, which may include liabilities arising from third-party lawsuits or environmental clean-up obligations. The amount of any costs we may incur under such circumstances could substantially exceed any insurance we have to cover those losses.

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

We may incur significant costs and liabilities in the future resulting from new or existing environmental laws or safety laws or regulations or an accidental release of wastes or other materials into the environment.

Our Chemicals line of business, as well as our Composites line of business, including the North American operations recently sold, involve the storage and distribution of various chemicals, solvents, additives, resins and catalysts to various end markets. Our Environmental Services business involves the collection, recovery, recycling, and disposal of hazardous and non-hazardous wastes. All of these businesses, and to a lesser extent our plastics business, are subject to increasingly stringent federal, state, local, and foreign laws and regulations associated with protection of the environment. These laws and regulations govern such matters as the handling, storage, and transportation of chemicals and composites, release of pollutants into the air, soil, and water, disposal of hazardous and non-hazardous wastes, remediation of contaminated sites, protection of workers from exposure to hazardous substances, and public disclosure of information regarding environmental hazards. Our failure to comply with any environmental laws or regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory or remediation liabilities, and the issuance of injunctive relief subjecting us to additional operational costs and constraints. Each of these outcomes could have an adverse effect on our business, financial condition, or results of operations.

Environmental and safety laws and regulations are subject to frequent modification, and recent trends indicate a movement towards increasingly stringent environmental and safety requirements. As a result, we may be required to make substantial expenditures to comply with future environmental laws, safety laws and regulations, and such expenditures could have an adverse effect on our business, financial condition, or results of operations. For example, the EPA has undertaken efforts to increase its regulation of toxic substances under the Toxic Substances Control Act. New or increased governmental restrictions on the transportation, use or disposal of certain chemicals, both domestically and abroad, could also reduce demand for our products, adversely affecting our operations.

Our business is subject to many operational risks that can result in injury or loss of life, environmental damage, exposure to hazardous materials, and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. Our insurance policies may not cover all losses, costs or liabilities that we may experience.

The operations in our Chemicals and Environmental Services lines of business, as well as our Composites line of business, including the North American operations recently sold, inherently involve the risk that chemical or composite products or hazardous substances could be released into the environment from our facilities or equipment, either through spills or other accidents. Many of the chemical and composites products we handle are potentially dangerous, and could present the risk of fires, explosions, exposure to hazardous materials, and other hazards that could cause property damage or personal injury. Responding to the occurrence of any such incidents could cause us to incur potentially material expenditures related to response actions, government penalties, natural resource damages, third-party injury or property damage claims, and business interruption.

While we incorporate extensive safety procedures and protocols in the operation of our businesses, there are risks inherent to the chemical distribution and environmental services industries. These relate primarily to the storage, handling, transportation and disposal of chemicals and other hazardous substances, which are subject to operational hazards and unforeseen interruptions caused by events beyond our control. These risks include, but are not limited to, accidents, explosions, fires, breakdowns in equipment or processes, acts of terrorism, and severe weather. These events can result in injury or loss of life, environmental damage, exposure to hazardous materials, and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. In addition, the handling of chemicals has the potential for serious impacts on human health and the environment from such events as chemical spills, exposures and unintentional discharges or releases of toxic or hazardous substances or gases.

Although we cover our operational risks with insurance policies in certain instances and to the extent our management deems appropriate, these policies are subject to customary exclusions, deductibles, and coverage limits that we believe are in accordance with industry standards and practices. We are not insured against all risks, however, and we cannot guarantee that we will not incur losses beyond the policy limits or outside the coverage of our insurance policies. Moreover, from time to time, various types of insurance for companies involved in chemical distribution and environmental services have not been available on commercially acceptable terms or, in some cases, available at all. There can be no assurance that we will be able to maintain adequate insurance coverage in the future, that premiums, which have increased significantly in the last several years, will not continue to increase in the future, or that we may not be subject to liabilities in excess of available insurance.

We are relying upon the creditworthiness of Ashland, which is indemnifying us for certain liabilities associated with the Distribution Business. To the extent Ashland is unable (or unwilling) to satisfy its obligations to us, we may have no recourse under the purchase agreement and will bear the risk of the liabilities associated with the Distribution Business.

Under the purchase agreement for the Ashland Distribution Acquisition, Ashland has agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant related to environmental matters (other than any fundamental representation or warranty or any tax-related representation or warranty) are generally limited by an individual claim threshold of $175,000, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Subject to the limitations described below, Ashland has also agreed to retain all known environmental liabilities ("Retained Specified Remediation Liabilities") and all other environmental remediation liabilities arising prior to the closing date of which Ashland receives notice prior to the fifth anniversary of the closing date ("Other Retained Remediation Liabilities"). The purchase agreement also provides that Ashland retains all litigation liabilities arising prior to the closing date of the Ashland Distribution Acquisition of which Ashland receives notice prior to the fifth anniversary of the closing date of the Ashland Distribution Acquisition ("Retained Litigation Liabilities").

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

Several of our facilities are currently undergoing active remediation for impacts to soil and groundwater. Under our purchase agreement with Ashland, Ashland has retained liability for all remediation obligations related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and will indemnify us for any losses associated with these liabilities, subject to some limitations. To date, we have not incurred any such costs. Ashland will not indemnify us, however, for any environmental conditions arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition. We may also discover new or previously unknown contamination for which we may not be indemnified by Ashland. In those cases and in situations where Ashland is unable or unwilling to fulfill its indemnification obligations to us, we may be responsible for substantial remediation costs.

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

For a discussion of the environmental regulations we are subject to, see "Item 1. Business—Regulatory Matters—Environmental."

To the extent Ashland is unable or unwilling to satisfy its obligations to us, we may have no recourse under the purchase agreement and will bear the risk of the pre-closing liabilities associated with the Distribution Business, including certain known environmental liabilities. See "Item 3. Legal Proceedings."

We are exposed to ongoing litigation and other legal and regulatory actions and risks in the course of our business, and we could incur significant liabilities and substantial legal fees.

We are subject to the risk of litigation, other legal claims and proceedings, and regulatory enforcement actions in the ordinary course of our business. The outcomes of these proceedings cannot be predicted with certainty. In addition, we cannot guarantee that the results of current and future legal proceedings will not materially harm our business, reputation or brand, nor can we guarantee that we will not incur losses in connection with current or future legal proceedings that exceed any provisions we may have set aside in respect of such proceedings. Many of the products we sell can cause liabilities to arise many years after their sale and use. Insurance purchased at the time of sale may not be available when costs arise in the future, and suppliers may no longer be available to provide indemnification. There can be no assurance that we will not incur legal or regulatory action that could result in a material impact on our results of operations or cash flows in the future.

We may be subject to personal injury claims related to exposure to hazardous materials and asbestos.

Our Chemicals and Environmental Services lines of business involve the storage, transportation, and handling of hazardous materials, including chemicals and wastes. The nature of these operations could subject us to personal injury claims from individuals or classes of individuals related to exposure to such materials. We may also be subject to personal injury claims related to exposure to asbestos. Although we do not manufacture or distribute any products containing asbestos, asbestos-containing building materials have been identified at some of our facilities; these materials could present an exposure risk if improperly handled. Under our purchase agreement with Ashland, Ashland has retained liability for all personal injury claims related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and will indemnify us for any losses associated with these liabilities, subject to some limitations. Ashland will not indemnify us, however, for any personal injury claims arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition, nor will Ashland indemnify us for any claims related to the removal or abatement of asbestos-containing materials. There can be no assurance that we will not incur any of these claims that could result in a material impact on our results of operations or cash flows in the future.

Our international sales and operations require access to international markets and are subject to applicable laws relating to trade, export and import controls and economic sanctions, the violation of which could adversely affect our operations.

We must comply with foreign laws relating to trade, export and import controls, and economic sanctions. We may not be aware of all of such laws for the markets in which we do business, which subjects us to the risk of potential violations. Non-compliance could result in the loss of authorizations and licenses to conduct business in these countries or civil or criminal penalties. We must also comply with all applicable export and import laws and regulations of the United States and other countries. Such laws and regulations include, but are not limited to, the Export Administration Act, the Export Administration Regulations, the Arms Export Control Act, and the International Traffic in Arms Regulations. The applicability of such laws and regulations generally is limited to "U.S. persons" (i.e., U.S. companies organized or registered to do business in the U.S. and to U.S. citizens, U.S. lawful permanent residents and other protected classes of individuals). However, these laws and regulations have certain extraterritorial effect, particularly with respect to the reexport of U.S.-origin equipment, and in other instances. We must comply with U.S. sanctions laws and regulations, which are primarily administered by the U.S. Department of Treasury’s Office of Foreign Asset Controls, as well as other U.S. government agencies. Transactions involving sanctioned countries, entities and persons are prohibited without U.S. government authorization (which will rarely be granted). The applicability of such sanctions laws and regulations generally is limited to U.S. persons. However, these laws and regulations have certain extraterritorial effect, particularly with respect to the reexport of U.S.-origin equipment. Moreover, U.S. sanctions against Cuba are specifically designed to cover foreign companies owned and controlled by U.S. companies and certain U.S. sanctions against Iran are designed to target foreign companies.

There can be no assurance that compliance with these laws and regulations will not have a material impact on our results of operations or cash flows in the future. Furthermore, while we have not experienced penalties from the violation of these laws that have materially impacted our results of operations or cash flows in any of the periods presented in this Form 10-K, violations of U.S. laws and regulations relating to trade, export and import controls and economic sanctions could result in significant civil and/or criminal penalties for our U.S. and foreign operations, including fines, onerous compliance requirements, prohibitions on exporting and importing, prohibitions on receiving government contracts or other government assistance and other trade-related restrictions. It should be noted that U.S. enforcement of such laws and regulations continues to increase, along with penalties for violations.

If we do not comply with the U.S. Foreign Corrupt Practices Act, we may become subject to monetary or criminal penalties.

The U.S. Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We currently take precautions to comply with this law. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under the Foreign Corrupt Practices Act even though we may have limited or no ability to control such persons. Additionally, we have operations in certain countries, including Mexico, Russia and China, where strict compliance with the FCPA may conflict with local customs and practices. There can be no assurance that we will not be subject to penalties that might materially impact our results of operations or cash flows in the future. Our competitors include foreign entities not subject to the Foreign Corrupt Practices Act, and hence we may be at a competitive disadvantage.

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

As of September 30, 2014 we had approximately $978.3 million of principal amount of debt outstanding, a portion of which is secured by inventory and accounts receivable totaling $779.8 million at September 30, 2014. In addition, as of September 30, 2014, we had available capacity of $353.1 million under our ABL Facility for additional borrowings. Our substantial indebtedness could have important consequences with respect to our business, including the following:

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

Despite our current level of indebtedness, we may incur substantially more debt in the future, which could further exacerbate the risks described above. As of September 30, 2014, we had approximately $978.3 million of principal amount of debt outstanding. In addition, we have approximately $353.1 million of borrowings available under the ABL Facility, and under the terms of the Credit Facilities, and subject to our continued compliance with specified financial ratios, we have the option:

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

Restrictive covenants in our financing documents may adversely affect our operations.

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

Our debt currently has a non-investment grade rating, which could be lowered or withdrawn entirely by a rating agency based solely on that rating agency’s judgment. Real or anticipated changes in our credit ratings will generally affect the market value of the Notes. Credit ratings are not recommendations to purchase, hold or sell the Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Notes. Any downgrade by a rating agency could result in higher borrowing costs and likely would make it more difficult for us to obtain additional debt financing. If any credit rating initially assigned to the Notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your notes without a substantial discount.

Our hedging activities do not eliminate our exposure to interest rate risks and may reduce our cash flow and subject our earnings to increased volatility.

We are subject to interest rate risk in connection with borrowings under the Credit Facilities, which bear interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under these facilities, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. We use derivative financial instruments to reduce our sensitivity to interest rates; however, we have hedged only $200.0 million of the $653.9 million variable-rate debt outstanding under our Term Loan Facility as of September 30, 2014. w We continue to have direct interest rate risk with respect to the unhedged portion of debt outstanding under our Term Loan Facility and to all outstanding borrowings under our ABL Facility. A significant increase in prevailing interest rates, which results in a substantial increase in the interest rates applicable to our interest expense with respect to unhedged portions of our variable rate indebtedness, could have an adverse effect on our financial condition and results of operations.

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
Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

See "Item 1. Business—Global Distribution Channels—Facilities" for a description of our principal properties.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

In July 2014, Ashland filed a lawsuit styled and numbered Ashland, Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that we are obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the purchase agreement for the Ashland Distribution Acquisition. Ashland further alleges that we have breached duties related to that purchase agreement by not having so indemnified Ashland to date with respect to environmental remediation costs Ashland incurred pertaining to sites at which Ashland disposed of chemicals prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs, and attorney’s fees. We disagree with Ashland’s construction of the purchase agreement and are vigorously defending the lawsuit.

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board ("NLRB"), alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. The matter is now before the NLRB for consideration by the board.  We have reached a settlement with one of the unions resulting in a collective bargaining agreement that keep the employees in our 401(K) plan.  The NLRB has approved that settlement and, in May of 2014, dismissed the case with respect to that local union.  In the remaining case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. The case does not include a request for a specific dollar amount of damages in the applicable claims. In the event this case continues, we intend to vigorously challenge the allegations, however, no assurances can be given to the outcome of this remaining, pending complaint. Regardless, we do not believe this case could have a material adverse effect on our business, financial condition or results of operations.

On November 16, 2012, a facility owned by us in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. Subsequent to this incident, the Garland facility was inspected by representatives of the EPA who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility RCRA permit. We entered into negotiations with the EPA which resulted in a Consent Agreement and Final Order ("CAFO") that included the payment of a $0.4 million fine and certain changes in facility operations. The CAFO constitutes final resolution of this matter and did not have a material adverse effect on our results of operations.

In June 2014, we self-disclosed to the California Department of Toxic Substance Control ("DTSC") that a recent inventory of our Fairfield facility had revealed potential violations of RCRA and the California Health and Safety Code. Although no formal proceeding has been initiated, we expect the DTSC to seek payment of fines or other penalties for non-compliance. We do not expect the amount of any such fine or penalty to have a material adverse effect on our business, financial position or results of operations.

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

During the fiscal year ended September 30, 2014, we sold unregistered securities as described below. The transaction did not involve any underwriters, underwriting discounts or commissions or any public offering, and we believe it was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipient of these securities represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Pursuant to a subscription agreement dated November 14, 2013, between the Company and a member of management, this person subscribed to purchase a total of 19,231 Series A Units in exchange for a cash payment of less than $0.1 million.

Item 6. Selected Financial Data

The following table presents selected historical financial and other data for the periods indicated.

Successor Financial Data

The historical statement of operations data of Holdings (Successor), for the fiscal years ended September 30, 2014, 2013 and 2012 and the period from November 4, 2010 (inception) to September 30, 2011 and balance sheet data as of September 30, 2014 and 2013 are derived from Holdings’ audited consolidated financial statements and the notes thereto contained elsewhere in this Form 10-K. Balance sheet data as of September 30, 2012 and 2011, derived from Holdings’ audited consolidated financial statements and the notes thereto contained in Form 10-K for the fiscal year ended September 30, 2012, are not presented.

Predecessor Financial Data

The historical statement of operations data of the Distribution Business (Predecessor), for the six months ended March 31, 2011 and for the fiscal year ended September 30, 2010 and balance sheet data as of September 30, 2010 are derived from the audited consolidated financial statements of the Distribution Business and the notes thereto. All Predecessor condensed financial data represents a carve-out financial statement presentation of the Distribution Business, which was an unincorporated commercial unit of Ashland. This predecessor financial data does not reflect adjustments for discontinued operations related to the sale of the North American composites business due to unavailability of certain data and insufficient detail for other data which would be required to complete the necessary adjustments.

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

You should read these tables along with "Item 1A. Risk Factors," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Item 1. Business" and historical consolidated financial statements and the notes thereto included under Item 8. of this Form 10-K.

	Successor				Predecessor (1)
	Fiscal Year Ended September 30,			For the Period from November 4, 2010 (inception) to September 30,	Six Months Ended March 31,	Fiscal Year Ended September 30,
(Dollars in millions)	2014	2013	2012	2011	2011	2010
Statement of Operations Data:
Sales and operating revenues	$4,514.5	$4,101.4	$3,686.4	$1,914.7	$1,869.2	$3,419.4
Cost of sales	4,112.8	3,743.3	3,356.9	1,764.5	1,706.6	3,102.0

Gross profit	401.7	358.1	329.5	150.2	162.6	317.4
Selling, general and administrative expenses	335.8	294.6	298.5	128.1	76.0	173.9
Corporate overhead allocation	—	—	—	—	48.6	90.2
Transaction related costs	12.6	7.4	6.0	85.2	—	—

Operating income (loss)	53.3	56.1	25.0	(63.1)	38.0	53.3
Other income	5.4	1.7	2.1	0.8	2.4	2.6
Interest income	0.4	0.5	0.4	0.2	—	—
Interest expense	(64.0)	(58.2)	(45.4)	(24.9)	—	—

Income (loss) before income taxes	(4.9)	0.1	(17.9)	(87.0)	40.4	55.9
Income tax expense (benefit)	7.3	4.7	1.1	(0.1)	14.5	20.2

Net income (loss) from continuing operations	$(12.2)	$(4.6)	$(19.0)	$(86.9)	$25.9	$35.7

Statement of Cash Flow Data (2):
Net cash provided by (used in):
Operating Activities	$57.5	$(35.9)	$112.4	$(44.3)	$15.2	$(56.2)
Investing Activities	(209.9)	(93.9)	(21.8)	(976.7)	(2.1)	(18.0)
Financing Activities	166.5	71.2	—	1,067.2	(13.2)	74.2

Balance Sheet Data (at period end):
Cash and cash equivalents	$88.2	$74.6	$135.3	$45.0	$—	$—
Working capital (3)	580.7	567.3	556.4	527.0	361.5	341.6
Total assets	1,906.1	1,613.1	1,506.8	1,432.6	1,007.5	912.5
Long term obligations (4)	925.2	659.3	604.0	649.4	0.4	0.4
Total liabilities	1,581.3	1,191.7	1,098.4	1,068.6	514.2	432.0

Other Financial Data (5):
Capital expenditures, excluding acquisitions(6)	$49.9	$38.1	$22.8	$4.4	$2.9	$18.9
Depreciation and amortization	53.4	38.7	39.4	19.5	14.2	27.7

(1)
Predecessor period financial information does not reflect adjustments for discontinued operations due to unavailability of certain data and insufficient detail for other data which would be required to complete the necessary adjustments.

(2)	Statement of Cash Flow Data for all periods represents total cash flow amounts for each respective line item.

(3)	Working capital means current assets minus current liabilities.

(4)
Long term obligations represent debt, including current portion, net of discount, and capital leases for the Successor periods and capital leases only for the Predecessor periods. It excludes short-term borrowings under line of credit agreements available to Nexeo Plaschem.

(5)	Other Financial Data for the Successor periods reflects amounts net of discontinued operations.

(6)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. To the extent this discussion and analysis contains forward- looking statements, these statements involve risks and uncertainties. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. Actual results may differ materially from those anticipated in these forward-looking statements. See "Item 1A. Risk Factors" and "Cautionary Note Regarding Forward Looking Statements."

Overview

We are a global distributor of chemicals products in North America and Asia, plastics products in North America, EMEA and Asia and composites products in Asia. We also provide environmental services, including waste collection, recovery, recycling and arrangement for disposal in North America through our Environmental Services line of business. We were also a distributor of composites products in North America until July 1, 2014, when we sold our North American composites operations. In accordance with applicable accounting guidance, these operations are now reflected as discontinued operations for all periods presented. We distribute approximately 27,000 products into over 70 countries for approximately 1,300 suppliers to approximately 29,000 customers. Based on revenue for calendar year 2013, we were ranked third in North America and fourth globally among the top 100 distributors, as reported by ICIS, one of the largest petrochemical market information providers. The sale of our North American composites operations in July 2014 does not have an effect on this ranking.

We have long-standing relationships with major chemicals and plastics producers and suppliers, a strong geographic presence and supply chain network, and a relatively stable customer base that favors the service and distribution value we provide. The products we distribute are used in a broad cross section of manufacturing industries, with various end markets and customer segments within those industries, including the construction, oil and gas, household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare, and personal care end markets.

Our diverse array of product offerings allows us to provide many of our customers with a one-stop-shop resource for their chemicals and plastics needs. For customers with multiple locations, our centralized business model helps ensure consistency of product offerings and a single point of contact for a customer’s needs. Our services and our full product offering allows for product customization, costs savings to customers on transaction and transportation costs and reliance on a single supplier to source all of their diverse product requirements.

We believe we provide a compelling value proposition to producers and suppliers as a single bulk buyer of their products and by acting as an extension of their sales force, representing their brands and providing technical support to customers. We also provide value to producers and suppliers by distributing to larger customers through a dedicated strategic accounts sales and marketing program designed to solidify these key relationships through enhanced customer service, efficient delivery, and specialized value-added solutions. Our value-added services include, among other things, customized product mixing and blending, dedicated stocking programs, vendor-managed inventory, quarterly customer demand forecasting, technical support and dedicated laboratory testing services.  In addition, our understanding of key end markets presents additional opportunities with suppliers whose products are in substantial demand by customers situated in these end markets.

We also have an experienced management team with deep knowledge of the industry. We continue to implement strategies and invest significantly to build upon our strengths by creating industry-leading marketing capabilities, including our focus on specific end markets, sales force effectiveness tools, market-based pricing and geographic expansion.

 We distribute our broad product portfolio through a supply chain consisting of approximately 190 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 units, including tractors and trailers, primarily in North America. We currently employ approximately 2,600 employees globally. At September 30, 2014, we had approximately 630 sales professionals situated in North America, EMEA and Asia, including technical support, field management and corporate account managers to assist our customers in the selection and application of commodity and specialty products for their end products and processes.

Operational and Financial Highlights

Divestiture

On July 1, 2014, we completed the sale of our North America composites operations to Composites One LLC, ("Composites One"), including inventory and existing supplier and customer relationships. We refer to this transaction as the "Composites Sale." Net proceeds received from Composites One in connection with the sale totaled approximately $60.6 million and were used for repayment of indebtedness under our ABL Facility of approximately $48.0 million, reinvestment in the assets of the business and general corporate purposes. We recorded a gain on the sale of approximately $14.3 million, net of tax of approximately $1.2 million, which is included in income from discontinued operations. In connection with the completion of this transaction, our dedicated North American composites commercial employees joined Composites One. Additionally, we entered into a 90-day transition services agreement with Composites One, which ended on September 30, 2014.

Acquisitions

On April 1, 2014, we acquired 100% of the outstanding shares of Archway Sales, Inc., a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals ("Archway"), and substantially all of the assets of JACAAB, LLC, a Missouri limited liability company, a related business of Archway ("JACAAB") for an aggregate purchase price of approximately $128.7 million in cash (the "Archway Acquisition"). The purchase price was funded with cash on hand and approximately $119.0 million of borrowings under our ABL Facility.

On December 1, 2013, we acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. ("CSD"), a chemical distribution company and provider of packaged chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight Company ("STX") and ST Laboratories Group, LLC ("ST Laboratories"), two related businesses of CSD, for an aggregate purchase price of approximately $96.4 million in cash (the "CSD Acquisition"). The CSD Acquisition was funded with cash on hand and approximately $87.0 million of borrowings under our ABL Facility.

Term Loan Credit Agreement Amendments

        On February 21, 2014, we entered into an amendment to the Term Loan Facility under which we borrowed a principal amount of $170.0 million (the "Incremental Amendment"). The net proceeds of approximately $169.2 million were used to repay approximately $125.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the Incremental Amendment and for general corporate purposes.

China Operations

In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem (Shanghai) Co., Ltd ("Nexeo Plaschem"), for approximately $55.9 million in cash, and in July 2014, we completed the purchase of an additional 10% equity interest in Nexeo Plaschem for approximately $36.3 million in cash. We funded these payments with cash on hand and approximately $46.0 million of aggregate borrowings under our ABL Facility. As of September 30, 2014, our ownership interest in Nexeo Plaschem was 90%.

In October 2014, we acquired the remaining 10% equity interest in Nexeo Plaschem for approximately $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. We funded this payment with cash on hand and approximately $18.0 million of borrowings under the ABL Facility.

Segment Overview

We operate through four lines of business, or operating segments: Chemicals, Plastics, Environmental Services and a small set of Composites operations in Asia. Until recently, our Composites line of business was primarily comprised of composites operations in North America, which were sold on July 1, 2014, and are now classified as discontinued operations in our consolidated financial statements for all periods presented. Our lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while our Environmental Services line of business and the remaining composites operations in Asia do not individually meet the materiality threshold for separate disclosure, and are, as a result, combined in an "Other" segment.

Each line of business represents unique products and suppliers, and a line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across our Chemicals and Plastics lines of business there are numerous industry segments, end markets, and sub markets that we may choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability, and our strategic agenda.

Our Chemicals, Plastics and Environmental Services lines of business competes with national, regional and local companies throughout North America. Our Chemicals and Plastics lines of business compete with other distribution companies in Asia. Our Plastics line of business also competes with other distribution companies in EMEA. Competition within our lines of business is based primarily on the diversity and quality of the product portfolio, service offerings, reliability of supply, technical support, price and delivery capabilities. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level.

A brief description of each of our lines of business follows:

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities. While our chemicals products are distributed in more than 50 countries worldwide, we primarily distribute our chemicals products in North America and Asia.While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, oil and gas, HI&I, lubricants and personal care. Sales in our Chemicals line of business, represented 50.8% of our total sales for the fiscal year ended September 30, 2014 and 49.3% of our total sales for the fiscal year ended September 30, 2013.

Plastics. Our Plastics line of business supplies a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. While our plastics products are distributed in more than 50 countries worldwide , we primarily distribute our plastics products in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. Our Plastics line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. Sales in our Plastics line of business represented 46.6% of our total sales for the fiscal year ended September 30, 2014 and 47.8% of our total sales for the fiscal year ended September 30, 2013.

Environmental Services. Our Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive, nationwide hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the United States. These environmental services are offered through our network of distribution facilities used as transfer facilities. Sales in our Environmental Services line of business represented 2.4% of our total sales for the fiscal year ended September 30, 2014 and 2.6% of our total sales for the fiscal year ended September 30, 2013.

Composites. The Composites line of business supplies certain resin products to a small number of customers in Asia and its sales represent an insignificant percentage of our total sales for the fiscal years ended September 30, 2014 and 2013.

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions: The consumption of chemicals and plastics in the broad industry segments and end markets that we serve generally corresponds to the level of production of goods and services in the global economy amplified by the regional economies where we have commercial operations. As a result, when general economic conditions improve or deteriorate, our volumes tend to fluctuate accordingly. We manage our cost structure in line with general economic conditions but, ultimately, our volumes and profitability are correlated with the underlying demand for the end-products of the industries we serve.

Price fluctuations: The prices at which we resell the products we distribute in our Chemicals and Plastics lines of business generally fluctuate in accordance with the prices that we pay for these products. Product prices we pay are largely driven by the underlying global and regional economic conditions that drive the prices of two primary "raw material" factors of production: crude oil (primarily naphtha) and natural gas (primarily ethane). These two raw material sources are used in the production of propylene and ethylene which are key feedstocks used in over 90% of the organic-based commodity and specialty chemicals as well as in the subsequent production of the intermediate plastics products we distribute. The prices of these feedstocks are also affected by other factors, including choices made by feedstock producers for uses of these feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry), the capacity devoted to production of these feedstocks, and other macroeconomic factors that impact the producers. As a distributor, the prices of these feedstocks are not in our control. However, we are generally able to pass on both finished good price increases and decreases to our customers in accordance with the fluctuations in our product costs and transportation-related costs (e.g. fuel costs). As a result, movements in our sales revenue and cost of sales tend to correspond with changes in our product prices.

Volume-based pricing: We generally procure chemicals and plastics raw materials through purchase orders rather than under long-term contracts with firm commitments. Our arrangements with key producers and suppliers are typically embodied in agreements that we refer to as framework supply agreements. We work to develop strong relationships with a select group of producers and suppliers that complement our strategy based on a number of factors including price, breadth of product offering, quality, market recognition, delivery terms and schedules, continuity of supply and each producer’s strategic positioning. Our framework supply agreements with producers and suppliers typically renew annually and, while they generally do not provide for specific product pricing, some, primarily those related to our Chemicals line of business, include volume-based financial incentives through supplier rebates, which we earn by meeting or exceeding target purchase volumes.

Effects of inflation: Our average selling prices rise in inflationary environments as producers and suppliers raise the market prices of the products that we distribute. The reverse is true in deflationary price environments. During inflationary periods our customers maximize the amount of inventory they carry in anticipation of even higher prices, and consequently this environment of excess demand favorably impacts our volumes sold, total revenues and gross profit due to the lag between rising prices and our cost of goods sold. Deflationary forces, on the other hand, create an environment of overcapacity driving market prices of products downward and we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit profitability.

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

Outlook

General. We currently distribute products in North America, EMEA and Asia. As a result, our business is subject to broad, global and/or regional macroeconomic factors. These factors include:

●                  general state of the economy, specifically inflationary or deflationary trends, gross domestic product ("GDP") growth rates and commodities/feedstocks price movements;

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

Regional Outlook. We currently distribute products in North America, Europe, and Asia. In Europe, we conduct business primarily in Western European countries and in Asia the majority of our business is in China.  The global economic environment is mixed across the key regions where we compete.

Generally, our financial performance is impacted by the price of crude oil which is a primary feedstock for the vast majority of the chemicals and plastics products manufactured by the suppliers whose products we distribute. Broadly, increased domestic production, which reached its highest levels since 1986, along with lower demand as a result of the slower global economy, caused oil prices to trend downward during the fiscal year ending September 30, 2014. Brent crude oil prices traded within a band of $85 to $113 per barrel during this period, with prices during the three months ending September 30, 2014 dropping from $105 to $85 per barrel, after reaching a peak of $113 in June 2014. We expect that products that are derived from natural gas will grow more rapidly in the coming years because of the significant increase in natural gas production in North America. We cannot predict the long-term impact of the significant increase in natural gas production on product prices but we continue to monitor it closely. Finally, as a logistics provider, oil price movements can significantly impact our transportation and delivery costs.

North America

We anticipate that the North American recovery will continue as economic reports suggest that the U.S. national economic activity continued to expand through the quarter and fiscal year ending September 30, 2014. However, we believe that the recovery will continue to be slow and steady and will occur over a long time horizon in comparison to historical norms. The U.S. GDP grew at an annual rate of 3.5% for the quarter ending September 30, 2014, which followed strong growth in the quarter ending June 30, 2014. The latest economic indicators for the United States have been broadly positive, supporting our thesis of a slow expansion.

For the fiscal year ending September 30, 2014, our average selling prices improved slightly over the same fiscal year period in 2013, led by our Plastics line of business. Selling prices for chemicals and plastics are primarily dependent on the cost of raw materials consisting of crude oil, natural gas and derivatives of these two commodities. Since we are a distributor, raw material prices are set by producers and fluctuate based on market demands, feedstock costs and other macroeconomic factors that impact the producers. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices. Alternatively, our gross profit margins generally increase during inflationary pricing environments as we are able to sell inventory that was previously purchased at lower prices. In addition, micro-industrial market forces can also determine the level of competition and therefore further impact the level of price changes occurring and other macroeconomic factors. For example, the relative maturity of a market often determines the expected annual growth of total volumes produced and sold both direct and through distribution channels in a market. More mature markets, such as the industrial end market in North America, generally grow more slowly and tend to encounter more intense competitive rivalry.

Prices were generally stable during the first half of fiscal year 2014, increasing slightly for the third fiscal quarter. However, towards the end of the fourth fiscal quarter ending September 30, 2014, prices generally began to decline in both our Chemicals and Plastics lines of business, with a slightly more pronounced impact in our Chemicals line of business, due to the decline in oil prices noted above.

As we begin fiscal year 2015, we continue to expect the economic recovery to be slow; however, the U.S. economy has shown consistency in its growth pattern in 2014 and appears to be gaining modest momentum.

Europe

Europe continues to struggle economically and Eurozone policy is pointedly focused on trying to harness more growth for these core and emerging economies across Western and Eastern Europe. The slow GDP growth stagnated during the second and third calendar quarters of 2014, with most Western European nations experiencing growth at under 2.0%, in line with expectations for the full calendar 2014 year. Weakness in Europe is raising fears of possible deflation in the region. Overall, European GDP grew at an annual rate of 0.8% for the quarter ending September 30, 2014. Eurozone GDP growth for the calendar year 2014 is expected to be approximately 0.8%, and is expected to be approximately 1.1% for calendar 2015.

Our European Plastics business managed to grow volumes during the current year compared to the prior year, in spite of these macroeconomic issues, growing revenues and volumes at a greater rate than GDP. However, we did see a decline in the fourth quarter on a sequential basis.

Asia

Our operations in Asia are currently concentrated mainly in China. During 2014, the calendar third quarter China GDP grew at an annual rate of 7.3%, which is commensurate with our fiscal fourth quarter ending in September 30, 2014. This growth is slower than data out of China over the past five years, primarily due to a weaker property sector, lower credit growth and weakened industrial production. The World Bank forecast GDP growth at an annual rate of 7.6% for calendar 2014, and 7.5% for calendar 2015, both down from 7.7% growth in 2013.

Despite these macroeconomic conditions, Nexeo Plaschem experienced large gains in product volumes and sales revenue within the Plastics line of business for the full fiscal year ended September 30, 2014 compared to the same period for 2013, while the Chemicals line of business experienced both lower volumes and consequentially lower sales revenue. Overall, Nexeo Plaschem revenue growth slightly outgrew China's GDP growth for the fiscal year, even though we experienced a revenue decline during the second half of the fiscal year. Average selling prices declined in the first and second quarters of fiscal year 2014, but improved in the second half of the fiscal year. Overall, average selling prices were only slightly higher for the current fiscal year compared to the prior fiscal year, consistent with slower overall growth in China.

We continue to monitor the exposure of Nexeo Plaschem to country-related macroeconomic risks. Nonetheless, the chemical distribution market in the Asia-Pacific region is an important market for us, and through Nexeo Plaschem we expect to continue to invest to grow in that region.

Strategic Initiatives. We are focused on initiatives to enhance growth and profitability, including:

•	leveraging our centralized business model by more closely aligning our customer service functions with our lines of business to significantly enhance customer service;

•	improving our pricing methodologies to reflect market conditions and optimize profitability;

•	enhancing the processes and tools used by our sales force to increase productivity and motivating our sales force through various incentive programs;

•
expanding our footprint globally by focusing on key end markets within each line of business that we believe will grow faster than the overall market and that will differentiate us from our competitors; and

•	attracting and retaining the talent we need to create new capabilities within our company.

Certain Factors Affecting Comparability to Prior Period Financial Results

The following items have impacted the comparability of our prior period financial results:

•On November 1, 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem. Accordingly, the consolidated results of operations for the fiscal year ended September 30, 2013 include the results of the acquired operations since that date. In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem, and, in July 2014, we completed the purchase of an additional 10% equity interest in Nexeo Plaschem, increasing our ownership percentage to 90%.

•The CSD Acquisition closed on December 1, 2013. Accordingly, our consolidated results of operations for the fiscal year ended September 30, 2014 include the results of the acquired operations since the closing date. The acquired operations are included in our Chemicals line of business.

•The Archway Acquisition closed April 1, 2014. Accordingly, our consolidated results of operations for the fiscal year ended September 30, 2014 include the results of the acquired operations since the closing date. The acquired operations are included in our Chemicals line of business.

•On March 31, 2011, we acquired the Distribution Business from Ashland. From that date and throughout fiscal year 2012, some of our administrative functions, including information technology, treasury, accounting and human resources, were provided by Ashland through a transition services agreement ("TSA"). Additionally, during that period, we were building our internal capabilities by hiring personnel and entering into third party arrangements in order to be in a position to opt-out of the TSA. This resulted in significant duplicate costs in some of these functions during the fiscal year ended September 30, 2012.

As a result of the factors listed above, historical results of operations and other financial data, period-to-period comparisons of these results and certain other financial data may not be comparable or indicative of future results.

Results of Operations

On July 1, 2014, we sold our North American composites operations. In accordance with applicable accounting guidance, these operations are classified as discontinued operations for all periods presented and are excluded from the segment analysis tables and discussions below.

Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For the Fiscal Year Ended September 30,
(Dollars in millions)	2014	2013	$ Change	% Change	2014	2013
Sales and operating revenues	$4,514.5	$4,101.4	$413.1	10.1%	100.0%	100.0%
Cost of sales and operating expenses	4,112.8	3,743.3	(369.5)	(9.9)%	91.1%	91.3%
Gross profit	401.7	358.1	43.6	12.2%	8.9%	8.7%
Selling, general and administrative expenses	335.8	294.6	(41.2)	(14.0)%	7.4%	7.2%
Transaction related costs	12.6	7.4	(5.2)	(70.3)%	0.3%	0.2%
Operating income	53.3	56.1	(2.8)	(5.0)%	1.2%	1.4%
Other income	5.4	1.7	3.7	217.6%	0.1%	*
Interest expense, net	(63.6)	(57.7)	(5.9)	(10.2)%	(1.4)%	(1.4)%
Income (loss) from continuing operations before income taxes	(4.9)	0.1	(5.0)	*	(0.1)%	*
Income tax expense	7.3	4.7	(2.6)	(55.3)%	0.2%	0.1%
Net loss from continuing operations	(12.2)	(4.6)	(7.6)	(165.2)%	(0.3)%	(0.1)%
Income from discontinued operations, net of tax	18.4	13.7	4.7	34.3%	0.4%	0.3%
Net Income	$6.2	$9.1	$(2.9)	(31.9)%	0.1%	0.2%

*                                         Not meaningful

Sales and operating revenues and cost of sales and operating expenses

For the fiscal year ended September 30, 2014, sales and operating revenues were $4,514.5 million compared to $4,101.4 million for the fiscal year ended September 30, 2013, an increase of $413.1 million, or 10.1%. The increase in revenues was partially attributable to the impact of the CSD Acquisition completed on December 1, 2013, and the Archway Acquisition completed on April 1, 2014, which collectively provided an estimated 5.4 percentage points of our revenue growth. This amount reflects the impact of (1) CSD's estimated results for the ten-month period since the acquisition date of December 1, 2013, and (2) Archway's results for the six-month period since the acquisition date of April 1, 2014. CSD shared certain customers with us and sold similar products. Beginning on July 1, 2014, we fully integrated the operations, sales force and other personnel of CSD into our own operations and ERP systems, which expanded the product offerings, efficiencies and synergies of the former CSD operations and our own operations. We believe this also contributed to the increase in revenues and gross profit. The increase in revenue was also attributed to increases in volume in our Chemicals and Plastics lines of business, as well as an additional month of operating results for Nexeo Plaschem, which acquired Beijing Plaschem on November 1, 2012. The increase in revenue was partially offset by the negative impact of poor weather conditions in certain regions in North America during our second fiscal quarter that resulted in lower customer demand across our lines of business at certain facilities.

While the pricing environment is different for each line of business, products and geography, at the enterprise level, for the fiscal year ended September 30, 2014, average selling prices of the products we distribute improved in each line of business compared to the same period in the prior year.

The Chemicals line of business experienced slightly higher average selling prices during the fiscal year ended September 30, 2014 compared to the same period last year, due to improved pricing in certain commodity products compared to prior year, and due to the impact of the CSD Acquisition and the Archway Acquisition which average higher selling prices due to higher-priced packaging services and higher-priced specialty products. The Plastics line of business also experienced higher average selling prices in North America and EMEA during the fiscal year ended September 30, 2014 in comparison to the same period last year, driven by increases in certain commodity products in North America during the fourth quarter of the current fiscal year, and an overall more favorable pricing environment in EMEA.

Cost of sales and operating expenses for the fiscal year ended September 30, 2014 were $4,112.8 million compared to $3,743.3 million for the fiscal year ended September 30, 2013, an increase of $369.5 million, or 9.9%, primarily as a result of the CSD Acquisition and the Archway Acquisition, and increased volumes in our Chemicals and Plastics lines of business. Cost of sales and operating expenses during the fiscal year ended September 30, 2014 include the impact of the inventory adjustment to fair value of $1.2 million resulting from the CSD Acquisition and non-cash impairment charges of $1.8 million associated with the closure of two facilities. Additionally, we experienced higher operating expenses during the current fiscal year related to increased transportation costs resulting from logistics inflation driven by increased demand for drivers and transportation services associated with the growth in the energy industry. The increase in costs of sales and operating expenses was partially offset by the recognition during the current fiscal year of insurance recoveries of $5.9 million associated with the fire at our Garland facility in November 2012. The recoveries offset the other operating costs incurred to date in connection with this incident. The year-over-year impact associated with the Garland facility fire, including the effect of the recognized recoveries in the current period and the costs incurred in the prior period, is a decrease in operating expenses of approximately $9.6 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the fiscal year ended September 30, 2014 were $335.8 million compared to $294.6 million for the fiscal year ended September 30, 2013, an increase of $41.2 million, or 14.0%. Approximately $24.7 million of that increase in selling, general and administrative expenses, including $6.8 million of depreciation and amortization expense, is attributable to (1) the impact of CSD's estimated results for the ten-month period since the acquisition date of December 1, 2013, (2) the impact of the Archway Acquisition for the six-month period since the acquisition date, and (3) the additional month of operations for Nexeo Plaschem during the current period. Beginning on July 1, 2014, we fully integrated the sales force and other personnel of CSD into our own operations. The remaining increase of approximately $16.5 million of selling, general and administrative expenses compared to last year was driven primarily by an increase of approximately $7.5 million in depreciation and amortization expense as a result of information technology assets recently placed in service and vehicles purchased towards the end of fiscal year 2013, increased employee-related costs of approximately $10.3 million, an increase in allowance for bad debt of approximately $3.8 million, primarily associated with specific customer write-offs, and integration costs of approximately $1.6 million associated with the CSD Acquisition. The increase in selling, general and administrative expenses was partially offset primarily by a decrease in consulting costs of approximately $7.7 million. Although our ongoing level of investment in personnel has reduced significantly, we will continue to make investments in personnel to enhance our commercial capabilities in key end markets.

Transaction related costs

We incurred $12.6 million in transaction related costs for the fiscal year ended September 30, 2014 compared to $7.4 million for the fiscal year ended September 30, 2013, an increase of $5.2 million, or 70.3%. Transaction related costs incurred during the fiscal year ended September 30, 2014 relate primarily to legal and consulting costs incurred in connection with the closing and early assimilation of the CSD Acquisition and the Archway Acquisition as well as the evaluation of other potential transactions.

Other income/expense

Other income for the fiscal year ended September 30, 2014 was $5.4 million compared to $1.7 million for the fiscal year ended September 30, 2013. During the fiscal year ended September 30, 2014, we concluded the negotiations with our insurance carriers related to the November 2012 fire at our Garland facility and reached an agreement on the total insurance recoveries. The total insurance recoveries are in excess of the operating costs recorded to date in connection with this incident resulting in a gain of $4.0 million.

Interest expense, net

Net interest expense for the fiscal year ended September 30, 2014 was $63.6 million compared to $57.7 million for the fiscal year ended September 30, 2013, an increase of $5.9 million, or 10.2%. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense compared to the same period in the prior year is primarily due to additional borrowings under the credit facilities available to Nexeo Plaschem as well as new borrowings under the Term Loan Facility as a result of the Incremental Amendment.

Income tax expense

Income tax expense for the fiscal year ended September 30, 2014 was $7.3 million compared to $4.7 million for the fiscal year ended September 30, 2013, an increase of $2.6 million, or 55.3%. Since we are organized as a limited liability company, we are generally not subject to U.S. income taxes, except for a limited number of state and local jurisdictions. However, the Company's sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S., Federal, state and local jurisdictions. The increase in income tax expense compared to the same period in the prior year is largely attributed to foreign income tax expense on profitable foreign operations across the world. To a lesser extent, income tax expense was also impacted by an increase in income tax expense for the U.S. corporate subsidiary. The increase in income tax expense was partially offset by decreased valuation allowances on certain foreign and domestic operations.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2014 was $18.4 million compared to $13.7 million for the fiscal year ended September 30, 2013, an increase of $4.7 million, or 34.3%. The increase in income from discontinued operations compared to the same period in the prior year is largely attributed to the after-tax impact of the gain on the sale of our North American composites business of approximately $14.3 million, partially offset by lower sales volumes during the current period as well as increased costs incurred during the current period in connection with the Composites Sale. As a result of the sale on July 1, 2014, volumes were also lower compared to the prior period due to a partial year of operations in the current period.

Segment Analysis

Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Period Over Period Favorable (Unfavorable)		Percentage of Consolidated Sales/Gross Profit For the Periods Fiscal Year Ended September 30,
(Dollars in millions)	2014	2013	$ Change	% Change	2014	2013
Chemicals
Sales and operating revenues	$2,293.3	$2,022.8	$270.5	13.4%	50.8%	49.3%
Gross profit	$212.7	$168.8	$43.9	26.0%	52.9%	47.1%
Gross profit %	9.3%	8.3%
Plastics
Sales and operating revenues	$2,101.6	$1,962.4	$139.2	7.1%	46.6%	47.8%
Gross profit	$159.4	$161.1	$(1.7)	(1.1)%	39.7%	45.0%
Gross profit %	7.6%	8.2%
Other
Sales and operating revenues	$119.6	$116.2	$3.4	2.9%	2.6%	2.9%
Gross profit	$29.6	$28.2	$1.4	5.0%	7.4%	7.9%
Gross profit %	24.7%	24.3%
Consolidated
Sales and operating revenues	$4,514.5	$4,101.4	$413.1	10.1%	100.0%	100.0%
Gross profit	$401.7	$358.1	$43.6	12.2%	100.0%	100.0%
Gross profit %	8.9%	8.7%

Chemicals

For the fiscal year ended September 30, 2014, sales and operating revenues for the Chemicals line of business increased $270.5 million, or 13.4%, compared to the same period in the prior year. The revenue increase was primarily attributable to the estimated impact of the CSD Acquisition and the Archway Acquisition, which collectively contributed approximately 11.0 percentage points of the Chemicals line of business revenue growth. This contribution includes CSD's estimated results for the ten-month period since the acquisition date of December 1, 2013, and Archway's results for the period since the acquisition date of April 1, 2014. CSD shared certain of the same customers with us and sold similar products. Beginning on July 1, 2014, we fully integrated the operations, sales force and other personnel of CSD into our own operations and ERP systems, which expanded the product offerings, efficiencies and synergies of the former CSD operations and our own operations. We believe this also contributed to the increase in revenues and gross profit. We also experienced organic revenue growth in our chemicals business primarily due to improved volumes and pricing on certain commodity products in the oil and gas end market. The increase in revenue was partially offset by a decline in volumes in Asia.

Gross profit increased $43.9 million, or 26.0%, for the fiscal year ended September 30, 2014 compared to the same period in the prior year. This increase in gross profit was primarily due to the elements driving the increased revenues as described above. Additionally, during the fiscal year ended September 30, 2014, we recorded $5.9 million of insurance proceeds related to the Garland facility fire which offset the operating costs incurred to date in connection with this incident. The year-over-year impact associated with the Garland facility fire, including the effect of the recognized recoveries in the current period and the costs incurred in the prior period, is a decrease in operating expenses of approximately $9.6 million. Partially offsetting the increase in gross profit were increased transportation costs resulting from logistics inflation driven by increased demand for drivers and transportation services associated with the growth in the energy industry, and the negative impact of poor weather conditions in certain regions in North America during our second fiscal quarter that resulted in lower customer demand and higher costs. Additionally, gross profit was negatively impacted by non-cash impairment charges of $1.4 million related to the closure of two facilities and the effect of the inventory adjustment to fair value of $1.2 million resulting from the CSD Acquisition.

Performance in the Chemicals line of business was primarily driven by the CSD Acquisition and the Archway Acquisition during the fiscal year ended September 30, 2014. Excluding the acquisitions, volumes increased in the first and fourth fiscal quarters in North America. In Asia, while we saw strong volume increases in the first half of the year, volumes declined throughout the second half of the year resulting in an overall volume decline in Asia for the current fiscal year when compared to the prior period. Overall pricing for the Chemicals line of business, excluding the impact of the CSD Acquisition and the Archway Acquisition, was generally flat throughout the current fiscal year, with the third and fourth fiscal quarters improving.

Plastics

For the fiscal year ended September 30, 2014, sales and operating revenues for the Plastics line of business increased $139.2 million, or 7.1%, compared to the same period in the prior year. The revenue increase was primarily attributable to volume growth in our operations in North America and Asia, despite lower average selling prices in Asia. Gross profit decreased $1.7 million, or 1.1%, for the fiscal year ended September 30, 2014. The decline in our gross profit is driven primarily by our Plastics North America business due to increased transportation costs from logistics services inflation, partially offset by gross profit increases from increased sales volumes and a slightly higher commodity product mix with lower margins as compared to the prior year. The decline in North America gross profit also reflects a $0.3 million non-cash impairment charge related to a facility closure. This overall decline in gross profit was slightly offset by more favorable pricing in our operations in EMEA and slight volume growth, which provided a positive gross profit impact compared to the same period last year in the region.

During the fiscal year ended September 30, 2014, we saw improved pricing throughout the year in our Plastics line of business in EMEA while volume increases in Asia during the first three fiscal quarters were able to offset slightly weaker pricing in that region. The automotive and healthcare end markets continued to perform well throughout the year. Profitability was up in the first quarter of 2014 driven by favorable pricing in EMEA and strong volumes in Asia, while North American gross profit was slightly down in the first quarter as a result of higher commodity mix. The second quarter saw continued favorable price increases in EMEA and growth in North America, though gross profit in North America was negatively impacted by higher transportation costs and poor weather conditions in certain areas of the United States. Favorable pricing continued in EMEA and North America in the third quarter of 2014, though these increases tapered slightly into the fourth fiscal quarter.

Other

For the fiscal year ended September 30, 2014, combined sales and operating revenues for the Other segment increased $3.4 million, or 2.9%, compared to the same period in the prior year. The increase in revenues was primarily driven by new customer acquisitions coupled with a stable pricing environment in our Environmental Services line of business, particularly in the energy market. Gross profit for the Other segment increased $1.4 million, or 5.0%, compared to the same period in the prior year, primarily due to the new customer acquisitions and higher margins on those new customer contracts.

Throughout the year, the Environmental Services business was able to expand its customer base and maintain market-based pricing initiatives, leading to higher gross profit throughout the year.

Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For the Fiscal Year Ended September 30,
(in millions)	2013	2012	$ Change	% Change	2013	2012
Sales and operating revenues	$4,101.4	$3,686.4	$415.0	11.3%	100.0%	100.0%
Cost of sales and operating expenses	3,743.3	3,356.9	(386.4)	(11.5)%	91.3%	91.1%
Gross profit	358.1	329.5	28.6	8.7%	8.7%	8.9%
Selling, general and administrative expenses	294.6	298.5	3.9	1.3%	7.2%	8.1%
Transaction related costs	7.4	6.0	(1.4)	(23.3)%	0.2%	0.2%
Operating income	56.1	25.0	31.1	124.4%	1.4%	0.7%
Other income	1.7	2.1	(0.4)	(19.0)%	*	0.1%
Net interest expense	(57.7)	(45.0)	(12.7)	(28.2)%	(1.4)%	(1.2)%
Income (loss) from continuing operations before income taxes	0.1	(17.9)	18.0	*	*	(0.5)%
Income tax expense	4.7	1.1	(3.6)	(327.3)%	0.1%	*
Net loss from continuing operations	(4.6)	(19.0)	14.4	75.8%	(0.1)%	(0.5)%
Income from discontinued operations, net of tax	13.7	15.4	(1.7)	(11.0)%	0.3%	0.4%
Net income (loss)	$9.1	$(3.6)	$12.7	352.8%	0.2%	(0.1)%

*                          not meaningful

Sales and operating revenues

For the fiscal year ended September 30, 2013, sales and operating revenues were $4,101.4 million compared to $3,686.4 million for the fiscal year ended September 30, 2012, an increase of $415.0 million or 11.3%. The increase in revenues was attributable to the addition of Nexeo Plaschem’s operations, which provided 7.0 percentage points of our revenue growth, combined with significant growth in Plastics volume when compared to equivalent operations in the prior period. During the fiscal year ended September 30, 2013, we saw slight increases in the average selling prices of our products as compared to the same fiscal year ended September 30, 2012 within our Chemicals and Plastics lines of business, with prices varying throughout the year on a quarter to quarter basis.

Cost of sales and operating expenses

Cost of sales and other operating expenses for the fiscal year ended September 30, 2013 were $3,743.3 million compared to $3,356.9 million for the fiscal year ended September 30, 2012, an increase of $386.4 million or 11.5%, primarily as a result of the addition of Nexeo Plaschem’s operations and an increase in volume as mentioned above. Costs of sales and operating expenses include the effect of the inventory adjustment to fair value of $2.9 million resulting from the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem, net charges incurred in connection with Hurricane Sandy and the fire at our Garland facility, which together totaled $6.0 million, and other costs of $1.2 million primarily associated with a non-recurring settlement of a vendor pricing issue in our Plastics line of business.

While the pricing environment is different for each line of business and geography, at the enterprise level for the fiscal year ended September 30, 2013, average selling prices of the products we distribute increased slightly in comparison to the same period of fiscal year 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses were $294.6 million for the fiscal year ended September 30, 2013 compared to $298.5 million for the fiscal year ended September 30, 2012, a decrease of $3.9 million or 1.3%. Results for the fiscal year ended September 30, 2013 include an increase of approximately $8.5 million of selling, general and administrative expenses related to Nexeo Plaschem’s operations. Excluding Nexeo Plaschem’s operations, the decrease in selling, general and administrative expenses of approximately $12.4 million is primarily due to a decrease in TSA-related expenses of $24.4 million as compared to the same period in 2012, which was partially offset by an increase in depreciation and amortization expense of $3.2 million driven by our ERP system placed in service at the beginning of the current fiscal year, an increase in leasing costs of $1.8 million related to our new corporate offices and an increase in staffing costs of $6.9 million. Staffing costs were driven by significant investments made in personnel to enhance our commercial capabilities and to exit the TSA.

Transaction related costs

We incurred $7.4 million in transaction related costs for fiscal year ended September 30, 2013 compared to $6.0 million for the fiscal year ended September 30, 2012, an increase of $1.4 million or 23.3%. The costs for the 2013 period relate primarily to legal and consulting fees incurred in connection with the evaluation of potential transactions, and costs associated with the completion of the acquisition and early assimilation of Beijing Plaschem’s operations.

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

Income tax expense

Income tax expense for the fiscal year ended September 30, 2013 was $4.7 million on pretax income of $0.1 million compared to expense of $1.1 million on a pretax loss of $17.9 million for the fiscal year ended September 30, 2012. Since we are organized as a limited liability company, we are generally not subject to U.S. income taxes, except for a limited number of state and local jurisdictions. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S. state and local jurisdictions. The increase of $3.6 million in income tax expense is largely attributed to increased profits in jurisdictions where we are subject to income tax. The increase in income tax expense includes $1.5 million attributable to the addition of Nexeo Plaschem’s operations.

Income from discontinued operations

Income from discontinued operations, net of tax, for the year ended September 30, 2013 was $13.7 million compared to $15.4 million for the year ended September 30, 2012, a decrease of $1.7 million, or 11.0%. The decrease in income from discontinued operations compared to the same period in the prior year is largely attributed to a decrease in revenues and gross profit driven by lower sales volumes during the fiscal year ended September 30, 2013 due to weakness in the Composites industry.

Segment Analysis

Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Period Over Period Favorable (Unfavorable)		Percentage of Consolidated Sales/Gross Profit For the Periods Fiscal Year Ended September 30,
(Dollars in millions)	2013	2012	$ Change	% Change	2013	2012
Chemicals
Sales and operating revenues	$2,022.8	$1,883.2	$139.6	7.4%	49.3%	51.1%
Gross Profit	$168.8	$165.7	$3.1	1.9%	47.1%	50.3%
Gross Profit %	8.3%	8.8%
Plastics
Sales and operating revenues	$1,962.4	$1,697.9	$264.5	15.6%	47.8%	46.1%
Gross Profit	$161.1	$136.9	$24.2	17.7%	45.0%	41.5%
Gross Profit %	8.2%	8.1%
Other
Sales and operating revenues	$116.2	$105.3	$10.9	10.4%	2.9%	2.8%
Gross Profit	$28.2	$26.9	$1.3	4.8%	7.9%	8.2%
Gross Profit %	24.3%	25.5%
Consolidated
Sales and operating revenues	$4,101.4	$3,686.4	$415.0	11.3%	100.0%	100.0%
Gross Profit	$358.1	$329.5	$28.6	8.7%	100.0%	100.0%
Gross Profit %	8.7%	8.9%

Chemicals

For the fiscal year ended September 30, 2013, sales and operating revenues for the Chemicals line of business increased $139.6 million, or 7.4%, from the fiscal year ended September 30, 2012. The revenue increase was primarily attributable to the addition of Nexeo Plaschem’s operations, which provided 5.5 percentage points of our revenue growth. The remaining revenue increase was attributable to favorable changes in product mix, stemming from turnover business with certain key suppliers of specialty products. Excluding the impact of the addition of Nexeo Plaschem's operations, average selling prices increased with improvements for specialty products, in general, and for certain commodity products. However, the resulting revenue growth was partially offset by a decrease in demand for certain bulk commodity products. Gross profit increased $3.1 million, or 1.9%, primarily due to the addition of Nexeo Plaschem’s operations (net of the effect of the inventory adjustment to fair value of $0.7 million resulting from the acquisition of Beijing Plaschem’s operations), partially offset by net charges incurred in connection with Hurricane Sandy and the fire at our Garland facility, which together totaled $6.0 million during the current period.

During the fiscal year ended September 30, 2013, we saw mixed performance in the Chemicals line of business. The first quarter of fiscal year 2013 saw a decline in both sales and operating revenues as well as gross profit. This was largely driven by a significant decline in bulk commodity shipments, the impacts of Hurricane Sandy in late 2012, the fire at our Garland facility and inventory charges related to the Beijing Plaschem’s operations. The second quarter of fiscal year 2013 saw both sales and operating revenues as well as gross profit increasing, despite additional costs related to the fire at our Garland facility and inventory charges related to the Beijing Plaschem’s operations. Gross profitability recovered with an improved specialty product revenue mix, which typically have higher average selling prices, supplier turnover (new business from key suppliers) and new market-based pricing initiatives. During the third quarter of fiscal year 2013, we continued to see growth in sales and operating revenues; however, gross profitability was again negatively impacted by pricing pressure on most bulk commodity products and, to a lesser extent, certain additional charges stemming from the fire at our Garland facility.

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

Plastics

For the fiscal year ended September 30, 2013, sales and operating revenues for the Plastics line of business increased $264.5 million, or 15.6%, from the same period in the prior year. The revenue increase was partially attributable to the addition of Nexeo Plaschem’s Plastics operations, which provided 8.5 percentages points of our revenue growth. The remaining revenue increase was attributable to stronger demand in both North America and EMEA. This stronger demand was driven by robust demand in key end markets as well as solid execution in our commercial group which resulted in increased market share. Average selling prices increased for the current period compared to the prior period, primarily commodity-driven, when compared to the equivalent operations in the prior period. Despite increased transportation and delivery-related costs during this fiscal year associated with continued high fuel prices, gross profit increased $24.2 million, or 17.7%, for the current fiscal year compared to the same period in the prior year. The increase in gross profit was primarily driven by our North America operations, where we experienced significant growth with key suppliers and growth in the automotive and healthcare end markets. Profitability also improved in North America driven by the effect of our market-based pricing efforts and improved specialty mix. Additionally, Nexeo Plaschem’s operations contributed to the gross profit increase during the fiscal year ended September 30, 2013, net of the effect of the inventory adjustment to fair value of $2.2 million resulting from the acquisition of Beijing Plaschem’s operations. These gross profit increases were partially offset by a $1.0 million non-recurring settlement of a vendor pricing issue in our North American operations during the third quarter.

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

Other

Combined sales and operating revenues for the Other category increased $10.9 million, or 10.4%, for the fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012, primarily due to the addition of Nexeo Plaschem’s operations. The increase in revenue was partially offset by a slight decline in our Environmental Services line of business. Overall, gross profit for the Other category increased $1.3 million, or 4.8%, primarily as a result of Nexeo Plaschem's operations. With regards to our Environmental Services line of business, while the market environment was tepid, gross profits increased slightly as a result of market-price and customer management initiatives.

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

The revolving credit facilities at Nexeo Plaschem are currently supported by letters of credit issued on our ABL Facility. If Nexeo Plaschem is unable to meet its obligations under its credit facilities, the letters of credit could be drawn. If Nexeo Plaschem requires additional funding for its operations that are in excess of its operating cash flows and short term credit line availability, such additional funding will be at the discretion of the Board of Directors of Nexeo Plaschem, which is controlled by us.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, occupancy costs and delivery and transportation costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor tax payments. For the fiscal year ended September 30, 2014, significant non-operating cash use was related to the CSD Acquisition completed in December 2013, the purchases of additional 20% and 10% interests in Nexeo Plaschem completed in March 2014 and July 2014, respectively, and the Archway Acquisition completed in April 2014. We funded the CSD Acquisition purchase price of $96.4 million with cash on hand and approximately $87.0 million of borrowings under the ABL Facility. We funded the purchases of the additional interests in Nexeo Plaschem for approximately $92.2 million with cash on hand and approximately $46.0 million of borrowings under the ABL Facility. We funded the Archway Acquisition purchase price of $128.7 million with cash on hand and approximately $119.0 million of borrowings under our ABL Facility.

On February 21, 2014, we entered into an Incremental Amendment to the Term Loan Facility under which we borrowed $170.0 million in new Term B-3 Loans (as defined in the Incremental Amendment). The net proceeds of $169.2 million were used to repay approximately $125.0 million aggregate principal amount of loans outstanding under the ABL Facility, to pay fees and expenses related to the transactions and for general corporate purposes. The Term B-3 loans will mature on September 9, 2017, will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of their original principal amount (with the balance payable on the final maturity date) and have the same interest rate provisions as previous loans under the Term Loan Facility. See Note 8 to our consolidated financial statements.

Capital expenditures for the fiscal year ended September 30, 2014, excluding acquisitions, were $49.9 million, primarily for additions to our private delivery fleet, facility improvements, and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2015 (excluding acquisitions) to be approximately $36.0 million. These expenditures will be primarily related to fixed asset replacements and betterments as well as IT infrastructure.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. We have made tax distributions to, or on behalf of, our members totaling approximately $0.1 million, $0.1 million and $12.3 million relating to the fiscal years ended September 30, 2014, 2013 and 2012, respectively. In addition, the Company's sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S.

The credit agreement governing our Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with a portion of our annual Excess Cash Flow (as defined in the agreement). There was no Excess Cash Flow with respect of the period commencing October 1, 2013 and ending September 30, 2014. We are also required to make quarterly principal payments under the Term Loan Facility of approximately $1.7 million.

We are required to make semi-annual interest payments on our senior subordinated notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. Interest expense relating to the senior subordinated notes and the Credit Facilities was approximately $52.2 million for the fiscal year ended September 30, 2014. Our ABL Facility currently matures on July 11, 2017, our Term Loan Facility matures on September 9, 2017, and our Notes mature on March 1, 2018. As of September 30, 2014, we were in compliance with the covenants of the Credit Facilities and the Indenture governing the Notes.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, and borrowings available to us under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of September 30, 2014, we had $88.2 million in cash and cash equivalents and $353.1 million of borrowing capacity available under our ABL Facility, net of borrowings and letters of credit. On July 1, 2014, we sold our North American composites operations and received net proceeds of approximately $60.6 million used for general corporate purposes, including repayment of indebtedness under our ABL Facility and reinvestment in the assets of the business. In October 2014, we acquired the remaining 10% equity interest in Nexeo Plaschem for approximately $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. We funded this payment with cash on hand and approximately $18.0 million of borrowings under the ABL Facility. See Note 3 to our consolidated financial statements.

Under our ABL Facility, as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit. As of September 30, 2014, Trigger Event Excess Availability under our ABL Facility was $335.9 million, which was $282.4 million in excess of the $53.4 million threshold that would trigger the foregoing requirements.

Our long-term liquidity needs are primarily related to early principal payments required in certain circumstances under the Term Loan Facility. While there can be no assurance, we anticipate that cash flows from operations will provide for the majority of these long-term liquidity needs. Additionally, we have final maturity debt payments due in 2017 and 2018. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations.

As of September 30, 2014, we had $88.2 million in cash and cash equivalents. Of this amount, $47.2 million was held by foreign subsidiaries outside of the United States. Of the $47.2 million, $39.9 million was denominated in currencies other than the U.S. dollar, primarily in Canadian dollars, Euros and RMB. At September 30, 2014, we had approximately $7.8 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange ("SAFE"). We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

Cash Flows

Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013 and Fiscal Year Ended September 30, 2012

The following table sets forth the major categories of our cash flows for the fiscal years ended September 30, 2014, 2013 and 2012.

	Twelve Months Ended September 30,
(in millions)	2014	2013	2012
Net cash provided by (used in) operating activities from continuing operations	$50.8	$(51.7)	$88.7
Net cash provided by operating activities from discontinued operations	6.7	15.8	23.7
Net cash provided by (used in) operating activities	57.5	(35.9)	112.4

Net cash used in investing activities from continuing operations	(270.0)	(93.4)	(21.7)
Net cash used in (provided by) investing activities from discontinued operations	60.1	(0.5)	(0.1)
Net cash used in investing activities	(209.9)	(93.9)	(21.8)

Net cash provided by financing activities	166.5	71.2	—

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(2.1)	(0.3)
Increase (decrease) in cash and cash equivalents	13.6	(60.7)	90.3
Cash and cash equivalents at beginning of period	74.6	135.3	45.0
Cash and cash equivalents at end of period	$88.2	$74.6	$135.3

Major Categories of Cash Flows

Cash flows from operating activities

Continuing operations

Net cash provided by operating activities from continuing operations for the fiscal year ended September 30, 2014 was $50.8 million. The net loss from continuing operations of $12.2 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $65.8 million, resulted in approximately $53.6 million of cash inflow from continuing operations during the fiscal year ended September 30, 2014. Additionally, cash flow from continuing operations was positively impacted by an increase in accounts payable and other accrued expenses of approximately $44.7 million during the current period. However, we experienced a significant negative impact on cash flow from continuing operations during the period resulting from a net increase in accounts and notes receivable of approximately $31.2 million and a net increase in inventories of approximately $9.9 million. The increase in accounts and notes receivable was driven primarily by timing of collections at period end. Additionally, the increase in accounts and notes receivable reflects the impact of activity related to CSD's and Archway's operations. There have been no significant changes in billing terms or collection processes during the current period. Certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to nine months and these receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled approximately $19.7 million at September 30, 2014. The increase in inventories during the current fiscal year reflects the impact of inventory purchases related to CSD's and Archway's operations. Working capital for the fiscal year ended September 30, 2014 was positively impacted as days payable outstanding increased by approximately two days compared to the fiscal year ended September 30, 2013.

Net cash used in operating activities for continuing operations for the fiscal year ended September 30, 2013 was $51.7 million. The net loss from continuing operations of $4.6 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $50.5 million, provided approximately $45.9 million of cash inflow from continuing operations during the fiscal year ended September 30, 2013. However, cash used in operating activities for continuing operations was primarily attributable to changes in working capital items. We increased our investment in inventory by approximately $19.4 million primarily driven by inventory purchases for Nexeo Plaschem. Additionally, accounts receivable increased by approximately $52.8 million partially driven by the timing of collections at period end. There were no significant changes in our billing terms or collection processes during this period, although, as described above, Nexeo Plaschem has billing terms that allow certain customers to remit payment during a broad range of time. These receivables (approximately $22.0 million at September 30, 2013) were supported by banknotes issued by large banks in China on behalf of these customers. Cash outflow during the period was also attributable to an increase in other current assets of $10.9 million, a reduction in other accrued expenses totaling $3.1 million, and the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem. Working capital for the fiscal year ended September 30, 2013 was adversely impacted as days payable outstanding decreased by approximately four days compared to the fiscal year ended September 30, 2012.

Net cash provided by operating activities from continuing operations for the fiscal year ended September 30, 2012 was $88.7 million. Net loss of $19.0 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt totaling $47.0 million resulted in approximately $28.0 million of cash flows from continuing operations during the period. The remainder of the cash provided by continuing operating activities was primarily attributable to changes in working capital items, including increased collections of receivables of $8.5 million, and an increase in accounts payable and other accrued expenses of $58.4 million. The decrease in accounts receivables is primarily attributable to timing of collections, as there was no significant change in our billing terms or collection processes during this period. Increases in accounts payable and other were largely due to improved working capital management.

Discontinued operations

Net cash provided by operating activities from discontinued operations for the fiscal year ended September 30, 2014 was $6.7 million. The net income of $18.4 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt collectively totaling approximately $1.4 million, and the gain on the sale of our North American composites operations of $14.3 million, resulted in approximately $5.5 million of cash flows from discontinued operations during the period. The remainder of the cash provided by these activities was primarily attributable to changes in working capital items, including a decrease in accounts receivable of approximately $28.4 million and a decrease in accounts payable and other accrued expenses which collectively totaled approximately $26.4 million.

Net cash provided by operating activities from discontinued operations for the fiscal year ended September 30, 2013 was $15.8 million. The net income of $13.7 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling approximately $0.9 million, resulted in approximately $14.6 million of cash flows from discontinued operations during the period. The remainder of the cash provided by these activities was primarily attributable to changes in working capital items, including a decrease in accounts receivable of approximately $9.7 million, a decrease in accounts payable of approximately $8.6 million and a decrease in inventory of approximately $0.6 million.

Net cash provided by operating activities from discontinued operations for the fiscal year ended September 30, 2012 was $23.7 million. The net income of $15.4 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling approximately $1.2 million, resulted in approximately $16.6 million of cash flows from discontinued operations during the period. The remainder of the cash provided by these activities was primarily attributable to changes in working capital items, including an increase in accounts receivable of approximately $3.1 million, an increase in accounts payable of approximately $8.1 million and a decrease in inventory of approximately $2.0 million.

Cash flows from investing activities

Continuing operations

Investing activities used $270.0 million of cash during the fiscal year ended September 30, 2014, primarily due to the closing of the Archway Acquisition for $128.7 million in April 2014, the closing of the CSD Acquisition for $96.4 million in December 2013 and capital expenditures of approximately $49.9 million throughout the period primarily related to additions to our private delivery fleet, facility improvements, and additional information technology investments.

Investing activities used $93.4 million of cash during the fiscal year ended September 30, 2013, primarily due to the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem totaling $57.9 million and capital expenditures of approximately $38.1 million, partially offset by proceeds from the disposal of assets of approximately $2.6 million.

Investing activities used $21.7 million for the fiscal year ended September 30, 2012, primarily related to $22.8 million in capital expenditures for information technology projects as we transitioned out of the information technology services provided by Ashland under the TSA. Capital expenditures were partially offset by proceeds from the disposal of assets of $1.1 million.

Discontinued operations

Net cash provided by investing activities from discontinued operations for the fiscal year ended September 30, 2014 was $60.1 million primarily due to proceeds received from Composites One in connection with the sale of our North American composites operations of $60.6 million.

There was no significant cash impact stemming from investing activities from discontinued operations for the fiscal years ended September 30, 2013 and 2012.

Cash flows from financing activities

Financing activities provided $166.5 million of cash for the fiscal year ended September 30, 2014, primarily as a result of the new term loan proceeds of $169.2 million and net borrowings under the ABL Facility of $102.1 million. Proceeds from borrowings were partially offset by the purchases of additional equity interests in Nexeo Plaschem for approximately $92.2 million, quarterly installments on the Term Loan Facility of $6.3 million and net payments of $4.0 million on short-term lines of credit available to Nexeo Plaschem.

Financing activities provided $71.2 million of cash for the fiscal year ended September 30, 2013, primarily as a result of net borrowings of $171.5 million on the Term Loan Facility and net borrowings of $51.4 million on short-term lines of credit available to Nexeo Plaschem. Proceeds from borrowings were partially offset by net debt repayments on the ABL Facility of approximately $111.6 million, payments on the inventory payable associated with the acquisition of Beijing Plaschem’s operations of $26.9 million, payment of debt issuance costs of $8.0 million and the quarterly installments on the Term Loan Facility of $5.0 million.

Net cash used in financing activities was negligible during the fiscal year ended September 30, 2012. Cash flows from financing activities include proceeds from the sale of membership interests of $51.0 million, which includes a $50.0 million investment from TPG, and proceeds from noncontrolling interest of $10.1 million, partially offset by net reductions in long-term debt of $47.1 million, membership distributions of $12.3 million, repurchases of membership units of $0.4 million and payment of deferred financing costs of $1.3 million.

Contractual Obligations and Commitments

As of September 30, 2014, amounts due under our contractual commitments are as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (a)	$54.4	$748.8	$175.1	$—	$978.3
Estimated interest payments (b)	50.5	99.7	7.3	—	157.5
Operating lease obligations (c)	17.5	24.1	15.2	13.5	70.3
Purchase obligations (d)	5.4	—	—	—	5.4
Management and consulting services obligations (e)	3.0	6.0	6.0	—	15.0
Other short-term and long-term liabilities reflected on the balance sheet (f)	—	—	—	1.2	1.2
Total (g)	$130.8	$878.6	$203.6	$14.7	$1,227.7

(a)
Short-term obligations primarily include (i) the payment of $47.6 million outstanding under credit facilities available to Nexeo Plaschem and (ii) principal installment payments under our Term Loan Facility. Long-term debt obligations include: (i) the payment of our $175.0 million in outstanding principal on the Notes, (ii) the payment of $101.5 million in outstanding principal (as of September 30, 2014) under our ABL Facility, (iii) the payment of $653.9 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.

(b)
Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of September 30, 2014 held constant to maturity.

(c)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(d)
Purchase obligations are primarily related to a purchase obligation for a chemical product in China for the first quarter of fiscal year 2015 and estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal year 2015, although it is not practicable to establish definite completion dates for each employee’s relocation. Purchase obligations also include non-cancellable equipment orders, if any.

(e)
Management and consulting services obligations represent recurring minimum fees paid for services under management and consulting services agreements with certain related parties, including TPG. These related parties are paid management and consulting fees in connection with providing management and strategic consulting services. The management fee is equal to 2.0% of the Adjusted EBITDA, as defined in the management services agreement, less $0.175 million, and has a minimum of $2.825 million per year. The strategic consulting services agreement has an annual fee of $0.175 million per year. The amounts in the table above reflect the minimum annual fees totaling $3.0 million per year for the next five years. See Note 15 to our consolidated financial statements.

(f)	Includes long-term liabilities under certain employee benefit obligations.

(g)
Excludes payment for purchase of the remaining 10% equity interest in Nexeo Plaschem held by the noncontrolling interest shareholders at September 30, 2014. See Note 18 to our consolidated financial statements.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at September 30, 2014.

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

Impairment of Long-lived Assets

Goodwill is tested for impairment annually as of March 31st and whenever events or circumstances indicate that it is more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. Our operating segments are the same as the reporting units used in our goodwill impairment test. Relevant accounting guidance allows the consideration of qualitative factors to determine if it is more likely than not that an impairment of goodwill has occurred. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step process. Under step one, if the fair value of a reporting unit (determined using a market approach if market prices are available, or alternatively, a discounted cash flow model) exceeds its carrying value, goodwill of the reporting unit is not considered impaired. The determination of the fair value of a reporting unit requires the use of estimates about its future operating results, valuation multiples and discount rates. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. As of March 31, 2014, the date of the most recent annual impairment test, the estimated fair value of our Plastics, Chemicals and Environmental Services lines of business exceeded book value by a significant magnitude. The estimated fair value of our Composites line of business, which has since been sold, exceeded book value by over 40%.

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

Under the purchase agreement related to the acquisition of the Distribution Business, Ashland has agreed to retain all known environmental remediation liabilities listed on the schedules to the purchase agreement (the "Retained Specified Remediation Liabilities") and other environmental remediation liabilities arising prior to the closing date of March 31, 2011 for which Ashland receives written notice prior to the fifth anniversary of such closing date (the "Other Retained Remediation Liabilities") (collectively the "Retained Remediation Liabilities"). Ashland’s liability for Retained Remediation Liabilities is not subject to any claim thresholds or deductibles. However, in the event the Company was to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $175 thousand and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant, related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty), are generally limited by an individual claim threshold of $175 thousand, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

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

See Note 12 to our consolidated financial statements.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, products are shipped and title is transferred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Sales are reported net of tax assessed by qualifying governmental authorities. Products are generally shipped via company-owned delivery vehicles or common carrier under our standard shipping terms of Freight on Board ("FOB") destination. For products delivered under our standard shipping terms, title and risk of loss transfer when the product is delivered to the customer’s delivery site. For sales transactions designated FOB shipping point, the customer assumes risk of loss and title transfers at the time of shipment.

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

Business Combinations

In accounting for business combinations, the purchase price paid to acquire a business is allocated to its assets and liabilities based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment and identifiable intangible assets. Estimated fair values assigned to assets acquired could have a significant effect on our results of operations in the future. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for assistance. During fiscal year 2014, we acquired two separate businesses (see Note 3 to our consolidated financial statements). During fiscal year 2013, Nexeo Plaschem completed the acquisition of Beijing Plaschem’s operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our profitability. Although we do not speculate on changes in prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products.  Inventory management practices are focused on managing product price risk by generally purchasing our inventories via our ERP system which helps us forecast customer demand based on historical practices. Global inventory balances can fluctuate based on variations in regional customer demand forecasts. We collaborate directly with customers in all regions to enhance the ongoing accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices significantly reduce our exposure to changes in product selling prices or costs; however, significant unanticipated changes in market conditions or commodity prices could still adversely affect our results of operations and financial condition, as the prices of products we purchase and sell are volatile. In each of the past three fiscal years, polypropylene, a product in our Plastics line of business, accounted for 14.4%, 14.1% and 16.3% of total consolidated net revenue for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. During the fiscal year ending September 30, 2014, one single supplier accounted for approximately 10.8% of our consolidated purchases. Although this supplier serves both our Plastics and Chemicals lines of business, the supplier serves primarily our Plastics line of business.

Credit Risk

We are subject to the risk of loss arising from the credit risks relating to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $19.7 million at September 30, 2014) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty.  At September 30, 2014, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

Interest Rate Risk

Interest rate risks can occur due to changes in market interest rates. This risk results from changes in the fair values of fixed-interest rate financial instruments or from changes in the cash flows of variable-interest rate financial instruments. The optimal structure of variable and fixed interest rates is determined as part of interest rate risk management. It is not possible to simultaneously minimize both kinds of interest rate risk.

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 3.3% for the fiscal year ended September 30, 2014. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5.0% for the fiscal year ended September 30, 2014. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $6.5 million increase in annual interest expense based on the Term Loan Facility balance at September 30, 2014.

Fair Value Measurements

During January 2012, we entered into interest rate swap agreements of varying expiration dates with a combined notional amount of $275.0 million to help manage our exposure to interest rate risk related to our variable interest rate Term Loan Facility (the variable interest rate is subject to a floor of 1.5%). As of September 30, 2014, the notional amount of outstanding interest rate swap agreements was $200.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized.  During the fiscal year ended September 30, 2014, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.7 million, which was recorded in interest expense. During the fiscal year ended September 30, 2014, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.4 million, which was recorded in other comprehensive income. As of September 30, 2014, approximately $0.6 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At September 30, 2014, the estimated fair value of our derivative liabilities was (in millions):

						2020 and	Total fair
Sources of Fair Value	2015	2016	2017	2018	2019	thereafter	value
Interest Rate:

Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.5	0.2	—	—	—	—	0.7
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$0.5	$0.2	$—	$—	$—	$—	$0.7

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

Included in our consolidated results of operations for the fiscal year ended September 30, 2014 is a $1.2 million net loss related to foreign exchange rate fluctuations. During the fiscal year ended September 30, 2014, the most significant currency exposures were to the RMB and the Canadian dollar versus the U.S. dollar, the British pound to the Euro, and the Russian ruble to the Euro.  The average exchange rate for each of these currencies fluctuated to various degrees but such fluctuation did not exceed 8.0% from their respective values at September 30, 2013. Assuming the same directional variation as occurred during fiscal year 2014, a hypothetical 10.0% weakening/strengthening in the value of the RMB and the Canadian dollar relative to the value of the U.S. dollar and the value of the British pound and the Russian ruble relative to the Euro from September 30, 2013 levels, could have generated a net loss/gain of approximately $7.2 million in our consolidated statement of operations for the fiscal year ended September 30, 2014.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors

Nexeo Solutions Holdings, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), members' equity and cash flows present fairly, in all material respects, the financial position of Nexeo Solutions Holdings, LLC and its subsidiaries (the “Company”) at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, Schedule II-Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
December 5, 2014

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(in millions)

	September 30, 2014	September 30, 2013
Current Assets
Cash and cash equivalents	$88.2	$74.6
Accounts and notes receivable (net of allowance for doubtful accounts of $6.3 million and $3.7 million respectively)	636.6	572.0
Inventories	389.9	360.9
Deferred income taxes	1.6	1.2
Other current assets	31.2	30.0
Current assets - discontinued operations	0.7	53.2
Total current assets	1,148.2	1,091.9

Non-Current Assets
Property, plant and equipment, net	224.0	199.9
Goodwill	379.5	206.6
Other intangible assets, net of amortization	127.4	62.9
Deferred income taxes	0.4	0.6
Other assets	26.6	30.4
Non current assets - discontinued operations	—	20.8
Total non-current assets	757.9	521.2
Total Assets	$1,906.1	$1,613.1

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$54.4	$57.0
Accounts payable	443.6	391.7
Accrued expenses and other liabilities	59.0	44.7
Related party payable	2.0	—
Deferred income taxes	4.1	0.1
Income taxes payable	3.6	4.1
Current liabilities - discontinued operations	0.8	27.0
Total current liabilities	567.5	524.6

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	918.4	654.3
Deferred income taxes	84.9	3.4
Employee benefit obligations	2.1	2.0
Other liabilities	7.0	7.3
Non current liabilities - discontinued operations	1.4	0.1
Total non-current liabilities	1,013.8	667.1
Total Liabilities	1,581.3	1,191.7

Commitments and Contingencies (see Note 12)
Redeemable noncontrolling interest	3.3	60.4

Members’ Equity
Series A membership interest	490.5	490.8
Series B membership interest	3.9	3.0
Accumulated deficit	(152.2)	(122.5)
Accumulated other comprehensive loss	(20.7)	(10.3)
Total members’ equity	321.5	361.0
Total Liabilities and Members’ Equity	$1,906.1	$1,613.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(in millions)

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Sales and operating revenues	$4,514.5	$4,101.4	$3,686.4
Cost of sales and operating expenses	4,112.8	3,743.3	3,356.9
Gross profit	401.7	358.1	329.5

Selling, general and administrative expenses	335.8	294.6	298.5
Transaction related costs	12.6	7.4	6.0
Operating income	53.3	56.1	25.0

Other income	5.4	1.7	2.1
Interest income (expense):
Interest income	0.4	0.5	0.4
Interest expense	(64.0)	(58.2)	(45.4)
Income (loss) from continuing operations before income taxes	(4.9)	0.1	(17.9)

Income tax expense	7.3	4.7	1.1

Net loss from continuing operations	(12.2)	(4.6)	(19.0)

Net income from discontinued operations, net of tax	18.4	13.7	15.4

Net income (loss)	6.2	9.1	(3.6)

Net income attributable to noncontrolling interest	(1.3)	(1.7)	—

Net Income (Loss) Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries	$4.9	$7.4	$(3.6)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Net income (loss)	$6.2	$9.1	$(3.6)

Unrealized foreign currency translation gain (loss), net of tax	(11.1)	1.7	(0.4)
Unrealized gain (loss) on interest rate hedges, net of tax	0.4	0.8	(1.9)
Other comprehensive income (loss), net of tax	(10.7)	2.5	(2.3)
Total comprehensive income (loss), net of tax	(4.5)	11.6	(5.9)
Comprehensive income attributable to noncontrolling interest, net of tax	(1.0)	(2.0)	—
Total Comprehensive Income (Loss) Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries, Net of Tax (1)	$(5.5)	$9.6	$(5.9)

(1)    The tax effects for each component presented are not material.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Statement of Members’ Equity
(in millions)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2011	$451.9	$0.4	$(78.1)	$(10.2)	$364.0
Sale of membership units to TPG Accolade and management	51.0	—	—	—	51.0
Member tax distributions	(11.8)	(0.5)	—	—	(12.3)
Repurchase of membership units	(0.4)	—	—	—	(0.4)
Equity based compensation	—	1.8	—	—	1.8
Comprehensive loss:
Net loss	—	—	(3.6)	—	(3.6)
Other comprehensive loss	—	—	—	(2.3)	(2.3)
Balance at September 30, 2012	490.7	1.7	(81.7)	(12.5)	398.2
Sales of membership units to management	0.4	—	—	—	0.4
Member tax distributions	(0.1)	—	—	—	(0.1)
Repurchases of membership units	(0.2)	(0.1)	—	—	(0.3)
Adjustment to contingently redeemable noncontrolling interest	—	—	(48.2)	—	(48.2)
Equity-based compensation	—	1.4	—	—	1.4
Comprehensive loss:
Net income			9.1		9.1
Other comprehensive income	—	—	—	2.5	2.5
Comprehensive income attributable to noncontrolling interest	—	—	(1.7)	(0.3)	(2.0)
Balance at September 30, 2013	490.8	3.0	(122.5)	(10.3)	361.0
Repurchases of membership units	(0.2)	(0.1)	—	—	(0.3)
Member tax distributions	(0.1)	—	—	—	(0.1)
Adjustment to contingently redeemable noncontrolling interest	—	—	(34.6)	—	(34.6)
Equity-based compensation	—	1.0	—	—	1.0
Comprehensive loss:
Net income	—	—	6.2	—	6.2
Other comprehensive loss	—	—	—	(10.7)	(10.7)
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(1.3)	0.3	(1.0)
Balance at September 30, 2014	$490.5	$3.9	$(152.2)	$(20.7)	$321.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Cash flows from operations
Net loss from continuing operations	$(12.2)	$(4.6)	$(19.0)
Adjustments to reconcile to cash flows from operations:
Depreciation, amortization and impairment loss	53.4	38.7	39.4
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	8.2	10.1	6.6
Provision for bad debt	4.2	1.7	1.0
Deferred income taxes	(1.7)	(1.5)	1.9
Equity-based compensation charges	1.0	1.4	1.8
(Gain) loss from sales of property and equipment	(0.4)	(0.7)	0.4
Gain from proceeds of insurance claim	(4.0)	—	—
Foreign currency gain on purchase of additional equity interest in Nexeo Plaschem	(0.5)	—	—
Changes in assets and liabilities:
Accounts and notes receivable	(31.2)	(52.8)	8.5
Inventories	(9.9)	(19.4)	(9.0)
Other current assets	1.3	(10.9)	(7.1)
Accounts payable	32.6	(2.4)	50.6
Related party payable	(1.4)	(10.0)	—
Accrued expenses and other liabilities	12.1	(3.1)	7.8
Changes in other operating assets and liabilities, net	(0.7)	1.8	5.8
Net cash provided by (used in) operating activities from continuing operations	50.8	(51.7)	88.7
Net cash provided by operating activities from discontinued operations	6.7	15.8	23.7
Net cash provided by (used in) operating activities	57.5	(35.9)	112.4
Cash flows from investing activities
Additions to property and equipment	(49.9)	(38.1)	(22.8)
Proceeds from the disposal of property and equipment	1.0	2.6	1.1
Insurance proceeds related to property and equipment	4.0	—	—
Acquisitions	(225.1)	(57.9)	—
Net cash used in investing activities from continuing operations	(270.0)	(93.4)	(21.7)
Net cash provided by (used in) investing activities from discontinued operations	60.1	(0.5)	(0.1)
Net cash used in investing activities	(209.9)	(93.9)	(21.8)
Cash flows from financing activities
Proceeds from sale of membership units	—	0.4	51.0
Repurchases of membership units	(0.3)	(0.3)	(0.4)
Tax distributions associated with membership interests	(0.1)	(0.1)	(12.3)
Payments on short-term obligations associated with the Beijing Plaschem Acquisition	—	(26.9)	—
Purchase of additional noncontrolling equity interest in Nexeo Plaschem	(92.2)	—	—
Cash received from noncontrolling interest	—	—	10.1
Proceeds from short-term debt	68.4	65.6	—
Repayment of short-term debt	(72.4)	(14.2)	—
Proceeds from issuance of long-term debt	1,317.3	903.1	574.9
Repayment of long-term debt	(1,052.4)	(848.4)	(622.0)
Payments of debt issuance costs	(1.8)	(8.0)	(1.3)
Net cash provided by financing activities	166.5	71.2	—
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(2.1)	(0.3)
Increase (decrease) in cash and cash equivalents	13.6	(60.7)	90.3
Cash and cash equivalents at the beginning of the period	74.6	135.3	45.0
Cash and cash equivalents at end of the period	$88.2	$74.6	$135.3
Supplemental disclosure of non-cash investing activities:
Cash paid during the period for interest	$54.0	$46.8	$39.6
Cash paid during the period for taxes	$7.8	$2.9	$2.0
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$3.6	$2.9	$2.2
 The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
(currencies in millions)

1. Organization and Nature of Operations

Nexeo Solutions Holdings, LLC ("Holdings") was formed on November 4, 2010 as a Delaware limited liability company. On March 31, 2011, Holdings purchased the global distribution business (the "Distribution Business") from Ashland, Inc. ("Ashland"), which is referred to as the "Ashland Distribution Acquisition." Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC ("Solutions") and its subsidiaries. Holdings owns the majority of the membership interests of Solutions while the remaining membership interests are owned by Nexeo Solutions Sub Holding Corp. ("Sub Holding"), a wholly-owned subsidiary of Holdings. Holdings and its subsidiaries are collectively referred to as the "Company."

The Company is a global distributor of chemicals products in North America and Asia and plastics products in North America, Europe, the Middle East and Africa ("EMEA") and Asia. The Company also provides arrangement for waste disposal services in North America through its Environmental Services division and supplies certain composites products in Asia. The Company was also a distributor of composites products in North America until July 1, 2014, when these operations were sold. In accordance with applicable accounting guidance, these North American composites operations are reflected as discontinued operations for all periods presented. See Note 3.

The Company connects a network of approximately 1,300 suppliers with a diverse base of approximately 29,000 customers. The Company offers its customers products used in a broad cross section of industrial end markets, including construction, oil and gas, household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare and personal care. The Company distributes approximately 27,000 products through a supply chain consisting of approximately 190 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of approximately 1,000 vehicles, including tractors and trailers, primarily in North America.

The Company currently employs approximately 2,600 employees globally.

2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the sale of the Company's North American composites operations in July 2014. See Note 3.

Additionally, during the first quarter of fiscal year 2014, the Company concluded that $4.4 million in cash additions to property, plant and equipment were misclassified in the statement of cash flows resulting in an overstatement of cash flows used in operating activities and an understatement of cash flows used in investing activities for the fiscal year ended September 30, 2013. The misclassification was driven by incomplete data in the methodology used by the Company for determining the cash paid for additions to property, plant, and equipment. Accordingly, the Company’s consolidated statement of cash flows for the fiscal year ended September 30, 2013 has been adjusted to increase cash additions to property, plant and equipment and decrease changes in accounts payable by $4.4 million. This correction had no impact on the Company’s total cash flows, financial condition or results of operations.

In addition, during the second quarter of fiscal year 2014, the Company determined that certain inventory purchase contracts include provisions for title transfer at the shipping point. As a result, the company should have recognized inventory and corresponding accounts payable relating to in-transit inventory shipments at period end. This caused a misstatement in the balance sheet between current assets and current liabilities and a misstatement in the statement of cash flows between changes in inventory and changes in accounts payable for the fiscal years ended September 30, 2013 and 2012. Accordingly, the Company’s consolidated balance sheet as of September 30, 2013 has been adjusted to increase inventory and accounts payable by $13.3 million. The adjustments did not have an impact on total cash flows provided by or used in operating activities and did not have an impact on the Company’s results of operations.

The Company does not believe that these revisions have a material effect on the Company’s previously reported consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Holdings and its subsidiaries in which it maintains control. Intercompany transactions and balances have been eliminated in consolidation.

On April 1, 2014, the Company acquired 100% of the outstanding shares of Archway, a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals, and substantially all of the assets of JACAAB, a related business of Archway (collectively, the "Archway Acquisition"). Accordingly, the consolidated results of operations for fiscal year 2014 include the results of the acquired operations since that date. See Note 3.

Effective December 1, 2013, the Company acquired 100% of the outstanding shares of CSD, a chemical distribution company and provider of packaged chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight and ST Laboratories, two related businesses of CSD (collectively, the "CSD Acquisition"). Accordingly, the consolidated results of operations for fiscal year 2014 include the results of the acquired operations since that date. See Note 3.

In September 2012, the Company formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd ("Nexeo Plaschem"), with the shareholders of Beijing Plaschem Trading Co., Ltd ("Beijing Plaschem") and on November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations. Accordingly, the consolidated results of operations for fiscal years 2014 and 2013 include the results of the acquired operations since that date. See Note 3.

Use of Estimates, Risks, and Uncertainties

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include the purchase price allocations of recent acquisitions, estimated useful life of long-lived assets, impairments of intangible assets, income taxes, reserves and environmental remediation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Cash and Cash Equivalents

All highly liquid temporary investments with original maturities of three months or less are considered to be cash equivalents.

At September 30, 2014, the Company had $88.2 million in cash and cash equivalents. Of this amount, $47.2 million was held by foreign subsidiaries outside of the United States. Of the $47.2 million, $39.9 million was denominated in currencies other than the U.S. dollar, primarily in Canadian Dollars, Euros and Chinese Renminbi ("RMB"). At September 30, 2014, the Company had approximately $7.8 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange ("SAFE"). The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of discounts and allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company’s accounts receivable in the U.S. and Canada are collateral under its asset based loan facility ("ABL Facility") and the senior secured term loan facility ("Term Loan Facility").

Certain customers of Nexeo Plaschem, are allowed to remit payment during a period of time ranging from 30 days up to nine months. These notes receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, are included in Accounts and Notes Receivable on the Company's consolidated balance sheet and totaled $19.7 million and $22.0 million at September 30, 2014 and 2013, respectively. Additionally, under certain credit arrangements Nexeo Plaschem is a party thereto, these notes receivable may also be pledged as collateral. See Note 8.

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. Each month the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. The allowance for doubtful accounts was $6.3 million and $3.7 million at September 30, 2014 and 2013, respectively. Bad debt expense, a component of selling, general and administrative expenses, totaled $4.2 million, $1.7 million and $1.0 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Inventories

Inventories are carried at the lower of cost or market and are stated at cost using the weighted average cost method. The Company’s inventories in the U.S. and Canada are collateral under the ABL Facility and the Term Loan Facility.

Goodwill and Intangibles

The Company had goodwill of $379.5 million and $206.6 million at September 30, 2014 and 2013, respectively, resulting from the Ashland Distribution Acquisition, the Nexeo Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values were determined after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

The Company had other intangible assets (net of amortization) of $127.4 million and $62.9 million at September 30, 2014 and 2013, respectively. The Company’s other intangible assets at September 30, 2014 and 2013 consisted of leasehold improvements intangibles, customer-related intangibles, supplier-related intangibles, non-compete agreements and trademarks and trade names. Leasehold improvements are amortized over the lives of the associated lease agreements, the non-compete agreements are amortized over 3 to 5 years, the customer and supplier intangibles are amortized over 5 to 14 years, and the trademarks and trade names are amortized over 2 to 6 years.

Property, Plant and Equipment

Property, plant and equipment are depreciated by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property, plant and equipment is as follows:

Estimated Useful Lives (years)
Plants and buildings	5-35
Machinery and equipment	3-25
Software and computer equipment	3-10

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

Property, Plant and Equipment and Other Intangible Assets. Property, plant and equipment and other intangible assets are tested for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. Included in depreciation expense for the year ended September 30, 2014 is an impairment loss of $1.8 million, related to the closure of two facilities in the U.S. The facilities do not meet the held-for-sale classification and therefore remain classified as held and used and are included in the carrying value of property, plant and equipment in the Company’s consolidated balance sheet.

Debt Issuance Costs

Costs associated with debt financing activities are recorded as debt issuance costs, which are included in other non-current assets and are being amortized as interest expense over the contractual lives of the related credit facilities.

The unamortized balance of debt issuance costs was $21.9 million and $26.9 million at September 30, 2014 and 2013, respectively. During fiscal years 2014 and 2013, the Company’s debt agreements were amended on several occasions. In connection with these amendments, the Company incurred debt issuance costs of $1.8 million and $8.0 million in fiscal years 2014 and 2013, respectively, and wrote-off $1.8 million of unamortized debt issuance costs (recorded in interest expense) in fiscal year 2013 (see Note 8). Amortization of debt issuance costs recorded in interest expense, including the above write-off, was $8.2 million, $8.4 million and $6.1 million for the years ended September 30, 2014, 2013 and 2012, respectively.

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

Derivative Instruments

The Company uses interest rate swaps to manage its exposure to interest rate risk related to its variable rate debt instruments and designates them as cash flow hedges. These instruments are recorded at fair value and the associated cash flows are classified in operating activities with the underlying transactions. The effective portion of changes in fair value in the Company’s interest rate swaps is recognized in other comprehensive income ("OCI") and is reclassified to net income when the underlying interest expense is recognized in net income. Any ineffective portion is recognized in interest income (expense) as it occurs. For a discontinued cash flow hedge, prospective changes in the fair value of the derivative are recognized in net income. The accumulated gain or loss recognized in OCI at the time a hedge is discontinued remains in OCI until the original hedged transaction occurs. However, if it is determined that the likelihood of the original hedged transaction occurring is no longer probable, the entire accumulated gain or loss recognized in OCI is immediately reclassified into net income.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem due to the short-term maturity of those instruments. The carrying values of the Company’s ABL Facility and Term Loan Facility approximate fair value due to the variable rate of interest paid. The estimated fair value of the Company’s long-term, senior subordinated notes is based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs.

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

Supplier Rebates

Each year, the Company enters into agreements with many of its key suppliers for inventory purchase rebates, or supplier rebates, upon achievement of specified volume purchasing levels. Supplier rebates are recorded as a reduction of inventory costs and accrued as part of cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. Supplier rebates totaled $11.1 million, $12.7 million and $11.1 million for the years ended September 30, 2014, 2013 and 2012, respectively. At September 30, 2014 and 2013, supplier rebates due to the Company were $3.7 million and $3.3 million, respectively. These receivables are included in accounts and notes receivable.

Shipping and Handling

All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in cost of sales.

Expense Recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expenses include sales and marketing costs, advertising, research and development, customer support, environmental remediation and administrative costs. Because products and services are generally sold without any extended warranties, liabilities for product warranties are not significant. Advertising costs and research and development costs are expensed as incurred, and are reported as a component of selling, general and administrative expenses. Advertising expenses were $2.4 million, $2.4 million and $1.2 million for the years ended September 30, 2014, 2013 and 2012, respectively. There were no research and development expenses incurred during any of the periods presented.

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

The Company is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, the Company is not subject to U.S. income taxes. Accordingly, the members report their share of the Company’s taxable income on their respective U.S. federal tax returns. Net earnings for financial statement purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors. The Company is required to make quarterly distributions to members to fund their tax obligations, if any, attributable to the Company’s taxable income. In some jurisdictions, the Company makes such distributions in the form of tax payments paid directly to the taxing authority on behalf of its members. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Recent Accounting Pronouncements Not Yet Adopted

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") 2013-4, Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements. It will require the Company to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. ASU 2013-4 also will require the Company to disclose important information related to those obligations. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. Early adoption is permitted. This standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is in the process of evaluating the provisions of the ASU but currently does not expect it to have a material effect on the Company's financial position or results of operations.

3. Acquisitions and Divestitures

Sale of Composites Operations in North America

On July 1, 2014, the Company sold its North American Composites operations to Composites One LLC, a Rhode Island limited liability company ("Composites One" or the "Composites Sale"), including inventory and existing supplier and customer relationships, and received net proceeds of approximately $60.6 million which were used for general corporate purposes, including the repayment of debt under the ABL Facility and reinvestment in the assets of the business. In connection with the completion of the Composites Sale, the Company's dedicated North American composites commercial employees joined Composites One. The Company has retained any liabilities from claims alleging product liability for dates prior to the close of the transaction. As part of the Composites sale, the Company and Composites One entered into a transition services agreement pursuant to which the Company provided, for a fee, certain operating and administrative services to Composites One for a period of 90 days following the closing of the transaction. The transition services agreement ended September 30, 2014. Fees received related to this agreement totaled approximately $4.2 million and represent reimbursements of the Company's expenses incurred in order to provide the agreed upon services to Composites One.

Under the terms of the ABL Facility, the Company may be required to repay debt with the proceeds received upon a sale of assets if the sale causes excess availability, as defined for both the U.S. and Canadian borrowers, to fall below certain thresholds. As the excess availability after the Composites Sale was significantly above the required thresholds, this requirement was not applicable. Under the terms of the Term Loan Facility, the Company may repay debt with the proceeds received upon a sale of assets or it may elect to reinvest such proceeds in assets useful for its business within 12 months following the sale transaction. The Company elected to reinvest the proceeds from the Composites Sale in assets useful for its business. Although the Company was not required to repay debt as a result of the Composites Sale, the Company used a portion of the net proceeds received to repay $48.0 million of borrowings outstanding under the ABL Facility.

The Composites Sale allows the Company to focus on key strategic priorities within the Plastics, Chemicals and Environmental Services lines of business.

Gain on Sale

The Composites Sale closed on July 1, 2014. The Company recorded a gain on the Composites Sale of approximately $14.3 million, including a tax effect of approximately $1.2 million, which was reflected in the Company's operating results related to discontinued operations in the fourth quarter of fiscal year 2014.

Discontinued Operations

As of July 1, 2014, the North American composites operations met the criteria for discontinued operation in accordance with U.S. GAAP. As a result, the assets and liabilities of the Company's North American composites operations have been reflected as assets and liabilities related to discontinued operations for all periods presented herein in the Company's consolidated balance sheets as follows:

	September 30, 2014	September 30, 2013
Accounts receivable	$0.5	$29.4
Inventories	—	23.3
Other current assets	0.2	0.5
Property and equipment, net	—	1.2
Goodwill and intangible assets	—	19.6
Other non-current assets	—	—
Assets - discontinued operations	$0.7	$74.0

Trade payables	$0.5	$25.0
Accrued expenses and other liabilities	0.3	2.0
Non-current deferred tax liability	1.3	—
Other non-current liabilities	0.1	0.1
Liabilities - discontinued operations	$2.2	$27.1

Additionally, the operating results and cash flows related to the North American composites operations have been reflected as discontinued operations in the Company's consolidated statements of operations, consolidated statements of cash flows and consolidated statements of other comprehensive income/loss for the periods presented.

Components of amounts reflected in the Company's consolidated statements of operations related to discontinued operations are presented in the following table for the fiscal years ended September 30, 2014, 2013 and 2012.

	Year Ended September 30,
	2014	2013	2012
Sales and operating revenues	$195.8	$298.7	$328.2
Pretax income from discontinued operations	19.8	14.6	16.6
Income tax	1.4	0.9	1.2
Net income from discontinued operations, net of tax	18.4	13.7	15.4

Archway Sales, Inc.

On April 1, 2014, Sub Holding acquired 100% of the outstanding shares of Archway Sales, Inc., a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals ("Archway"), and substantially all of the assets of JACAAB, LLC, a Missouri limited liability company, a related business of Archway ("JACAAB" and collectively, the "Archway Acquisition"). After consideration of the final working capital adjustment, the final purchase price for the Archway Acquisition, was $128.7 million. Pursuant to the purchase agreement, $12.5 million of the purchase price may remain in escrow for a period of up to two years and relates to certain indemnification obligations under the purchase agreement. The escrow will be released in accordance with the terms of the purchase agreement. The Archway Acquisition was funded with approximately $10.0 million of cash on hand and approximately $119.0 million of borrowings under the Company's asset-based loan facility (the "ABL Facility"). Following the Archway Acquisition, Archway was converted to a limited liability company. There is no contingent consideration related to the Archway Acquisition.

The Archway Acquisition was accounted for under the acquisition method, which required the Company to perform an allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. The following table summarizes the Company’s preliminary allocation of the net purchase price to assets acquired and liabilities assumed at the acquisition date:

Preliminary Purchase Price Allocation
Accounts receivable	$21.5
Inventory	16.4
Other current assets	2.3
Deferred tax asset - current	1.9
Property and equipment	1.3
Customer-related intangible	11.0
Vendor-related intangible	17.0
Trade name	1.9
Non-compete agreements	3.3
Goodwill	116.8
Total assets acquired	193.4

Accounts payable	9.3
Other current liabilities	4.1
Deferred tax liability — current	1.3
Deferred tax liability — non-current	50.0
Total liabilities assumed	64.7

Net assets acquired	$128.7

The purchase price for the Archway Acquisition was subject to a final working capital adjustment, which was finalized on or about August 1, 2014. Additionally, in September 2014, certain adjustments were made to revise previously recognized deferred tax liabilities associated with the transaction. The net impact to goodwill during the fourth quarter of fiscal year ended September 30, 2014 associated with these adjustments was a decrease of $6.1 million.

The purchase price allocation above is preliminary as the Company has not yet completed the fair value assessments for certain contingent liabilities assumed and tax impacts associated with the transaction. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed may change the amount of the purchase price allocable to goodwill and any such changes that are material to the Company’s consolidated financial results will be adjusted retroactively.

Transaction costs associated with the Archway Acquisition are included in Transaction related costs in the Company's consolidated statement of operations and totaled $4.3 million and $0.1 million during the fiscal years ended September 30, 2014 and 2013, respectively. Transaction costs incurred in 2014 include a success fee of $2.5 million paid to TPG (see Note 15). There were no transaction costs associated with the Archway Acquisition during the fiscal year ended September 30, 2012.

A summary and description of the assets and liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts Receivable

Accounts receivable consist of receivables related to the customers of the acquired business, as well as various other miscellaneous receivables. The accounts receivable and other miscellaneous receivables did not have a fair value adjustment as part of acquisition accounting because their carrying value approximated fair value.

Inventory

Inventory consists primarily of finished products to be distributed to the Company’s customers. The value of the inventory acquired did not have a fair value adjustment as part of acquisition accounting because its carrying value approximated fair value.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets, arising from synergies expected as a result of the Archway Acquisition and the deferred tax impact of the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis that was generated as a result of the Archway Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Of the total amount of goodwill recognized, the Company expects approximately $17.9 million to be deductible for tax purposes.

Accounts Payable

Accounts payable represent short-term obligations owed to the vendors of the acquired business, which were assumed in the Archway Acquisition. These obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Current Liabilities, Including Related Party Payable

Other current liabilities represent primarily accrued expenses, including a $3.4 million payable to the sellers of Archway-related to certain tax refund receivables. Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. Accrued expenses did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

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

Impact of the Archway Acquisition on the Company’s Consolidated Financial Information

For the fiscal year ended September 30, 2014, the Company’s consolidated sales and operating revenues and net income include $88.2 million and $3.1 million, respectively, related to the operations of the acquired business since the closing date of the Archway Acquisition.

Chemical Specialists and Development, Inc.

Effective December 1, 2013, Sub Holding acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. ("CSD"), a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas. On the same date, Solutions acquired substantially all of the assets of STX Freight Company ("STX Freight") and ST Laboratories Group, LLC ("ST Laboratories"), two related businesses of CSD. The acquisition of CSD’s outstanding shares and substantially all the assets of STX Freight and ST Laboratories is referred to, collectively, as the "CSD Acquisition." The Company paid an aggregate purchase price of $96.4 million for the CSD Acquisition. Of the purchase price, $10.0 million may remain in escrow for a period of up to three years and relates to certain indemnification obligations under the purchase agreement. The escrow will be reduced and released in accordance with the terms of the purchase agreement. The acquisition was financed with $10.0 million of cash on hand and approximately $87.0 million of borrowings under the ABL Facility. Following the CSD Acquisition, CSD and each of its subsidiaries were converted to limited liability companies. There is no contingent consideration related to the CSD Acquisition.

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

The following table summarizes the Company’s preliminary allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

Preliminary Purchase Price Allocation
Accounts receivable	$24.7
Inventory	9.2
Other current assets	1.1
Property, plant and equipment	14.7
Customer-related intangible	36.0
Trademarks and trade names	3.5
Non-compete agreements	5.1
Other non-current assets	0.4
Goodwill	59.1
Total assets acquired	153.8

Accounts payable	16.8
Other current liabilities	2.3
Deferred tax liability — current	0.5
Other non-current liabilities	0.5
Deferred tax liability — non-current	37.3
Total liabilities assumed	57.4

Net assets acquired	$96.4

The purchase price allocation above is preliminary as the Company has not yet completed the fair value assessment for the tax impact associated with the transaction. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed may change the amount of the purchase price allocable to goodwill and any such changes that are material to the Company’s consolidated financial results will be adjusted retroactively.

Transaction costs associated with the CSD Acquisition are included in Transaction related costs in the consolidated statement of operations and totaled $6.4 million and $1.9 million during the years ended September 30, 2014 and 2013, respectively. Transaction costs incurred in 2014 include a success fee of $2.0 million paid to TPG (see Note 15). There were no transaction costs associated with the CSD Acquisition during the fiscal year ended September 30, 2012.

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

Property, Plant and Equipment

Property, plant and equipment consist of owned locations in the United States ("U.S."), in Texas and Louisiana, including operating facilities, warehouse facilities and office buildings. The fair value of buildings and land improvements was determined using the cost approach, and the fair value of land was determined using the sales comparison approach.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets, arising from synergies expected as a result of the CSD Acquisition and the deferred tax impact of the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis that was generated as a result of the CSD Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Of the total amount of goodwill recognized, the Company expects $10.0 million to be deductible for tax purposes.

Accounts Payable

Accounts payable represent short-term obligations owed to the vendors of the acquired businesses, which were assumed in the CSD Acquisition. These accounts payable and short-term obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

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

Impact of the CSD Acquisition on the Company’s Consolidated Financial Information

For the year ended September 30, 2014, the Company’s consolidated sales and operating revenues and net income includes $134.0 million and $4.7 million, respectively, related to the estimated results of operations of the acquired business for the ten-month period since the closing date of the CSD Acquisition. The Company and CSD shared certain customers and sold similar products. Beginning on July 1, 2014, the operations, sales force and other personnel of CSD were fully integrated into the Company’s operations and ERP systems. The fiscal year ended September 30, 2014 includes a $1.2 million charge related to the inventory adjustment to fair value recorded during the first quarter of fiscal year 2014. The charge related to the inventory fair value adjustment is recorded in Cost of sales and operating expenses in the consolidated statement of operations.

China Operations

In September 2012, the Company formed a joint venture, Nexeo Plaschem with the shareholders of Beijing Plaschem and initially owned 60% of the joint venture. In March 2014, the Company completed the purchase of a 20% additional equity interest for an aggregate cash amount of approximately RMB 343.2 million (approximately $55.9 million). Additionally, in July 2014, the Company completed the purchase of an additional 10% equity interest for a cash amount of approximately RMB 225.0 million (approximately $36.3 million), bringing the Company's total ownership of Nexeo Plaschem to 90% as of September 30, 2014.

From the formation of Nexeo Plaschem and through September 30, 2014, the Company has consolidated 100% of the operations of Nexeo Plaschem and reflected the percentage it does not yet own as of the applicable reporting date as a contingently redeemable noncontrolling interest, classified as mezzanine equity (temporary equity) in the consolidated balance sheet.

The income generated or loss incurred by Nexeo Plaschem during all periods has been allocated to the Company and to the noncontrolling interest based on each party’s applicable ownership percentage during each respective period. Nexeo Plaschem is not a guarantor of the senior subordinated notes issued by Solutions and Nexeo Solutions Finance Corporation (the "Co-Issuer," and together with Solutions, the "Issuers"), the ABL Facility or the Term Loan Facility.

Nexeo Plaschem’s Acquisition of Beijing Plaschem

On November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations, including inventory and existing supplier and customer relationships (the "Beijing Plaschem Acquisition"). The aggregate purchase price for the Beijing Plaschem Acquisition was as follows:

Cash	$57.9
Inventory payable to sellers of Beijing Plaschem(1)	26.0
Purchase price	$83.9

(1)	The obligation was non-interest bearing, denominated in RMB and was paid in full during the fiscal year ended September 30, 2013.

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

Contingently Redeemable Noncontrolling Interest

During February 2014, the noncontrolling interest shareholders exercised their right to sell to the Company half of their initial 40% equity interest in Nexeo Plaschem for approximately RMB 343.2 million. The transaction closed on March 14, 2014 for approximately $55.9 million including the effect of foreign currency exchange fluctuations since the exercise date. The payment was funded with cash on hand and approximately $16.0 million of borrowings under the ABL Facility.

During June 2014, the noncontrolling interest shareholders exercised their right to sell to the Company an additional 10% ownership interest in Nexeo Plaschem for RMB 225.0 million. The transaction closed in July 2014 for $36.3 million, including the impact of foreign currency exchange fluctuations since the exercise date. The payment was funded with cash on hand and approximately $30.0 million of borrowings under the ABL Facility.

At September 30, 2014 and pursuant to Nexeo Plaschem arrangement, the Company had the opportunity, and in certain situations, the obligation, if certain conditions were met, to acquire the remaining 10% of Nexeo Plaschem from the noncontrolling shareholders of Nexeo Plaschem for cash of up to approximately RMB 175.0 million (approximately $28.5 million at September 30, 2014) plus an interest component which varied depending on when certain conditions were met. A portion of the applicable purchase price for the remaining 10% equity interest was based on Nexeo Plaschem’s performance for calendar year 2014. The exercise of this right and obligation was outside of the control of the Company, resulting in the noncontrolling interest being considered contingently redeemable and thus presented in mezzanine equity in the consolidated balance sheet.

Nexeo Plaschem’s contingently redeemable noncontrolling interest was initially recorded at historical value and has been increased or decreased based on earnings or losses of Nexeo Plaschem allocable to the noncontrolling interest (referred to as "historical value"). In addition, the carrying value of the contingently redeemable noncontrolling interest was increased to estimated redemption value at each reporting date (as if that date was also the redemption date) if such redemption value is higher than the carrying value and if it was probable that the rights and obligations to acquire up to the remaining equity interest of Nexeo Plaschem would be exercised.  Any adjustments to the redemption value were recorded in accumulated deficit. The Company periodically evaluated the probability of exercise of such rights and obligations based on the likelihood of completion of specific conditions precedent to exercise. At September 30, 2014, the Company determined that it was probable that certain rights and obligations will be exercised to acquire the remaining 10% interest in Nexeo Plaschem. At September 30, 2014, the noncontrolling interest is stated at an amount equal to historical value decreased by the Company's purchases of additional equity interest in Nexeo Plaschem, as the estimated redemption value was lower than this amount.

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the years ended September 30, 2014 and 2013:

	Year Ended September 30, 2014	Year Ended September 30, 2013
Beginning balance	$60.4	$10.2
Total comprehensive income attributable to noncontrolling interest	1.0	2.0
Adjustment to noncontrolling interest / redemption value adjustment (1)	34.6	48.2
Exercise of selling rights by noncontrolling shareholders	(92.7)	—
Ending balance	$3.3	$60.4

 (1)         Includes the adjustment to reflect the noncontrolling interest at the higher of a) historical value, decreased by the Company's purchases of additional equity interest in Nexeo Plaschem, or b) the estimated redemption value at period end.

Purchase of Remaining Noncontrolling Interest

In October 2014, the Company entered into an agreement with the noncontrolling shareholders of Nexeo Plaschem that modified the timing and certain terms of the arrangement related to the purchase of the remaining 10% equity interest in Nexeo Plaschem. As part of this modification, the Company agreed to acquire the last 10% interest of Nexeo Plaschem from the noncontrolling shareholders for a price of approximately RMB 209.4 million (approximately $34.3 million) including the interest component, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. As part of the amendment, the noncontrolling shareholders agreed to immediately terminate their employment with Nexeo Plaschem and to effect the successful transfer of the business to the Company. The Company also entered into consulting agreements with the noncontrolling shareholders for the provision of certain transition services. The Company funded this payment with cash on hand and approximately $18.0 million of borrowings under the ABL Facility.

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the Archway Acquisition and the CSD Acquisition as if they had occurred as of the beginning of the prior fiscal year, or October 1, 2012.  In addition, the unaudited consolidated pro forma results include the effects of the Beijing Plaschem Acquisition as if it had occurred as of October 1, 2011. The unaudited consolidated pro forma results reflect certain adjustments related to these acquisitions, primarily the amortization expense associated with estimates for the acquired intangible assets and any inventory adjustments to fair value.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been completed on the date indicated.

	Year Ended September 30,
	2014	2013	2012
Sales and operating revenues	$4,634.4	$4,519.0	$3,892.4
Operating income	68.0	79.1	44.9
Net income (loss) from continuing operations	1.0	13.6	(6.3)
Net income	19.4	27.3	9.1
Net income attributable to Nexeo Solutions LLC and subsidiaries	18.1	24.2	4.0

4. Inventories

Inventories at September 30, 2014 and 2013 consisted of the following:

	September 30, 2014	September 30, 2013
Finished products	$385.9	$358.7
Supplies	4.0	2.2
Total	$389.9	$360.9

The Company’s inventory in the U.S. and Canada is collateral under the ABL Facility and Term Loan Facility.

5. Property, Plant and Equipment

Property, plant and equipment at September 30, 2014 and 2013 consisted of the following:

	September 30, 2014	September 30, 2013
Land	$42.8	$40.5
Plants and buildings	74.1	66.4
Machinery and equipment	137.5	109.5
Software and computer equipment	62.3	44.5
Construction in progress	16.3	12.2
Total	333.0	273.1
Less accumulated depreciation	(109.0)	(73.2)
Property, plant and equipment, net	$224.0	$199.9

Total depreciation expense on property, plant and equipment was $40.1 million, $31.8 million and $33.1 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Included in depreciation expense for the fiscal year ended September 30, 2014 is an impairment loss of $1.8 million, related to the closure of two facilities in the U.S. The facilities do not meet the classification for held-for-sale; accordingly, they remain classified as held and used and are included in the carrying value of property, plant and equipment in the Company’s consolidated balance sheet.

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the years ended September 30, 2014 and 2013 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2012	$80.0	$61.0	$12.5	$153.5
Acquisition of Beijing Plaschem’s operations	12.7	37.9	—	50.6
Foreign currency translation	0.3	2.2	—	2.5

Balance at September 30, 2013	93.0	101.1	12.5	206.6
CSD Acquisition	59.1	—	—	59.1
Archway Acquisition	116.8	—	—	116.8
Foreign currency translation	(0.1)	(2.9)	—	(3.0)

Balance at September 30, 2014	$268.8	$98.2	$12.5	$379.5

The purchase price allocations for the CSD Acquisition and the Archway Acquisition are preliminary as the fair value assessments have not been finalized. Any changes in the estimated fair values of the assets acquired and liabilities assumed in the acquisitions may change the amount of the purchase price allocable to goodwill. See Note 3.

Annual Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment for the Company. As of March 31, 2014, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired. The Company evaluated and concluded no events or changes in circumstances have occurred since the performance of the March 31, 2014 test through September 30, 2014, which would have required an impairment test.

Other Intangible Assets

Definite-lived intangible assets at September 30, 2014 and 2013 consisted of the following:

		September 30, 2014			September 30, 2013
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5-14	$121.5	$(22.9)	$98.6	$74.5	$(13.3)	$61.2
Supplier-related intangible	10	17.0	(0.8)	16.2	—	—	—
Leasehold interest intangible	1-20	2.3	(1.4)	0.9	2.5	(1.4)	1.1
Non-compete agreements(2)	3-5	10.0	(2.8)	7.2	1.4	(1.2)	0.2
Other(3)	2-6	6.2	(1.7)	4.5	0.8	(0.4)	0.4
Total		$157.0	$(29.6)	$127.4	$79.2	$(16.3)	$62.9

1)
Includes net carrying amounts of $51.8 million, $3.4 million, $33.0 million and $10.4 million at September 30, 2014 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition (see Note 3), respectively. Includes net carrying amounts of $56.6 million and $4.6 million at September 30, 2013 associated with the Ashland Distribution Acquisition and Beijing Plaschem Acquisition, respectively.

2)
In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-compete agreement. In connection with CSD and Archway acquisitions, former officers agreed to five year non-compete agreements.

3)
Represents trademarks and trade names associated with the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition. As of September 30, 2014, net carrying amounts include $0.1 million, $3.0 million and $1.4 million related to the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

Amortization expense recognized on intangible assets was $13.3 million, $6.9 million and $6.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Expected amortization expense for the years ending September 30, 2015 through 2019 is $15.7 million, $15.2 million, $14.7 million, $13.8 million, and $12.4 million, respectively.

7. Other Non-Current Assets

Other non-current assets at September 30, 2014 and 2013 consisted of the following:

	September 30, 2014	September 30, 2013
Debt issuance cost, net	$21.9	$26.9
Other	4.7	3.5
Total	$26.6	$30.4

8. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at September 30, 2014 and 2013 are summarized below:

	September 30, 2014	September 30, 2013
Short-term borrowings under line of credit agreements available to Nexeo Plaschem	$47.6	$52.0
Current portion of long-term debt and capital lease obligations	6.8	5.0
Total short-term borrowings and current portion of long term debt and capital lease obligations, net	$54.4	$57.0

Long-term debt outstanding at September 30, 2014 and 2013 is summarized below:

	September 30, 2014	September 30, 2013
ABL Facility	$101.5	$—
Term Loan Facility	653.9	490.1
8.375% Senior Subordinated Notes	175.0	175.0
Capital lease obligations	0.3	0.2
Total long-term debt	930.7	665.3
Less: unamortized debt discount (1)	(5.5)	(6.0)
Less: current portion of long-term debt and capital lease obligations	(6.8)	(5.0)
Long-term debt and capital lease obligations, less current portion, net	$918.4	$654.3

(1) At September 30, 2014 and 2013, respectively, includes $2.9 million and $2.9 million of unamortized debt discount related to the Term Loan Facility. The remainder of the unamortized debt discount, relates to the Senior Subordinated Notes. Debt discount is amortized to interest expense over the life of the respective instruments using the effective interest rate method.

Nexeo Plaschem’s Short-Term Borrowings

During October 2012, Nexeo Plaschem entered into a line of credit agreement which is used to fund its working capital requirements. The current borrowing limit is approximately $23.8 million. The line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount and bears interest at either LIBOR plus 2.8% or 105% of the People’s Bank of China’s ("PBOC") base rate. The weighted average interest rate was 3.6% at September 30, 2014. At September 30, 2014, the outstanding balance under this line of credit was approximately $21.5 million and remaining availability was approximately $2.3 million. At September 30, 2013, the outstanding balance and the weighted average interest rate under the line of credit were $23.8 million and 4.6%, respectively. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a second line of credit agreement which is also used to fund its working capital requirements. The current borrowing limit is RMB 150.0 million, or approximately $24.4 million. The line of credit agreement is secured by a standby letter of credit drawn on the ABL Facility covering 100% of the facility's borrowing limit amount, and bears interest at the applicable PBOC base rate, depending on the length of time for which a specific amount is borrowed. The weighted average interest rate was 6.2% at September 30, 2014. At September 30, 2014, the outstanding balance under this line of credit was approximately $23.4 million and approximately $0.7 million related to letters of credit and bankers’ acceptance letters had been issued to suppliers under the line of credit, leaving approximately $0.3 million of remaining availability. At September 30, 2013, the outstanding balance and the weighted average interest rate under the line of credit were $28.0 million and 5.8%, respectively. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

During the third quarter of fiscal year 2014, Nexeo Plaschem entered into an arrangement through which Nexeo Plaschem makes borrowings on a short-term basis, usually six months, by using its line of credit with the bank or by pledging the proceeds of its notes receivable. The borrowings originated from this arrangement are also used to fund Nexeo Plaschem's working capital requirements. The weighted average interest rate was 3.6% at September 30, 2014. At September 30, 2014, the outstanding borrowings under this arrangement totaled approximately $2.7 million, which are secured in full by pledged proceeds from certain of its notes receivable. In addition, approximately $2.5 million of notes receivable are pledged under this arrangement in exchange for bankers acceptance bills issued to suppliers.

During the fourth quarter of fiscal year 2014, Nexeo Plaschem entered into an arrangement whereby Nexeo Plaschem is able to pledge proceeds from its notes receivable in exchange for bankers acceptance bills issued to suppliers. At September 30, 2014, there were no outstanding borrowings and Nexeo Plaschem had pledged approximately $2.9 million of notes receivable under this arrangement.

Asset Based Loan Facility

The ABL Facility provides for revolving credit financing including a U.S. tranche of up to $500.0 million (the "U.S. Tranche") and a Canadian tranche (the "Canadian Tranche") of up to U.S. dollar equivalent $40.0 million. The ABL Facility is unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holding. Additionally, Solutions, Holdings, Sub Holding Archway and CSD (including its subsidiaries) are also co-borrowers under the US Tranche of the ABL Facility on a joint and several basis, and Nexeo Solutions Canada Corporation is the borrower under the Canadian Tranche. There are certain covenants restricting the ability of Holdings and Sub Holding to engage in certain business activities, including the ability of Holdings and Sub Holding to own equity interests of entities acquired in connection with investments permitted under the Amended ABL Credit Agreement (so long as, as soon as practicable, after any such investment, Holdings and Sub Holding contribute all the equity interests so acquired, or substantially all the assets of the entity so acquired, in such investment to Solutions) and to incur obligations, make other investments and engage in certain other activities related to the foregoing.

Obligations under the ABL Facility are also secured by a first-priority lien on inventory and accounts receivable held by Solutions, Holdings, Sub Holding, Archway and CSD (including its subsidiaries) for the US Tranche and Nexeo Solutions Canada Corporation for the Canada Tranche (approximately $779.8 million in aggregate as of September 30, 2014). The ABL Facility currently matures on July 11, 2017.

The ABL Facility includes a letter of credit sub-facility, which permits up to $200.0 million of letters of credit under the U.S. Tranche and up to the U.S. dollar equivalent $10.0 million of letters of credit under the Canadian Tranche. An amount to be agreed upon of letters of credit under the U.S. Tranche may also be denominated in euros or other currencies. Provided no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million (less the U.S. dollar equivalent of any increase in CDN commitments) with respect to the U.S. Tranche and U.S. dollar equivalent $10.0 million with respect to the Canadian Tranche (in the aggregate not to exceed US dollar equivalent $700.0 million) subject to certain rights of the administrative agent with respect to the lenders providing commitments for such increases. In addition, the Company may also establish one or more foreign facilities under the Amended ABL Credit Agreement in an aggregate principal amount not to exceed U.S. dollar equivalent $60.0 million.

The amount of available credit changes every month, depending on the amount of eligible receivable and inventory the Company has available to serve as collateral. In general, the facility is limited to the lesser of (i) the aggregate commitment and (ii) the sum of (a) 85% of eligible accounts receivable, as defined, and (b) 85% of the orderly liquidation of the eligible inventory. Available credit for each tranche is calculated separately, and the borrowing base components are subject to customary reserves and eligibility criteria. At September 30, 2014 and 2013, availability under the U.S. and Canadian Tranches was $353.1 million and $419.3 million, respectively.

Borrowings under the ABL Facility bear interest, at Holdings, Sub Holding, Solutions and Nexeo Solutions Canada Corporation's option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.50% and 1.00% pursuant to a grid based on average excess availability) or a London interbank offered rate or Canadian BA rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.50% and 2.00% pursuant to a grid based on average excess availability). In addition to paying interest on outstanding principal under the ABL Facility, Solutions and Nexeo Solutions Canada Corporation are required to pay a commitment fee, in respect of the unutilized commitments under the ABL Facility, which commitment fee ranges from 0.25% to 0.50% per annum and will be determined based on average utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). Solutions and Nexeo Solutions Canada Corporation are also required to pay customary letter of credit fees. The weighted average interest rate on borrowings under the ABL Facility was 3.3% and 3.4% at September 30, 2014 and 2013, respectively.

The ABL Facility requires that if the excess availability as defined for both the U.S. and Canadian borrowers is less than the greater of the U.S. dollar equivalent of (i) $35.0 million and (ii) 10.0% of the lesser of (x) the aggregate commitments under the ABL and (y) the then applicable combined borrowing base, Solutions shall comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00. In addition, the ABL Facility contains negative covenants that restrict the ability of Holdings, Sub Holding and certain of Solutions’ subsidiaries, from, among other things, incurring additional debt, granting liens, entering into guarantees, entering into certain mergers, making certain loans and investments, disposing of assets, prepaying certain debt, declaring dividends, accounting changes, transactions with affiliates, modifying certain material agreements or organizational documents relating to, or changing the business it conducts. In addition, the Company is subject to limitations on its ability to engage in actions other than those of a holding company.

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

At September 30, 2014 and 2013, the Company had U.S. dollar equivalent of $79.6 million and $83.6 million, respectively, in outstanding letters of credit under the ABL Facility. As of September 30, 2014, the Company was in compliance with the covenants of the ABL Facility.

The Amended ABL Credit Agreement permits the incurrence of additional incremental indebtedness under the Amended and Restated Term Loan Facility in an aggregate principal not to exceed the amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0.

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

Amended and Restated Term Loan Facility

In connection with the Ashland Distribution Acquisition, Solutions closed on the Term Loan Facility that provided debt financing in an aggregate principal amount of $325.0 million. In October 2012 and February 2014, the Company amended certain terms of the Term Loan Facility and borrowed an additional $175.0 million and $170.0 million, respectively (see below).

The Term Loan Facility is fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holding. Additionally, Holdings and Sub Holding are also co-borrowers under the Term Loan Facility. In addition to the $670.0 million, the Company has the right to request additional tranches of term loans in an aggregate principal amount of up to $150.0 million plus an additional amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the Amended and Restated Term Loan Credit Agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0. Availability of such additional tranches of term loans will be subject to the absence of any default, and among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the Term Loan Facility bear interest at the borrowers option at either (a) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.5%, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its "prime rate," (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.5%. The interest rate for the Term Loan Facility was 5.0% at September 30, 2014 and 2013.

The Term Loan Facility will mature on September 9, 2017 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loans, with the balance payable on the final maturity date, subject to the amend and extend provisions applicable under the Amended and Restated Term Loan Credit Agreement. Additionally, the Term Loan Facility agreement requires the Company to make early principal payments on an annual basis, commencing with the fiscal year ended September 30, 2013, if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. The Company generally has the right to prepay loans in whole or in-part, without incurring any penalties for early payment. The Company will not be required to make an early principal payment for the fiscal year ended September 30, 2014.

The Term Loan Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its capital stock or redeem, repurchase or retire its capital stock or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including capital stock of its subsidiaries, alter the business it conducts, consolidate or merge, incur liens and engage in sale-leaseback transactions. The credit agreement governing the Term Loan Facility does not require Solutions to comply with any financial maintenance covenants and contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. As of September 30, 2014, the Company was in compliance with the covenants of the Term Loan Facility.

The Term Loan Facility also permits Holdings and its restricted subsidiaries to (a) enter into certain receivables financing arrangements and (b) modify the respective covenants restricting the ability of Holdings and Sub Holding to engage in certain business activities to permit Holdings and Sub Holding (1) to own equity interests of entities acquired in connection with investments permitted, as applicable, so long as, in each case, as soon as practicable after any such investment, Holdings and Sub Holding contribute all of the equity interests so acquired, or substantially all of the assets of the entity so acquired, in such investment to Solutions, and (2) to incur obligations, make other investments and engage in certain other activities related to the foregoing.

Incremental Amendment to Amended and Restated Term Loan Credit Agreement

On February 21, 2014, Solutions entered into an Incremental Amendment to Amended and Restated Credit Agreement (the "Incremental Amendment"), among Solutions, Holdings, Sub Holding, the subsidiary guarantors party thereto, the additional lender party thereto and Bank of America, N.A., as administrative agent and collateral agent, which amended the Term Loan Facility (as previously amended and as further amended by the Incremental Amendment, the "Amended Term Loan Credit Agreement").

The Incremental Amendment provides for, among other things, new Term B-3 Loans (as defined in the Incremental Amendment) in an aggregate principal amount of $170.0 million, which were fully drawn by Solutions, Holdings and Sub Holding (collectively, the "Borrowers"), on a joint and several basis, on February 21, 2014, in addition to (i) the existing Term B-2 Loans (as defined in the Amended Term Loan Credit Agreement) which were drawn by Solutions in an aggregate principal amount of $175.0 million on October 16, 2012, and (ii) the existing Term B-1 Loans (as defined in the Amended Term Loan Credit Agreement), which were drawn by Solutions in an aggregate principal amount of $325.0 million on March 31, 2011.

The Company received net proceeds of $169.2 million, net of discount of $0.1 million, from the Term B-3 Loans which were used to repay approximately $125.0 million aggregate principal amount of loans outstanding under the ABL Facility on February 21, 2014, to pay fees and expenses related to the transactions and for general corporate purposes.

The interest rate provisions for the Term B-3 Loans are the same as for the Term B-1 Loans and the Term B-2 Loans.  The Term B-3 Loans bear interest at a rate per annum equal to, at the Borrower’s option, either (a) a London interbank offered rate ("LIBOR") determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.5%, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its "prime rate," (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.5%.

Consistent with the Term B-2 Loans and Term B-1 Loans, the Term B-3 Loans will mature on September 9, 2017 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-3 Loans, with the balance payable on the final maturity date, subject to the amend and extend provisions applicable under the Term Loan Facility.

Solutions may voluntarily prepay outstanding Term B-1 Loans and outstanding Term B-2 Loans, and the Borrowers may voluntarily prepay outstanding Term B-3 Loans, without premium or penalty, other than customary "breakage" costs with respect to Eurodollar loans and, with respect to the Term B-3 Loans only, a 1.0% premium on the outstanding amount of any Term B-3 Loans prepaid or refinanced in connection with certain repricing transactions occurring on or prior to February 21, 2015.

The amendment was accounted for as a modification in accordance with U.S. GAAP. Fees paid to the lenders in connection with the amendment totaled approximately $1.8 million and were recorded as debt issuance costs to be amortized as interest expense over the remaining term of the Term Loan Facility. There was no gain or loss recognized related to this modification.

8.375% Senior Subordinated Notes

In connection with the Ashland Distribution Acquisition, in March 2011, Solutions and its wholly owned subsidiary, Nexeo Solutions Finance Corporation (the "Co-Issuer," and together with Solution, the "Issuers"), closed a placement of $175.0 million in aggregate principal amount of notes (the "Notes"). The Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holding. The Notes are general unsecured, subordinated obligations of the Issuers and mature on March 1, 2018. Interest on the Notes is paid semi-annually in arrears and accrues at the rate of 8.375% per annum. On or after March 1, 2014, the Issuers may redeem all, or from time-to-time, a part of the Notes at redemption prices (expressed as a percentage of principal amount) ranging from 104.2% to 100.0% plus accrued and unpaid interest on the Notes. Prior to March 1, 2014, the Issuers may on any one or more occasions redeem up to 35.0% of the original principal amount of the Notes using the proceeds of certain equity offerings at a redemption price equal to 108.4% of the aggregate principal amount thereof, plus any accrued and unpaid interest. In addition, prior to March 1, 2014, the Issuers may redeem all or part of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus a make-whole premium and accrued and unpaid interest.

In June 2012, the Issuers completed the exchange of the outstanding principal amount of the senior subordinated notes with new notes registered under the Securities Act with 100% of the outstanding principle amount of notes being tendered for exchange. The terms of the new notes are identical to the terms of the old notes that were issued in March 2011, except that the new notes are now registered under the Securities Act and do not contain restrictions on transfer, registration rights or provisions for additional interest.

The notes restrict the Company’s ability to incur indebtedness outside of the ABL Facility and Term Loan Facility, unless the consolidated fixed charge coverage ratio is at least 2:1 or other financial and operational requirements are met. Additionally, the terms of the Notes restrict the Company’s ability to make certain payments to affiliated entities. As of September 30, 2014, the Company was in compliance with the covenants of the Notes.

The Company received net proceeds on the Notes of $170.6 million, net of discount of $4.4 million. The discount is being amortized to interest expense over the life of the Notes using the effective interest rate method.

In connection with a merger of the Company or Sub Holding into, or a sale of substantially all of the assets of the Company or Sub Holding to, the Issuer or a Subsidiary Guarantor (as defined in the Indenture), the Issuer or any Subsidiary Guarantor will not be required to (i) assume the obligations of the Company or Sub Holding or (ii) succeed to, and be substituted for, the Company or Sub Holding under the Indenture and any guarantee by any Guarantor of the Issuer’s obligations under the Indenture and the Notes.

On December 4, 2013, and in connection with the purchase of 100% of the outstanding shares of Chemical Specialists and Development, Inc. ("CSD"), CSD and its subsidiaries became guarantors under the Indenture.

On April 4, 2014, and in connection with the Archway Acquisition, Archway became a guarantor under the Indenture.

Debt obligations—the following table sets forth future principal payment obligations at September 30, 2014:

Maturities of long-term debt
2015	$54.4
2016	6.8
2017	742.0
2018	175.1
2019	—
Thereafter	—

Total	$978.3

9. Derivatives

In January 2012, the Company entered into four interest rate swap agreements of varying expiration dates with a combined notional amount of $275.0 million to help manage the Company’s exposure to interest rate risk related to its variable rate Term Loan Facility. As of September 30, 2014, the notional amount of outstanding interest rate swap agreements was $200.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

During the fiscal years ended September 30, 2014, 2013 and 2012, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $0.7 million, $0.8 million and $0.7 million, respectively, which were recorded in interest expense. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company recorded unrealized gains (losses) on the interest rate swaps (net of reclassifications into income) of $0.4 million, $0.8 million and $(1.9) million, respectively, which were recorded in other comprehensive income/loss. At September 30, 2014, approximately $0.6 million in unrealized losses are expected to be realized within the next twelve months.

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

The Company’s financial instruments recorded at fair value on a recurring basis relate solely to its interest rate swaps. At September 30, 2014, the Company recorded $0.5 million in Accrued expenses and other liabilities and $0.2 million in Other non-current liabilities in the consolidated balance sheet related to these instruments. At September 30, 2013, the Company recorded $0.7 million in Accrued expenses and other liabilities and $0.4 million in Other non-current liabilities in the consolidated balance sheet related to these instruments.

During the years ended September 30, 2014 and 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem approximate fair value due to the short-term maturity of those instruments.

The carrying values of borrowings outstanding under the ABL Facility and the Term Loan Facility approximate fair value at September 30, 2014 and 2013, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the long-term senior subordinated notes was approximately $174.4 million and $172.6 million at September 30, 2014 and 2013, respectively, including accrued interest of $1.2 million and $1.1 million, respectively. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the fiscal year ended September 30, 2014, the Company recorded non-recurring fair value measurements related to the Archway Acquisition and the CSD Acquisition. See Note 3. These fair value measurements were classified as Level 3 within the fair value hierarchy.

11. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan ("401(k) Plan"). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4.0%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years, and over twenty-one years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. A version of the 401(k) Plan is also available for qualifying employees of the Company in our foreign subsidiaries. The Company contributed a total of $12.5 million, $11.7 million and $11.9 million to the defined contribution plans in the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Of the above contributions to the plans, $8.3 million, $7.6 million and $7.3 million, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan ("Equity Plan"). The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. With respect to units issued to certain officers and employees, 50% of the Series B units vest 20% annually over a five year period ("Time-Based Units"), and 50% of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods ("Performance-Based Units"). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization ("EBITDA") target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Upon the occurrence of a liquidity event during the term of the Performance-Based Units in which TPG Accolade, L.P. ("TPG Accolade") realizes a return based upon cash received (including dividends) divided by aggregate purchase price that is equal to or greater than 3.0x all Performance-Based Units automatically vest, as long as the employee remains employed by the Company. Furthermore, upon a termination of employment within 24 months of a change of control, all outstanding and unvested Performance-Based Units automatically vest, as long as the employee remains employed by the Company at the time of the event. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series B units previously granted to officers and employees eligible to participate in the Company’s Equity Plan. The repurchase price per unit is the difference between the established threshold value at the time of redemption and the threshold value at the time of the grant.

The fair value of the Series B units granted during the fiscal years 2014, 2013 and 2012 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of (1) expected term of three to six years, (2) expected price volatility of 39.6% to 60.7%, (3) a risk-free interest rate of 0.7% to 1.1% and (4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The Company recognized compensation expense associated with Time-Based Units of $1.1 million, $1.4 million and $1.8 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. There was no compensation expense recognized during the fiscal years ended September 30, 2014, 2013 and 2012 related to Performance-Based Units, as the Company did not meet the pre-established EBITDA target. Expenses related to the Equity Plan are recorded as a component of selling, general and administrative expenses.

The following table summarizes Equity Plan activity during the years ended September 30, 2014, and 2013:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2012	26,855,455	$0.33
Granted	11,812,423	$0.32
Forfeited/Cancelled	(3,440,000)	$0.32
Outstanding at September 30, 2013	35,227,878	$0.32
Granted	3,449,890	$0.27
Forfeited/Cancelled	(5,579,000)	$0.29
Outstanding at September 30, 2014	33,098,768	$0.29

During the fiscal year ended September 30, 2014, the Company repurchased 378,000 unregistered Series B units in connection with the termination of employment for certain officers and employees eligible to participate in the Company’s Equity Plan, for $0.1 million. During the fiscal year ended September 30, 2013 the Company repurchased 816,000 unregistered Series B units in connection with the termination of employment for certain officers and employees eligible to participate in the Company’s Equity Plan, for $0.1 million, of which approximately half was paid in the fiscal year ending September 30, 2014. Repurchases are reflected as canceled units in the table above. There were no repurchases of unregistered Series B units during the fiscal year ended September 30, 2012.

The following table summarizes the non-vested Equity Plan units during the years ended September 30, 2014 and 2013:

	Units	Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2012	21,009,455	$0.32
Granted	11,812,423	$0.32
Vested	(3,303,637)	$0.33
Forfeited	(2,840,000)	$0.32
Nonvested units at September 30, 2013	26,678,241	$0.32
Granted	3,449,890	$0.27
Vested	(3,406,416)	$0.32
Forfeited	(5,201,000)	$0.28
Nonvested units at September 30, 2014	21,520,715	$0.28

During the year fiscal ended September 30, 2014, a total of 3,406,416 Series B Units vested, which had a total fair value of $1.1 million. During the fiscal year ended September 30, 2013, Series B units vested totaled 3,303,637, respectively, which had a total fair value of approximately $1.1 million. During the fiscal year ended September 30, 2012, a total of 6,282,000 Series B units vested , which had a total fair value of approximately $2.0 million. No Series B units vested in 2011. Total unrecognized compensation cost related to the Series B units was $1.9 million at September 30, 2014, to be recognized over the next five years.

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

12. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $23.6 million, $20.9 million and $18.2 million for the years ended September 30, 2014, 2013, and 2012 respectively.

Future minimum non-cancellable rental payments at September 30, 2014 are as follows:

2015	$17.5
2016	14.1
2017	10.0
2018	8.2
2019	7.0
Thereafter	13.5

Total	$70.3

Environmental Remediation

Due to the nature of its business, the Company is subject to various laws and regulations pertaining to the environment and to the manufacture, sale, transportation and disposal of chemicals and hazardous materials. These laws pertain to, among other things, air and water, the management of solid and hazardous wastes, transportation, and human health and safety.

Ashland has agreed to retain all known environmental remediation liabilities listed on the schedules to the purchase agreement (the "Retained Specified Remediation Liabilities") and other environmental remediation liabilities arising prior to the closing date of March 31, 2011 for which Ashland receives written notice prior to the fifth anniversary of such closing date (the "Other Retained Remediation Liabilities") (collectively the "Retained Remediation Liabilities"). Ashland’s liability for Retained Remediation Liabilities is not subject to any claim thresholds or deductibles. However, in the event the Company were to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $0.2 million and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant, related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty), are generally limited by an individual claim threshold of $0.2 million, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

In July 2014, Ashland filed a lawsuit styled and numbered Ashland, Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that the Company is obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the purchase agreement for the Ashland Distribution Acquisition. Ashland further alleges that the Company has breached duties related to that purchase agreement by not having so indemnified Ashland to date with respect to environmental remediation costs Ashland incurred pertaining to sites at which Ashland disposed of chemicals prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs, and attorney’s fees. The Company disagrees with Ashland’s construction of the purchase agreement and is vigorously defending the lawsuit.

As a result, the Company does not currently have any environmental or remediation reserves for matters covered by the Ashland Distribution Acquisition agreement. However, if the Company was to incur expenses related to the Other Retained Remediation Liabilities, the Company would be responsible for the first $5.0 million in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland.  In addition, if any Retained Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to take an appropriate environmental or remediation reserve. The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination, the extent of required remediation efforts, the choice of remediation methodology, availability of insurance coverage and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

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

Other Contingencies

In November 2012, a facility owned by the Company in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service the Chemicals line of business. There were no injuries to personnel as a result of the fire and all other buildings at the location were functioning as normal shortly thereafter. Losses incurred by the Company associated with the fire have been primarily related to additional operating costs associated with servicing our customers, property damage and environmental remediation. The Company continues to utilize other locations to service its Chemicals customers in the region, but has not experienced an adverse impact on business continuity as a result of the fire. For the fiscal years ended September 30, 2014 and 2013, the Company recorded approximately $1.4 million and $5.8 million, respectively, in gross losses in connection with this event, included in operating expenses in the Company's consolidated statement of operations. Additionally, during the fiscal years ended September 30, 2014 and 2013, the Company recognized total insurance proceeds of $9.9 million and $0.7 million, respectively, of which $5.9 million and $0.7 million respectively, are included in operating expenses in the Company's consolidated statement of operations. Proceeds received during fiscal year 2014 include a final settlement of claims for insurance recoveries associated with this incident. The final settlement was in excess of net cumulative costs incurred through the settlement date and resulted in a gain of $4.0 million recorded in other income in the consolidated statement of operations.

Subsequent to the fire incident, the Garland facility was inspected by representatives of the U.S. Environmental Protection Agency ("EPA") who advised the Company that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling and storage requirements imposed under the Garland facility’s Resource Conservation and Recovery Act ("RCRA") permit. The EPA and the Company entered into negotiations which resulted in a Consent Agreement and Final Order ("CAFO") that included the payment of a $0.4 million fine and certain changes in facility operations. The CAFO constitutes final resolution of this matter and did not have a material adverse effect on the Company's results of operations.

In June 2014, the Company self-disclosed to the California Department of Toxic Substance Control ("DTSC") that a recent inventory of its Fairfield facility had revealed potential violations of RCRA and the California Health and Safety Code. Although no formal proceeding has been initiated, the Company expects the DTSC to seek payment of fines or other penalties for non-compliance. The Company does not expect the amount of any such fine or other penalty to have a material adverse effect on its business, financial position or results of operations.

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

The following table summarizes the Series A activity from September 30, 2011, through September 30, 2014:

Series A Membership Units
Balance September 30, 2011	451,950,000
Unregistered units sold to TPG Accolade ("Sponsor Units")	45,454,545
Unregistered units sold to management	1,160,910
Repurchase of membership units	(425,000)
Balance September 30, 2012	498,140,455
Unregistered units sold to management	190,908
Repurchase of membership units	(170,000)
Balance September 30, 2013	498,161,363
Unregistered units sold to management	19,231
Repurchase of membership units	(102,728)
Balance September 30, 2014	498,077,866

During the fiscal year ended September 30, 2014, pursuant to a subscription agreement dated November 14, 2013, between the Company and a member of management, this person subscribed to purchase a total of 19,231 Series A units. The Company received a cash payment of less than $0.1 million in connection with this subscribed purchase.

During the fiscal year ended September 30, 2013 and pursuant to various Subscription Agreements with Holdings and certain members of management, those persons subscribed to purchase 190,908 Series A Units. The Company received cash payments of $0.2 million in connection with these subscribed purchases.

On September 7, 2012, the Company issued 45,454,545 Series A units to TPG Accolade in exchange for a $50.0 million investment. The Company partially funded its equity contribution and intercompany loans to Nexeo Plaschem with this investment.

During the fiscal year ended September 30, 2012 and pursuant to various Subscription Agreements with Holdings and certain members of management, those persons subscribed to purchase 1,160,910 Series A Units. The Company received cash payments of $1.0 million in connection with these subscribed purchases.

During the fiscal years ended September 30, 2014, 2013 and 2012, the Company repurchased 102,728, 170,000 and 425,000 unregistered Series A units, respectively, in connection with the termination of employment for certain members of management, for $0.2 million $0.2 million and $0.4 million, respectively.

In accordance with the terms of Holdings’ amended and restated limited liability company agreement, the Company is required to make quarterly distributions to its members (or directly to a taxing authority on behalf of its members) in amounts equal to the estimated tax liability attributable to each member’s proportionate share of the Company’s taxable income. Such distributions are subject to the availability of funds, as determined by the Board of Directors. Holdings made tax distributions totaling less than $0.1 million during the year ended September 30, 2014, and distributions of $0.1 million and $12.3 million during the years ended September 30, 2013 and 2012, respectively.

14. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. The Company has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries. As of September 30, 2014, management intends to indefinitely reinvest such earnings, which amount to approximately $9.5 million. Management estimates a net tax impact of approximately $0.6 million if these earnings were repatriated.

As discussed in Note 1, Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. The Company’s sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

 The details for provision for income taxes are as follows:

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Current tax expense:
United States	$3.3	$0.2	$0.1
International	5.7	6.0	(0.9)
Total current expense	9.0	6.2	(0.8)
Deferred tax expense:
United States	(1.7)	0.1	0.5
International	—	(1.6)	1.4
Total deferred expense (benefit)	(1.7)	(1.5)	1.9
Total income tax	$7.3	$4.7	$1.1

Temporary differences that result in significant deferred tax assets and liabilities are as follows:

	September 30, 2014	September 30, 2013
Deferred Tax Assets
Foreign and state operating losses	$2.2	$2.3
Unrealized gains/losses	—	—
Fixed assets and intangibles	1.0	1.0
Compensation and other accruals	0.8	1.3
Other items	1.5	0.8
Valuation allowance	(2.5)	(2.8)
Total deferred tax assets	$3.0	$2.6
Deferred Tax Liabilities
Intangibles	$33.7	$4.0
Other items	56.3	0.3
Total deferred tax liabilities	$90.0	$4.3

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

The U.S. and international components of income from operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follows:

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Income (loss) before income taxes
United States	$(25.2)	$(13.0)	$(15.6)
International	20.3	13.1	(2.3)
	$(4.9)	$0.1	$(17.9)
U.S. statutory rate	0.0%	0.0%	0.0%
Income taxes computed at U.S. statutory rate	$—	$—	$—
Income tax expense (benefit) computed resulting from:
State and federal income taxes	0.2	0.3	0.3
Net impact of foreign results	4.7	2.9	(1.3)
Non-US withholding taxes	0.4	0.6	—
Permanent differences and other items	1.3	0.4	0.1
Impact of change in effective tax rate on deferred taxes	—	—	0.2
True-up to prior year taxes	1.0	0.6	0.1
Other	0.1	—	0.1
Valuation allowance	(0.4)	(0.1)	1.6
Income tax expense	$7.3	$4.7	$1.1

As of September 30, 2014, the Company had gross cumulative foreign loss carryforwards of $9.5 million, which related primarily to its foreign subsidiaries. These loss carryforwards expire at various times. For example, loss carryforwards for Italy expire after five years. However, loss carryforwards in France, United Kingdom, Ireland, Denmark, Sweden, Norway, Singapore, and Luxembourg do not expire. Based on historical performance, the Company believes that it is more likely than not that taxable income in future years will allow the Company to utilize the carryforwards that have not had a valuation allowance placed against them.

At September 30, 2014 and 2013, the valuation allowance was $2.5 million and $2.8 million, respectively. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at September 30, 2014, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

Uncertain Tax Positions

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured as the amount of benefit that has a greater than 50% likelihood of being realized. Differences between the amount of tax benefits taken or expected to be taken in the income tax returns and the amount of tax benefits recognized in the financial statements represent the Company’s unrecognized income tax benefits, which are recorded as a liability.

During the second quarter of fiscal year 2014, the Company completed its evaluation of income tax-related uncertainties associated with the CSD Acquisition, determined that the recognition threshold was met and recorded an initial reserve of approximately $0.5 million. The ultimate outcome of certain of these uncertainties is covered by indemnification provisions under the purchase agreement. Accordingly, the Company has recognized indemnification assets in connection with the recognition of certain of these income tax-related uncertainties. The indemnification assets are included in Other non-current assets in the consolidated balance sheet and represent the reimbursement the Company reasonably expects to receive from funds currently held in escrow pursuant to the purchase agreement.

The Company has not yet completed its evaluation of income tax-related uncertainties associated with the Archway Acquisition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below:

Balance at September 30, 2013	$—
Increases related to positions taken on items from prior years	0.5
Decreases related to positions taken on items from prior years	—
Increases related to positions taken in the current year	—
Lapse of statute of limitations	(0.1)
Settlement of uncertain tax positions with tax authorities	—
Balance at September 30, 2014	$0.4

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during the year ended September 30, 2014. No interest and penalties were recognized during the year ended September 30, 2013. As of September 30, 2014, the Company had $0.4 million related to uncertain tax positions, including related accrued interest and penalties. As of September 30, 2013, the Company had no uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. Within the U.S., the Company is subject to federal and state income tax examination by tax authorities for periods after March 2011. With respect to countries outside of the U.S., with certain exceptions, the Company’s foreign subsidiaries are subject to income tax audits for years after 2010.

15. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, "TPG") pursuant to which it provides the Company with ongoing management, advisory and consulting services. Under the terms of the agreement and through December 31, 2013, TPG received a quarterly management fee equal to 2% of the Company’s "Adjusted EBITDA" (as defined in the agreement) for the previous quarter, subject to a minimum annual fee of $3.0 million. Effective January 1, 2014, the quarterly management fee to TPG is equal to 2% of the Company’s "Adjusted EBITDA" (as defined in the agreement) less $0.175 million, subject to a revised minimum annual amount of $2.825 million. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company recorded management fees of approximately $3.3 million, $3.4 million and $3.2 million, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's consolidated statement of operations.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company recorded consulting fees to TPG of approximately $1.4 million, $1.5 million, and $3.1 million, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's consolidated statement of operations.

The Company currently participates in TPG’s leveraged procurement program. While the Company is no longer subject to a fee for participation in this program, the Company paid TPG a fee to participate in this program during fiscal years 2013 and 2012. During the fiscal years ended September 30, 2013 and 2012, the Company recorded fees of approximately $0.1 million, and $0.2 million, respectively, related to this program. The fee was calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were recorded in Selling, general and administrative expenses.

The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the first quarter of fiscal year 2013, the Company paid TPG a one-time aggregate transaction fee of $10.0 million in connection with the closing of the Beijing Plaschem Acquisition, which was recorded in Transaction related costs in the consolidated statement of operations during the period from November 4, 2010 (inception) to September 30, 2011. During the fiscal year 2014 and in connection with the closing of the CSD Acquisition and the Archway Acquisition, the Company recorded and paid TPG one-time aggregate transaction fees of $2.0 million, and $2.5 million, respectively, which are included in Transaction related costs in the Company's consolidated statement of operations.

The Company’s sales to TPG related entities for the fiscal years ended September 30, 2014, 2013 and 2012 were approximately $17.5 million, $18.7 million and $11.8 million respectively. There were no purchases from TPG related entities for the fiscal years ended September 30, 2014, 2013 and 2012.  Prior period information includes sales to or purchases from entities that became related to TPG subsequent to September 30, 2013. At September 30, 2014 and 2013, TPG entities owed the Company approximately $3.7 million and $2.5 million, respectively, included in Accounts and notes receivable in the Company's consolidated balance sheet.

Effective January 1, 2014, under the terms of a consulting services agreement, the Company agreed to pay an annual fee of $0.175 million to Steven B. Schwarzwaelder, a member of the Company’s Board of Directors, for strategic consulting services. The company recorded fees of approximately $0.1 million for the fiscal year ended September 30, 2014 related to this agreement. These fees are recorded in Selling, general and administrative expenses in the Company's consolidated statement of operations.

In connection with the CSD Acquisition, the Company assumed a truck and lease service agreement ("Ryder Truck Lease") with Ryder Truck Rental, Inc. ("Ryder"). In addition, the Company engaged a company affiliated with Ryder for logistics advisory services. John Williford, a member of the Company’s Board of Directors, is the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers. Payments to Ryder and affiliated companies, inclusive of advisory services fees, reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, were approximately $0.4 million for the fiscal year ended September 30, 2014. These costs are recorded in Cost of sales and operating expenses in the Company's consolidated statement of operations.

In connection with the Archway Acquisition, the Company recorded a payable to former shareholders of Archway totaling $3.4 million related to certain tax refund receivables. Approximately $1.4 million of this amount was paid during the fourth quarter of fiscal year 2014. Additionally, during the fourth quarter of fiscal year 2014, the Company paid approximately $1.7 million to the former shareholders of Archway in connection with the completion of the final working capital adjustment for the Archway Acquisition. At September 30, 2014, the Company owed approximately $2.0 million to the former shareholders, which is included in Related party payable in the Company's consolidated balance sheet.

16. Segment and Geographic Data

The Company operates through four lines of business, or operating segments: Chemicals, Plastics, Environmental Services and a small set of Composites operations in Asia. Until recently, the Composites line of business included composites operations in North America which were sold on July 1, 2014 and are now classified as discontinued operations in the Company's consolidated financial statements for all periods presented. The lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, the Chemicals and Plastics lines of business constitute separate reportable segments while the Environmental Services line of business and the remaining composites operations in Asia do not individually meet the materiality threshold for separate disclosure, and are, as a result, combined in an "Other" segment.

Each line of business represents unique products and suppliers, and a line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across the Chemicals and Plastics lines of business there are numerous industry segments, end markets, and sub markets that the Company may choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability, and the Company's strategic agenda.

The Chemicals, Plastics and Environmental Services lines of business compete with national, regional and local companies throughout North America. Additionally, the Chemicals and Plastics lines of business compete with other distribution companies in Asia. The Plastics line of business also competes with other distribution companies in EMEA. Competition within each line of business is based primarily on the diversity of the product portfolio, service offerings, reliability of supply, technical support and price. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level.

The Chemicals, Plastics and Composites lines of business are distribution businesses, while the Environmental Services line of business provides hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services. The operations acquired in the CSD Acquisition and the Archway Acquisition are included in the Company’s Chemicals line of business.

A brief description of each line of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail car, bulk truck, truckload boxes and less-than-truckload quantities. The Company's chemical products are distributed in more than 50 countries worldwide, primarily in North America and Asia. While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, oil and gas, HI&I, lubricants and personal care. Sales in the Chemicals line of business represented 50.8% of total sales for the fiscal year ended September 30, 2014 and 49.3% of total sales for the fiscal year ended September 30, 2013.

Plastics. The Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. The Company's plastics products are distributed in more than 50 countries worldwide, primarily in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. Our Plastics line of business sells plastic resins and compounds in rail car, bulk truck, truckload boxes and less-than-truckload quantities. Sales in our Plastics line of business represented 46.6% of the total sales for the fiscal year ended September 30, 2014 and 47.8% of total sales for the fiscal year ended September 30, 2013.

Other. The Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive, nationwide hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the United States. These environmental services are offered through the Company's network of distribution facilities used as transfer facilities. The Composites line of business supplies certain resin products to a small set of customers in Asia.  Sales in the Other line of business represented 2.6% of total sales for the fiscal year ended September 30, 2014 and 2.9% of total sales for the fiscal year ended September 30, 2013.

The Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM reviews net sales to unaffiliated customers and gross profit in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s CODM in evaluating line of business performance. These expenses include depreciation and amortization, corporate overhead allocations, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. No single customer accounted for more than 10.0% of revenues for any line of business for each of the periods reported. Intersegment revenues were insignificant. In each of the past three fiscal years, polypropylene was the only product that accounted for over 10.0% of our consolidated net revenue. Polypropylene accounted for 14.4%, 14.1% and 16.3% of total consolidated net revenue for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Polypropylene is a product offering in the Company’s Plastics line of business. During the fiscal year ending September 30, 2014, one single supplier accounted for approximately 10.8% of the Company's consolidated purchases. Although this supplier serves both the Plastics and Chemicals lines of business, the supplier serves primarily the Plastics line of business.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
Sales and operating revenues
Chemicals	$2,293.3	$2,022.8	$1,883.2
Plastics	2,101.6	1,962.4	1,697.9
Other	119.6	116.2	105.3
Total sales and operating revenues	$4,514.5	$4,101.4	$3,686.4
Gross profit
Chemicals	$212.7	$168.8	$165.7
Plastics	159.4	161.1	136.9
Other	29.6	28.2	26.9
Total gross profit	401.7	358.1	329.5
Selling, general & administrative	335.8	294.6	298.5
Corporate overhead allocation	—	—	—
Transaction related costs	12.6	7.4	6.0
Total operating income	53.3	56.1	25.0
Other income	5.4	1.7	2.1
Interest income (expense):
Interest income	0.4	0.5	0.4
Interest expense	(64.0)	(58.2)	(45.4)
Income (Loss) from continuing operations before income tax	$(4.9)	$0.1	$(17.9)

	Balance at September 30, 2014	Balance at September 30, 2013
IDENTIFIABLE ASSETS
Chemicals(1)	$812.5	$505.9
Plastics	616.4	592.2
Other	34.5	32.8
Total identifiable assets by segment	1,463.4	1,130.9
Unallocated assets	442.0	408.2
Assets - discontinued operations	0.7	74.0
Total assets(1)	$1,906.1	$1,613.1

(1) The purchase price allocations for the CSD Acquisition and the Archway Acquisition are preliminary as the fair value assessments have not been finalized. Any changes in the estimated fair values of the assets acquired and liabilities assumed in the acquisitions may change the amount of the purchase price allocable to goodwill. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
North America	$3,610.3	$3,258.2	$3,128.3
EMEA	616.3	577.1	550.3
Asia	287.9	266.1	7.8
Total	$4,514.5	$4,101.4	$3,686.4

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the SEC. The consolidating financial statements reflect the Company’s financial position as of September 30, 2014 and 2013; the results of operations, items of comprehensive income/loss and cash flows for the fiscal years ended September 30, 2014, 2013 and 2012.

As a result of the Ashland Distribution Acquisition, on March 31, 2011, the Issuers issued the Notes in an aggregate principal amount of $175.0 million. The Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings, and its wholly owned subsidiary, Sub Holding. The guarantees are subject to release under certain customary defeasance provisions. Solutions is also the primary borrower under the Credit Facilities, which are guaranteed by Holdings and Sub Holding. Holdings and Sub Holding are also co-borrowers on a joint and several basis with Solutions under the Credit Facilities. The Co-issuer also is a guarantor under the Term Loan Facility. The Co-issuer (labeled "Finance" in the tables below) has no independent operations and no assets or liabilities for any of the periods presented herein.

There are no restrictions on the ability of Holdings’ subsidiaries, including the Issuers, to make investments in, or loans directly to, Holdings. The ability of Holdings’ subsidiaries, including the Issuers, to pay dividends to Holdings is restricted under the Company’s Credit Facilities, subject to certain customary exceptions. As an example, the restrictions under the Company's Term Loan Facility include that dividends may be made to Holdings (i) in an aggregate amount not to exceed the greater of $40.0 million and 3.25% of total assets, as defined, plus the amount of excluded contributions, as defined, received by Holdings prior to such payment; (ii) if the consolidated net leverage ratio, as defined, would be less than or equal to 3.0 to 1.0 after giving effect to such payment; and (iii) out of the available amount, as defined, if the consolidated net leverage ratio, as defined, would be less than or equal to 4.5 to 1.0 after giving effect to such payment. Payment of dividends described in the foregoing clauses (i), (ii) and (iii) (other than with excluded contributions, as defined) are prohibited if at the time of, or after giving effect to, the dividend, a default, as defined, would exist under the credit agreement for the Term Loan Facility.

The Co-Issuer is a wholly owned finance subsidiary of Solutions, which jointly and severally issued the securities. Prior to December 1, 2013, Sub Holding had no independent operations and minimal assets. Consequently, separate financial information of Sub Holding was not previously presented. Effective December 1, 2013, Sub Holding acquired 100% of CSD’s outstanding shares. Following the CSD Acquisition, CSD and each of its subsidiaries were converted to limited liability companies (the "CSD Conversion"). Following the CSD Conversion, Sub Holding assigned $23.0 million of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest in Solutions (the "CSD Contribution"). The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions from Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the CSD Contribution. Following the CSD Contribution, CSD and its subsidiaries became wholly owned subsidiaries of Solutions and guarantors of the Notes.

Following the Archway Acquisition, Archway was converted to a limited liability company (the "Archway Conversion"). Following the Archway Conversion, Sub Holding assigned $36.0 million of its long-term debt to Solutions and contributed its ownership interest in Archway to Solutions in exchange for a participating preferred interest in Solutions (the "Archway Contribution"). The preferred interest participates with common interests as the equivalent of a 2% common interest, and also has a preference with respect to income and distributions from Solutions that provides an annual return equal to 8% on the value of the preferred interest at the time of the Archway Contribution. Following the Archway Contribution, Archway became a wholly owned subsidiary of Solutions and guarantor of the Notes.

The remaining subsidiaries ("Non-Guarantor Subsidiaries") as of September 30, 2014 are not guarantors of the Notes.

The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.9	$—	$—	$40.1	$47.2	$—	$88.2
Accounts and notes receivable, net	—	—	—	458.8	177.8	—	636.6
Inventories	—	—	—	266.6	123.3	—	389.9
Intercompany advances	—	—	1.6	0.6	—	(2.2)	—
Deferred income taxes	—	—	—	—	1.6	—	1.6
Other current assets	—	—	0.1	13.4	17.7	—	31.2
Current assets - discontinued operations	—	—	—	0.6	0.1	—	0.7
Total current assets	0.9	—	1.7	780.1	367.7	(2.2)	1,148.2
Property, plant and equipment, net	—	—	—	211.1	12.9	—	224.0
Goodwill and other intangibles, net	—	—	—	398.5	108.4	—	506.9
Deferred income taxes	—	—	—	—	0.4	—	0.4
Other non-current assets	—	—	0.4	25.9	0.3	—	26.6
Non current assets - discontinued operations	—	—	—	—	—	—	—
Intercompany advances	—	—	—	97.9	—	(97.9)	—
Investment in subsidiaries	437.3	—	242.0	183.8	—	(863.1)	—
Total assets	$438.2	$—	$244.1	$1,697.3	$489.7	$(963.2)	$1,906.1
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long- term debt	$0.4	$—	$0.3	$6.1	$47.6	$—	$54.4
Intercompany advances	0.4	—	0.1	1.7	—	(2.2)	—
Accounts payable, accrued expenses and other liabilities	0.1	—	4.6	361.7	141.8	—	508.2
Deferred income taxes	—	—	4.1	—	—	—	4.1
Current liabilities - discontinued operations	—	—	—	0.8	—	—	0.8
Total current liabilities	0.9	—	9.1	370.3	189.4	(2.2)	567.5
Long-term debt	115.8	—	42.5	751.1	9.0	—	918.4
Deferred income taxes	—	—	80.9	0.2	3.8	—	84.9
Other non-current liabilities	—	—	—	7.6	1.5	—	9.1
Non current liabilities - discontinued operations	—	—	—	0.1	1.3	—	1.4
Intercompany advances	—	—	0.3	—	97.6	(97.9)	—
Total liabilities	116.7	—	132.8	1,129.3	302.6	(100.1)	1,581.3
Redeemable noncontrolling interest	—	—	—	—	3.3	—	3.3
Members’ Equity
Total members’ equity	321.5	—	111.3	568.0	183.8	(863.1)	321.5
Total liabilities and members’ equity	$438.2	$—	$244.1	$1,697.3	$489.7	$(963.2)	$1,906.1

Condensed Consolidating Balance Sheets at September 30, 2013

	Holdings	Finance	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$27.6	$47.0	$—	$74.6
Accounts and notes receivable, net	—	—	384.1	187.9	—	572.0
Inventories	—	—	251.0	109.9	—	360.9
Intercompany advances	3.6	—	—	—	(3.6)	—
Deferred income taxes	—	—	—	1.2	—	1.2
Other current assets	—	—	10.4	19.6	—	30.0
Current assets - discontinued operations	—	—	46.9	6.3	—	53.2
Total current assets	3.6	—	720.0	371.9	(3.6)	1,091.9
Property, plant and equipment, net	—	—	184.9	15.0	—	199.9
Goodwill and other intangibles, net	—	—	156.5	113.0	—	269.5
Deferred income taxes	—	—	0.1	0.5	—	0.6
Other non-current assets	—	—	30.1	0.3	—	30.4
Non current assets - discontinued operations	—	—	20.3	0.5	—	20.8
Intercompany advances	—	—	137.9	—	(137.9)	—
Investment in subsidiaries	357.5	—	111.3	—	(468.8)	—
Total assets	$361.1	$—	$1,361.1	$501.2	$(610.3)	$1,613.1
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long-term debt	$—	$—	$5.0	$52.0	$—	$57.0
Intercompany advances	—	—	3.6	—	(3.6)	—
Accounts payable, accrued expenses and other liabilities	0.1	—	309.2	131.2	—	440.5
Deferred income taxes	—	—	—	0.1	—	0.1
Current liabilities - discontinued operations	—	—	23.7	3.3	—	27.0
Total current liabilities	0.1	—	341.5	186.6	(3.6)	524.6
Long-term debt	—	—	654.3	—		654.3
Deferred income taxes	—	—	—	3.4	—	3.4
Other non-current liabilities	—	—	7.7	1.6	—	9.3
Non current liabilities - discontinued operations	—	—	0.1	—	—	0.1
Intercompany advances	—	—	—	137.9	(137.9)	—
Total liabilities	0.1	—	1,003.6	329.5	(141.5)	1,191.7
Redeemable noncontrolling interest	—	—	—	60.4	—	60.4
Members’ Equity
Total members’ equity	361.0	—	357.5	111.3	(468.8)	361.0
Total liabilities and members’ equity	$361.1	$—	$1,361.1	$501.2	$(610.3)	$1,613.1

Condensed Consolidating Statements of Operations
For the Year Ended September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$3,313.7	$1,200.8	$—	$4,514.5
Cost of sales and operating expenses	—	—	—	2,999.4	1,113.4	—	4,112.8
Gross profit	—	—	—	314.3	87.4	—	401.7
Selling, general and administrative expenses and transaction related costs	—	—	6.7	282.1	59.6	—	348.4
Operating income (loss)	—	—	(6.7)	32.2	27.8	—	53.3
Other income (expense):
Interest expense, net	(2.5)	—	(1.2)	(51.4)	(8.5)	—	(63.6)
Equity in earnings of subsidiaries	8.7	—	7.7	17.8	—	(34.2)	—
Other income	—	—	—	4.4	1.0	—	5.4
Income (loss) from continuing operations before income taxes	6.2	—	(0.2)	3.0	20.3	(34.2)	(4.9)
Income tax expense	—	—	1.3	0.4	5.6	—	7.3
Net income (loss) from continuing operations	6.2	—	(1.5)	2.6	14.7	(34.2)	(12.2)
Net income from discontinued operations, net of tax	—	—	—	15.3	3.1	—	18.4
Net income (loss)	6.2	—	(1.5)	17.9	17.8	(34.2)	6.2
Net income attributable to noncontrolling interest	(1.3)	—	—	(1.3)	(1.3)	2.6	(1.3)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$4.9	$—	$(1.5)	$16.6	$16.5	$(31.6)	$4.9

Condensed Consolidating Statements of Operations
For the Year Ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$2,976.6	$1,124.8	$—	$4,101.4
Cost of sales and operating expenses	—	—	2,696.9	1,046.4	—	3,743.3
Gross profit	—	—	279.7	78.4	—	358.1
Selling, general and administrative expenses and transaction related costs	—	—	245.0	57.0	—	302.0
Operating income	—	—	34.7	21.4	—	56.1
Other income (expense):
Interest expense, net	—	—	(48.5)	(9.2)	—	(57.7)
Equity in earnings of subsidiaries	9.1	—	10.9	—	(20.0)	—
Other income	—	—	1.0	0.7	—	1.7
Income (loss) from continuing operations before income taxes	9.1	—	(1.9)	12.9	(20.0)	0.1
Income tax expense	—	—	0.5	4.2	—	4.7
Net income (loss) from continuing operations	9.1	—	(2.4)	8.7	(20.0)	(4.6)
Net income from discontinued operations, net of tax	—	—	11.5	2.2	—	13.7
Net income	9.1	—	9.1	10.9	(20.0)	9.1
Net income attributable to noncontrolling interest	(1.7)	—	(1.7)	(1.7)	3.4	(1.7)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$7.4	$—	$7.4	$9.2	$(16.6)	$7.4

Condensed Consolidating Statements of Operations for the Year Ended September 30, 2012(1)

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$2,867.7	$818.7	$—	$3,686.4
Cost of sales and operating expenses	—	—	2,592.3	764.6	—	3,356.9
Gross profit	—	—	275.4	54.1	—	329.5
Selling, general and administrative expenses and transaction related costs	—	—	253.3	51.2	—	304.5
Operating income	—	—	22.1	2.9	—	25.0
Other income (expense):
Interest expense, net	—	—	(40.1)	(4.9)	—	(45.0)
Equity in earnings (losses) of subsidiaries	(3.6)	—	0.1	—	3.5	—
Other income (expense)	—	—	2.3	(0.2)	—	2.1
Loss from continuing operations before income taxes	(3.6)	—	(15.6)	(2.2)	3.5	(17.9)
Income tax expense	—	—	0.6	0.5	—	1.1
Net loss from continuing operations	(3.6)	—	(16.2)	(2.7)	3.5	(19.0)
Net income from discontinued operations, net of tax	—	—	12.6	2.8	—	15.4
Net income (loss)	$(3.6)	$—	$(3.6)	$0.1	$3.5	$(3.6)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6.2	$—	$(1.5)	$17.9	$17.8	$(34.2)	$6.2
Unrealized foreign currency translation loss, net of tax	(11.1)	—	—	(10.8)	(10.1)	20.9	(11.1)
Unrealized gain on interest rate hedges, net of tax	0.4	—	—	0.4	—	(0.4)	0.4
Other comprehensive loss, net of tax	(10.7)	—	—	(10.4)	(10.1)	20.5	(10.7)
Total comprehensive income (loss), net of tax	(4.5)	—	(1.5)	7.5	7.7	(13.7)	(4.5)
Comprehensive income attributable to noncontrolling interest, net of tax	(1.0)	—	—	(1.0)	(1.0)	2.0	(1.0)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(5.5)	$—	$(1.5)	$6.5	$6.7	$(11.7)	$(5.5)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9.1	$—	$9.1	$10.9	$(20.0)	$9.1
Unrealized foreign currency translation gain, net of tax	1.7	—	1.6	3.8	(5.4)	1.7
Unrealized gain on interest rate hedges, net of tax	0.8	—	0.8	—	(0.8)	0.8
Other comprehensive income, net of tax	2.5	—	2.4	3.8	(6.2)	2.5
Total comprehensive income, net of tax	11.6	—	11.5	14.7	(26.2)	11.6
Comprehensive income attributable to noncontrolling interest, net of tax	(2.0)	—	(2.0)	(2.0)	4.0	(2.0)
Total comprehensive income attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$9.6	$—	$9.5	$12.7	$(22.2)	$9.6

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended September 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3.6)	$—	$(3.6)	$0.1	$3.5	$(3.6)
Unrealized foreign currency translation loss, net of tax	(0.4)	—	(0.3)	(1.6)	1.9	(0.4)
Unrealized loss on interest rate hedges, net of tax	(1.9)	—	(1.9)	—	1.9	(1.9)
Other comprehensive loss, net of tax	(2.3)	—	(2.2)	(1.6)	3.8	(2.3)
Total comprehensive loss, net of tax	(5.9)	—	(5.8)	(1.5)	7.3	(5.9)
Comprehensive income attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Total comprehensive loss attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(5.9)	$—	$(5.8)	$(1.5)	$7.3	$(5.9)

Condensed Consolidating Statements of Cash Flows For the Year Ended September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operating activities from continuing operations	$(2.3)	$—	$(7.7)	$51.4	$9.4	$—	$50.8
Net cash provided by (used in) operating activities from discontinued operations	—	—	—	7.3	(0.6)	—	6.7
Net cash provided by (used in) operating activities	(2.3)	—	(7.7)	58.7	8.8	—	57.5
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(49.2)	(0.7)	—	(49.9)
Proceeds from the disposal of property and equipment	—	—	—	0.9	0.1	—	1.0
Insurance proceeds related to property and equipment	—	—	—	4.0	—	—	4.0
Acquisitions	—	—	(205.1)	(20.0)	—	—	(225.1)
Investment in subsidiaries	(112.7)	—	—	(100.4)	—	213.1	—
Net cash used in investing activities from continuing operations	(112.7)	—	(205.1)	(164.7)	(0.6)	213.1	(270.0)
Net cash provided by investing activities from discontinued operations	—	—	—	51.7	8.4	—	60.1
Net cash provided by (used in) investing activities	(112.7)	—	(205.1)	(113.0)	7.8	213.1	(209.9)
Cash Flows From Financing Activities
Proceeds from sale of membership units	—	—	—	—	—	—	—
Repurchases of membership units	(0.3)	—	—	—	—	—	(0.3)
Tax distributions associated with membership interests	(0.1)	—	—	—	—	—	(0.1)
Purchase of additional noncontrolling equity interest in Nexeo Plaschem	—	—	—	—	(92.2)	—	(92.2)
Proceeds from short-term debt	—	—	—	—	68.4	—	68.4
Repayments of short-term debt	—	—	—	—	(72.4)	—	(72.4)
Investment from parent	—	—	112.7	—	100.4	(213.1)	—
Transfers to/from affiliates	0.1	—	(1.7)	31.3	(29.7)	—	—
Proceeds from issuance of long-term debt	167.5	—	129.5	813.9	206.4	—	1,317.3
Repayment of long-term debt	(51.3)	—	(27.7)	(776.6)	(196.8)	—	(1,052.4)
Payments of debt issuance costs	—	—	—	(1.8)	—	—	(1.8)
Net cash provided by financing activities	115.9	—	212.8	66.8	(15.9)	(213.1)	166.5
Effect of exchange rate changes on cash	—	—	—	—	(0.5)	—	(0.5)
Increase (Decrease) in Cash	0.9	—	—	12.5	0.2	—	13.6
Beginning Cash Balance	—	—	—	27.6	47.0	—	74.6
Ending Cash Balance	$0.9	$—	$—	$40.1	$47.2	$—	$88.2

Supplemental disclosure of non-cash activities:

During the first quarter of fiscal year 2014, Sub Holding assigned $23.0 million of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest. Accordingly, CSD and its subsidiaries became wholly owned subsidiaries of Solutions.

During the third quarter of fiscal year 2014, Sub Holding assigned $36.0 million of its long-term debt to Solutions and contributed its ownership interest in Archway to Solutions in exchange for a participating preferred interest. Accordingly, Archway became a wholly owned subsidiary of Solutions.

There was no impact to the non-guarantor subsidiaries from the above non-cash transactions.

Condensed Consolidating Statements of Cash Flows For the Year Ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operating activities from continuing operations	$0.1	$—	$(23.0)	$(28.8)	$—	$(51.7)
Net cash provided by (used in) operating activities from discontinued operations	—	—	13.7	2.1	—	15.8
Net cash provided by (used in) operating activities	0.1	—	(9.3)	(26.7)	—	(35.9)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	(36.4)	(1.7)	—	(38.1)
Proceeds from the disposal of property and equipment	—	—	1.0	1.6	—	2.6
Acquisitions	—	—	—	(57.9)	—	(57.9)
Investment in subsidiaries	—	—	(3.0)	—	3.0	—
Net cash used in investing activities from continuing operations	—	—	(38.4)	(58.0)	3.0	(93.4)
Net cash used in investing activities from discontinued operations	—	—	(0.5)	—	—	(0.5)
Net cash used in investing activities	—	—	(38.9)	(58.0)	3.0	(93.9)
Cash Flows From Financing Activities
Proceeds from sale of membership units	0.4	—	—	—	—	0.4
Repurchases of membership units	(0.3)	—	—	—	—	(0.3)
Tax distributions associated with membership interests	(0.1)	—	—	—	—	(0.1)
Payments on short-term obligations associated with the Beijing Plaschem Acquisition	—	—	—	(26.9)	—	(26.9)
Proceeds from short-term debt	—	—	—	65.6	—	65.6
Repayments of short-term debt	—	—	—	(14.2)	—	(14.2)
Investment from parent	—	—	—	3.0	(3.0)	—
Transfer to/from affiliates	(0.2)	—	(7.6)	7.8	—	—
Proceeds from the issuance of long-term debt	—	—	731.6	171.5	—	903.1
Repayment of long-term debt	—	—	(655.3)	(193.1)	—	(848.4)
Payments of debt issuance costs	—	—	(8.0)	—	—	(8.0)
Net cash provided by (used in) financing activities	(0.2)	—	60.7	13.7	(3.0)	71.2
Effect of exchange rate changes on cash	—	—	—	(2.1)	—	(2.1)
Increase (Decrease) in Cash	(0.1)	—	12.5	(73.1)	—	(60.7)
Beginning Cash Balance	0.1	—	15.1	120.1	—	135.3
Ending Cash Balance	$—	$—	$27.6	$47.0	$—	$74.6

Condensed Consolidating Statements of Cash Flows For the Year Ended September 30, 2012

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operating activities from continuing operations	$(0.5)	$—	$73.8	$15.4	$—	$88.7
Net cash provided by operating activities from discontinued operations	—	—	18.9	4.8	—	23.7
Net cash provided by (used in) operating activities	(0.5)	—	92.7	20.2	—	112.4
Cash Flows From Investing Activities
Investment in subsidiary	(50.0)	—	(15.3)	—	65.3	—
Additions to property, plant and equipment	—	—	(20.6)	(2.2)	—	(22.8)
Proceeds from disposal of property, plant and equipment	—	—	0.5	0.6	—	1.1
Net cash used in investing activities from continuing operations	(50.0)	—	(35.4)	(1.6)	65.3	(21.7)
Net cash used in investing activities from discontinued operations	—	—	—	(0.1)	—	(0.1)
Net cash used in investing activities	(50.0)		(35.4)	(1.7)	65.3	(21.8)
Cash Flows From Financing Activities
Proceeds from sale of membership units	51.0	—	—	—	—	51.0
Repurchase of membership units	(0.4)	—	—	—	—	(0.4)
Cash received from noncontrolling interest	—	—	—	10.1		10.1
Member tax distributions	(12.3)	—	—	—	—	(12.3)
Transfers to/from affiliates	12.3	—	(53.3)	41.0	—	—
Investment from parent	—	—	50.0	15.3	(65.3)	—
Proceeds from the issuance of long-term debt, net of discount	—	—	527.3	47.6	—	574.9
Repayment of long-term debt	—	—	(573.3)	(48.7)	—	(622.0)
Payment of debt issuance costs	—	—	(1.3)	—	—	(1.3)
Net cash provided by (used in) financing activities	50.6	—	(50.6)	65.3	(65.3)	—
Effect of exchange rate changes on cash	—	—	0.4	(0.7)	—	(0.3)
Increase in cash	0.1	—	7.1	83.1	—	90.3
Beginning cash balance	—	—	8.0	37.0	—	45.0
Ending cash balance	$0.1	$—	$15.1	$120.1	$—	$135.3

18. Subsequent Events

Contingently Redeemable Noncontrolling Interest

In October 2014, the Company acquired the remaining 10% equity interest in Nexeo Plaschem for approximately $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. The Company funded this payment with cash on hand and approximately $18.0 million of borrowings under the ABL Facility. See Note 3.

Nexeo Solutions Holdings, LLC and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

	Balance Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance End of Period
	(in millions)

Year Ended September 30, 2014
Allowance for doubtful accounts	$3.7	$4.2	$—		$(1.6)	(1)	$6.3
Reserve for sales returns and allowances	1.9	—	0.1	(2)	—		2.0
Year Ended September 30, 2013
Allowance for doubtful accounts	$3.3	$1.7	$—		$(1.3)	(1)	$3.7
Reserve for sales returns and allowances	1.9	—	—	(2)	—		1.9
Year Ended September 30, 2012
Allowance for doubtful accounts	$3.8	$1.0	—		(1.5)	(1)	$3.3
Reserve for sales returns and allowances	1.3	—	0.6	(2)	—		1.9

(1)	Accounts written off during the year, net of recoveries and foreign exchange impact.

(2)	Amounts represent estimates for expected sales returns.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of September 30, 2014.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management reviewed the results of its evaluation with the Audit Committee of the Company’s Board of Directors.  Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014. In 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the "2013 Framework"). The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time, COSO will consider it superseded by the 2013 Framework. We will transition to the 2013 Framework by December 15, 2014.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The CSD Acquisition closed on December 1, 2013 and as of July 1, 2014 we have fully integrated the acquired operations into our overall internal controls over financial reporting. Management included CSD in the assessment of the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2014. See Note 3 to our consolidated financial statements for additional information on the CSD Acquisition.

On April 1, 2014, we completed the Archway Acquisition. We subsequently implemented certain key controls related to financial reporting. Management has excluded Archway from its assessment of the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2014. Archway accounted for approximately two percent of the Company’s consolidated sales and operating revenues, and approximately four percent of consolidated total assets, excluding goodwill. See Note 3 to our consolidated financial statements for additional information on the Archway Acquisition.

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

Name	Age	Position
David A. Bradley	43	President, Chief Executive Officer and Director
Ross J. Crane	51	Executive Vice President, Chief Financial Officer
Michael B. Farnell, Jr.	44	Executive Vice President, Chief Legal Officer and Secretary
Lisa P. Britt	46	Executive Vice President and Chief Human Resources Officer
David L. Chapman	55	Executive Vice President and Chief Information Officer
Henry E. Harrell	54	Senior Vice President—Chemicals
Ronald J. LaBuschewsky	47	Senior Vice President—Supply Chain
Alberto J. Machado	50	Senior Vice President—Environmental Services and Strategic Growth
Shawn D. Williams	51	Senior Vice President—Plastics
Kristina A. Smith	49	Vice President—Controller and Chief Accounting Officer
Michael L. Everett	48	Vice President and Treasurer
Philip S. Krichilsky	49	Vice President and General Manager — Asia
Dan F. Smith	68	Chairman of the Board
Kenneth M. Burke	65	Director
Kevin R. Burns	51	Director
Steven B. Schwarzwaelder	59	Director
General (Retired) Walter L. "Skip" Sharp	62	Director
John H. Williford	58	Director
Nathan H. Wright	48	Director
Christopher J. Yip	33	Director

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

Ross J. Crane—Executive Vice President, Chief Financial Officer. Mr. Crane has served as our Executive Vice President and Chief Financial Officer since August 8, 2011, and as our Treasurer from August 8, 2011 through November 14, 2011. Prior to joining Nexeo, Mr. Crane served as Chief Financial Officer for Belkin International, Inc. from September 2008 to August 2011. Prior to joining Belkin International, Inc., Mr. Crane served as Senior Vice President, Strategic Initiatives, Chief Financial Officer, North America, and Interim President, North America at Ingram Micro Inc., the world’s largest distributor of technology goods and services from August 2005 to September 2008. From November 1994 to August 2005, Mr. Crane held various senior financial positions at Avnet Inc, including Senior Vice President, Group Financial Officer of Avnet Electronics Marketing. From 1999 to 2002, Mr. Crane served as Vice President, and subsequently Senior Vice President, Group Financial Officer of Avnet Applied Computing. Prior to joining Avnet Inc., Mr. Crane spent six years with Honeywell Inc. in its Space Systems Group and its Industrial Automation and Control Group. During this six-year period, Mr. Crane held a variety of positions in manufacturing, government relations, working capital management, program accounting and financial planning and reporting. Mr. Crane received his B.S. and M.B.A. in Finance from Arizona State University and graduated Magna Cum Laude. Mr. Crane also served as a member of the Dean’s Board of Excellence for the Barrett Honors College in Arizona State University’s College of Business.

Michael B. Farnell, Jr.—Executive Vice President, Chief Legal Officer, and Secretary. Mr. Farnell has served as our Executive Vice President and Chief Legal Officer since August 15, 2011 and served as our Vice President and Secretary since February 22, 2011. Mr. Farnell served as legal counsel for TPG from 2006 to 2011. Prior to joining TPG, Mr. Farnell was a corporate attorney with the law firm of Weil, Gotshal & Manges, LLP in Dallas, Texas from 1998 through 2006. Mr. Farnell served as a Member of the Board of Directors for British Vita Group S.a.r.l., a TPG portfolio company, from October 2006 through February 2013. Mr. Farnell received his J.D. and M.B.A degrees from Southern Methodist University, where he was a member of the SMU Law Review, and his B.A. degree from Trinity University.

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

Ronald J. LaBuschewsky—Senior Vice President—Supply Chain. Mr. LaBuschewsky has served as our Senior Vice President-Supply Chain since November 13, 2014. Mr. LaBuschewsky previously served as Vice President of Operations from August 26, 2013 through November 12, 2014. Mr. LaBuschewsky served as Chief Operating Officer of Intrapac International Group from December 2012 to August 2013. Mr. LaBuschewsky served as Chief Operating Officer of Peninsula Packaging Inc. from January 2012 to December 2012. Prior to joining Peninsula Packaging, Mr. LaBuschewsky spent 6 years with Bway Packaging Inc. in a variety of leadership roles including Director of Quality, Vice President of Nampac Division, and Vice President of Plastics. Prior to Bway, Mr. LaBuschewsky spent 16 years at Graham Packaging where he held various Operations leadership roles. Mr. LaBuschewsky received his BS and MBA degrees in Business Administration and Management from the University of Phoenix.

Alberto J. Machado—Senior Vice President—Environmental Services and Strategic Growth. Mr. Machado has served as our Senior Vice President - Environmental Services and Strategic Growth since November 13, 2014. Mr. Machado previously served as our Senior Vice President - Composites and Environmental Services from May 14, 2013 through November 13, 2014 and as our Vice President Commercial Operations from November 26, 2012 through May 14, 2013. Mr. Machado served as a Sales Director and then as Global Channel Director from 2007 - 2012 with Momentive Performance Materials. Prior to joining Momentive, Mr. Machado spent 10 years in a variety of leadership positions with General Electric Company completing his certification as a Global Master Black Belt in Sales Force Effectiveness. Mr. Machado holds a MoS Mechanical Engineering Degree from University Simon Bolivar in Caracas, Venezuela and a minor in Materials and Industrial Design from Insituto Tecnico Jose A Sucre in Caracas.

Shawn D. Williams —Senior Vice President—Plastics. Mr. Williams has served as our Senior Vice President-Plastics since September 10, 2012. Mr. Williams served as President of the Sealants Business for Momentive Performance Materials, Inc. from 2009 to 2012. Prior to joining Momentive, he spent 20 years in a variety of leadership positions with General Electric Company. He served on the Board of Directors for the YMCA in Albany, New York from 2011 to 2012 and Purdue University’s PBAO from 2008 to 2012. Mr. Williams holds a B.S. degree in Electrical Engineering from Purdue University and a M.B.A. from the Haas School of Business at University of California, Berkeley.

Kristina A. Smith—Vice President—Controller and Chief Accounting Officer. Ms. Smith has served as our Vice President, Controller since January 2012 and more recently as Chief Accounting Officer since May 2014. She served as the Global Controller of Belkin International, Inc. from April 2009 to November 2011. Ms. Smith served as the Vice President, Global Licensing Controller for The Walt Disney Company from February 2007 to October 2008. Prior to that, she held various accounting and finance roles with The Walt Disney Company of increasing responsibility from 1995 to 2007. Prior to joining The Walt Disney Company, Ms. Smith spent six years with Marriott International, Inc. in roles ranging from internal auditor to Controller Distribution. Ms. Smith holds a Bachelors of Business Administration degree from Loyola College.

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

Philip S. Krichilsky—Vice President and General Manager— Asia. Mr. Krichilsky has served as our Vice President & General Manager - Asia since November 5, 2012. Since 2011, Mr. Krichilsky has served as Lead Director for Argosy International, a privately held aerospace materials company. From 2011 to 2012, Mr. Krichilsky provided full-time management support for Performance Fibers, a Sun Capital portfolio company. Mr. Krichilsky served as the Asia business leader for WR Grace, Construction Materials from 2007 through 2011. From 1998 to 2000, Mr. Krichilsky served in a variety of general management, commercial, 6 Sigma, e-Commerce and operations leadership roles with General Electric Silicones. Prior to joining General Electric Silicones, Mr. Krichilsky built a small manufacturing business, Innovative Directions, which manufactured and serviced indoor playgrounds in fast-food restaurants throughout the Rocky Mountain states. From 1988 through 1995, Mr. Krichilsky served as an infantry officer in the U.S. Army. Mr. Krichilsky holds a M.S. degree in Business from Central Michigan University and a B.S. degree in Engineering from the U.S. Military Academy at West Point.

Dan F. Smith—Chairman of the Board. Mr. Smith has served on our Board of Directors for since April 29, 2011 and is currently Chairman of the Board. Mr. Smith began his career with Atlantic Richfield Company ("ARCO") in 1968 as an engineer. He was employed by Lyondell Chemical Company from 1975 through 2007, where he was elected President in 1994, Chief Executive Officer in 1996 and served as a director from November 1989 through December 2007, including as Chairman from May 2007 through December 2007. Mr. Smith retired in December 2007 as Chairman, President and Chief Executive Officer of Lyondell Chemical Company following the acquisition of Lyondell Chemical Company by Basell AF. Mr. Smith also served as Chief Executive Officer of Equistar Chemicals, LP from 1997 through 2007 and as Chief Executive Officer of Millennium Chemicals Inc. from 2004 until 2007. Equistar Chemicals, LP and Millennium Chemicals Inc. were wholly-owned subsidiaries of Lyondell Chemical Company. Mr. Smith served on the Board of Directors of Cooper Industries PLC from April 1998 until its sale to Eaton Corp. in November 2012 and served five year terms on its Audit Committee and Management Development and Compensation Committee. Mr. Smith has served as the Chairman of the Board of Kraton Performance Polymers, Inc. and AXIP Energy Services, L.P, (f/k/a Valerus Services, L.P.) since February 2008 and December 2009, respectively. Mr. Smith joined the board of Northern Tier Energy LLC and Northern Tier Energy GP LP in May 2011. Mr. Smith became Chairman of Northern Tier Energy LLC and Northern Tier Energy GP LP in November 2011. In January 2014, Mr. Smith stepped down as Chairman, but remains a Director. Mr. Smith became Chairman of the Board and a Director for Orion Engineered Carbons S.A. in May 2014. Mr. Smith also serves as a member of the College of Engineering Advisory Council at Lamar University. Mr. Smith is a graduate of Lamar University with a B.S. degree in Chemical Engineering.

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

Kenneth M. Burke—Director. Mr. Burke has served on our Board of Directors since November 3, 2011. Mr. Burke retired in 2004 after a 31-year career with Ernst & Young LLP. During his time with Ernst & Young LLP, Mr. Burke held various positions including the National Director of Energy Services, Managing Partner of Assurance and Advisory Business Services for the Gulf Coast Area and Coordinating Partner for various energy and oilfield service companies. Mr. Burke is a former director, chairman of the Nominating and Governance Committee and member of the Compensation Committee of Pride International, Inc. Mr. Burke is a former director and chairman of the Audit Committee of Trico Marine Services, Inc. Mr. Burke has served as a director and as chairman of the Audit and Conflict Committees of AXIP Energy Services, LP since January 2010 and as a director, Audit Committee member and Public Policy and Corporate Responsibility Committee member of EQT Corp since January 2012. Mr. Burke received his B.S. in Accounting from the University of New Orleans.

Mr. Burke has extensive experience in the field of accounting, including more than three decades with a major accounting firm. Mr. Burke’s background in accounting, together with his prior board experience, enables Mr. Burke to provide important counsel to our Board of Directors.

Kevin R. Burns—Director. Mr. Burns has served on our Board of Directors since April 29, 2011. Mr. Burns has been a TPG Partner since October 2003. In March 2008, he became the Partner responsible for TPG’s Manufacturing/Industrials Sector within the North American Buyout Group. Prior to joining TPG, from 1998 to 2003, Mr. Burns, served as Executive Vice President and Chief Materials Officer of Solectron Corporation, a $12 billion electronics manufacturing services provider. Prior to joining Solectron Corporation, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to joining Westinghouse Corporation, Mr. Burns was a consultant at McKinsey & Company, Inc. and held various operating roles at the General Electric Corporation. Mr. Burns currently serves as Chairman of the Board of Isola Group Ltd. and is on the Board of FleetPride, Inc. He also serves as a director and member of the Compensation Committee of Armstrong World Industries, Inc. Mr. Burns served on the Board of Directors of Freescale Semiconductor, Inc. from July 2008 through March 2011, Graphic Packaging Holding Company from July 2009 through November 2011 and American Tire Distributors, Inc. from September 2009 through September 2014. Mr. Burns holds a B.S. degree in Mechanical and Metallurgical Engineering (cum laude) from the University of Connecticut and holds an M.B.A. degree from the Wharton School of Business.

Mr. Burns’ significant experience in the manufacturing and industrials industries, together with his board experience, allows Mr. Burns to provide instrumental leadership, operational, financial and strategic planning experience to our Board of Directors.

Steven B. Schwarzwaelder—Director. Mr. Schwarzwaelder has served on our Board of Directors since November 3, 2011. Mr. Schwarzwaelder retired from McKinsey & Company, Inc. in 2007 after 27 years, serving as a Director, elected member of their Shareholders’ Council from 2000 to 2006 and as an appointed member of the Managing Director’s Advisory Committee, Director Review Committee, Chair of the External Candidate Election Committee and the firm’s Knowledge Committee. Prior to joining McKinsey & Company, Inc., Mr. Schwarzwaelder received a B.A. with a major in Economics from Denison University, where he graduated with Highest Distinction and was elected Phi Beta Kappa. Following graduation from Denison, Mr. Schwarzwaelder worked for Inland Steel Company in Chicago while earning his M.B.A. degree from the University of Chicago in 1980. Mr. Schwarzwaelder serves on the Board of Directors of Greatwide Logistics Services/Cardinal since March 2011 and Syncreon Global Holdings Limited since 12/1/2013. He served on the Board of Directors of Dana Holding Corporation from October 2011 to April 2014. Mr. Schwarzwaelder serves as a Senior Advisor to TPG’s Industrial and Manufacturing Sector since March 2011 and to Centerbridge Capital since November 2013. Mr. Schwarzwaelder has had a distinguished career in business consulting, including nearly three decades with a major consulting firm. Mr. Schwarzwaelder’s broad range of knowledge, together with his past board experience allows him to provide unique and important counsel to our Board of Directors.

Mr. Schwarzwaelder has had a distinguished career in business consulting, including nearly three decades with a major consulting firm. Mr. Schwarzwaelder’s broad range of knowledge, together with his past board experience, allows Mr. Schwarzwaelder to provide unique and important counsel to our Board of Directors.

General (Retired) Walter L. "Skip" Sharp—Director. General (Retired) Sharp has served on our Board of Directors since November 13, 2014.  He retired from the U.S. Army in September 2011 after serving our nation for 37 years.  He last served as the Commanding General of United Nations Command, Combined Forces Command, U.S. Forces Korea (UNC/CFC/USFK) in Seoul Korea from June 2008 to July 2011.  He previously served as the Director of the Joint Staff in the Pentagon from August 2005 to June 2008. Since retiring from the U.S. Army, he has held the position of President and Manager of Sharp Advice LLC, where he provides strategic and effective business planning consulting services for various U.S and foreign companies.  General (Retired) Sharp holds a B.S. degree in Engineering from the U.S. Military Academy at West Point and holds an M.S. from Rensselaer Polytechnic Institute.

Mr. Sharp’s unique experience allows him to provide instrumental leadership and strategic business planning experience to our Board of Directors.

John H. Williford—Director. Mr. Williford has served on our Board of Directors since July 25, 2012. Mr. Williford has served as President, Global Supply Chain Solutions for Ryder System, Inc. since June 2008, where he has been responsible for management, operations, sales and marketing and the financial performance of Ryder System, Inc.’s Supply Chain Solutions and Dedicated Contract Carriage business segments. Prior to joining Ryder System, Inc., Mr. Williford founded and served as President and Chief Executive Officer of Golden Gate Logistics LLC from 2006 to June 2008. From 2002 to 2005, Mr. Williford served as President and Chief Executive Officer of Menlo Worldwide, Inc., the supply chain business of CNF, Inc. From 2005 to 2006, Mr. Williford was engaged as an advisor to Menlo Worldwide, Inc. subsequent to the sale of Menlo Worldwide Forwarding, Inc. to United Parcel Services, Inc. Mr. Williford holds a B.A. in Economics from Hamilton College and an M.B.A. from the University of California, Berkeley.

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

Christopher J. Yip—Director. Mr. Yip has served on our Board of Directors since April 29, 2011. Mr. Yip is currently a Principal at TPG where he is involved in the firm’s industrial and chemical sector investing efforts. Prior to joining TPG in 2005, Mr. Yip was employed by McKinsey & Company, Inc., a management consulting firm. Mr. Yip joined the Board of Directors of FleetPride, Inc. in November 2012. Mr. Yip holds an A.B. degree in Economics (cum laude) and an S.M. degree in Computer Science from Harvard University. Mr. Yip holds an M.B.A. degree from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar.

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

Audit Committee

The members of our Audit Committee are Messrs. Burke, Williford, and Yip. Mr. Burke is the Chairman of the Audit Committee. Messrs. Burke and Williford would be considered "independent" under SEC regulations. Additionally, our Board of Directors has determined that Mr. Burke is the Audit Committee financial expert.

The purpose of the Audit Committee is to assist the Board of Directors’ oversight of:

•	our accounting practices;

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements; and

•	the qualification, selection, independence and performance of our registered public accounting firm (the "independent auditor").

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

Item 11. Executive Compensation

The following discussion and analysis of compensation arrangements of our named executive officers ("NEOs") for the fiscal year ended September 30, 2014 (as described in the Summary Compensation Table below) should be read together with the compensation tables and related disclosures provided below and in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. Compensation information included in the following discussion is presented in actual dollar amounts. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary of Our Executive Compensation Program

As a company that began operations in 2011, we are continuously establishing and reviewing our compensation philosophy and programs as our Company develops and expands. Currently, the main objective of our compensation philosophy is to align the compensation of our NEOs with their individual performance and the performance of our Company. We drive that alignment with a total compensation package comprised of base salary, annual cash bonus awards, equity incentives and a competitive benefits program. Together these elements focus on:

•the linking of compensation to an executive’s individual performance and our financial performance;
•a balanced focus on both our short-term and long-term financial objectives; and
•the recruitment and retention of talented individuals for key leadership positions.

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

Key Components of Our Compensation Program

To meet the objectives of our executive compensation program, we have created both fixed and variable compensation elements. In order to provide stability and reliability to our NEOs, the fixed elements consist of base salary and health and welfare benefits. These fixed compensation elements are important because they allow our NEOs to focus on our business objectives. However, we believe that variable compensation elements, such as equity incentive awards and annual cash bonuses, create alignment between the goals of our NEOs and those of our unit holders. In addition, with respect to annual cash bonuses, our "pay for performance" concept allows us to incentivize and reward our NEOs in years where they have provided us with superior services.

In fiscal year 2014, we benchmarked our compensation elements against our peer group's and performed an analysis of our peers’ executive compensation packages to more closely gauge the competitiveness of our compensation. The Compensation Committee used the results of that analysis to help determine the compensation of our NEOs for fiscal year 2015. The Compensation Committee looked to the peer group identified in the table below for comparables, with a determination to generally provide total cash compensation at the 50th percentile and a focus to ensure alignment with the elements identified in the "Summary of Our Executive Compensation Program" section above and to consider the value of the executive or the executive’s role in relation to competiveness of the market.

Selected Peer Group

Company	Line of Business
A. Schulman, Inc.	Chemicals & Plastics
Airgas Inc.	Chemicals & Plastics
Applied Industrial Technologies Inc.	Distribution
Ashland Inc.	Chemicals & Plastics
Axiall Corporation	Chemicals & Plastics
Beacon Roofing Supply Inc.	Distribution
Brenntag AG	Distribution
Cabot Corporation	Chemicals & Plastics
Celanese Corporation	Chemicals & Plastics
Chemtura Corp.	Chemicals & Plastics
Core-Mark Holding Company, Inc.	Distribution
Expeditors International of Washington, Inc.	Distribution
HD Supply Holdings, Inc.	Distribution
MRC Global, Inc.	Distribution
Olin Corp.	Chemicals & Plastics
PolyOne Corporation	Chemicals & Plastics
RPM International Inc.	Chemicals & Plastics
Univar, Inc.	Distribution
Valspar Corp (The)	Chemicals & Plastics
WESCO International Inc.	Distribution

Setting Executive Compensation

Through September 30, 2011, our Board of Directors made all decisions regarding the compensation of our executive officers with input from our CEO, with the exception being his own compensation. After our Board of Directors established the Compensation Committee in November 2011, the Compensation Committee assumed responsibility for designing, implementing and administering our executive compensation programs going forward, guided by the compensation philosophy stated above. Each year the CEO makes recommendations to the Compensation Committee, except with respect to his own compensation regarding such components as salary adjustments, target annual incentive opportunities and the value of long-term incentive awards. In making his recommendations, the CEO considers such components as experience level, individual performance, overall contribution to Company performance and market data for similar positions. The Compensation Committee takes the CEO’s recommendations under advisement, but the Compensation Committee makes all final decisions regarding executive officer compensation, except for the CEO whose compensation is finally determined by the Board of Directors. With the exception of discussions regarding his compensation, our CEO will attend committee meetings as necessary. The Compensation Committee may also consult other employees, including the other NEOs, when making compensation decisions, but the Compensation Committee is under no obligation to involve our NEOs in its decision making process.

We engaged Pearl Meyer & Partners ("PM&P") as our executive compensation consultant in 2012. In addition to performing a review of peer company executive compensation packages, PM&P advises our Compensation Committee on matters related to executive compensation to help guide, develop and implement our executive compensation programs. PM&P performs no other services for us.

Base Salary

The base salary for each of our NEOs is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries are determined for each NEO based on his or her position and responsibility. Although the salary is fixed, we expect each NEO to achieve his or her performance objectives, contribute to our performance, provide leadership and vision to his or her area of responsibility and exhibit the ethics and integrity delineated in our Global Standards of Business Conduct. For fiscal year 2014, the Compensation Committee determined appropriate levels of base salary compensation for our NEOs, following recommendations from our CEO, except with respect to his own compensation. The Compensation Committee utilized the compensation analysis performed by PM&P regarding salaries at various companies within our industry to help determine the base salary levels for our NEOs.

On an annual basis, our Compensation Committee reviews the base salaries for each NEO, as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review it considers individual and Company performance over the course of that year. The base salary earned by each NEO for the fiscal year 2014 is described in the table set forth below.

Bonuses

The Annual Incentive Plan (the "Bonus Plan") was adopted to encourage our NEOs to achieve our business objectives and to attract and retain them through the opportunity for substantial performance-related incentive compensation and is administered by our Compensation Committee.

The Bonus Plan sets a target bonus award for each participant based upon a percentage of that individual’s base salary as indicated in the table below.

NEO Base Salary & Target Bonus Opportunity

NEO	Base Salary(1)	Target Bonus Opportunity
David A. Bradley	$800,000	125%
Ross J. Crane	$472,000	70%
Michael B. Farnell, Jr.	$388,125	50%
Henry E. Harrell, III	$362,250	65%
Shawn Williams	$336,000	60%

(1)               At the beginning of the fiscal year, the base salaries for Messrs. Bradley, Crane, Farnell, Harrell, and Williams were $650,000, $440,000, $375,000, $350,000, and $300,000, respectively. Their base salaries were adjusted on November 11, 2013, to the amounts indicated in the above table

Under the Bonus Plan, our NEOs can earn 0% to 250% of their target bonus amount based on Company performance and on the NEO’s individual performance. With respect to fiscal year 2014, the Company performance objectives took into account performance goals related to an adjusted EBITDA metric, which we define for purposes of the Bonus Plan and this CD&A as earnings before interest, taxes, depreciation and amortization for the applicable year, adjusted as our Compensation Committee deems necessary to reflect extraordinary or non-recurring events such as acquisitions, divestitures and other similar transactions. Once a performance metric for the plan is chosen, the Compensation Committee assigns threshold, target and maximum levels applicable to each performance metric to act as guidelines at the end of the performance period, which is the fiscal year. If applicable performance targets are earned at the threshold level for each metric, the bonus pool is funded.

The general Company performance payout at the threshold level is 50% of the target bonus. If performance targets are earned at target, 100% of the target bonus will typically be paid. Finally, if performance targets are earned at maximum levels, up to 250% of the target bonus may be paid as illustrated in the chart below. Provided the bonus pool is funded, the percentage of the target bonus paid out with regard to the Company performance factor will be calculated using the weighted average of the payout factor for each Company performance metric on an incremental basis.

Once the bonus payout related to Company performance is determined, that amount may be decreased or increased based on the NEO’s individual performance. The Compensation Committee will apply a multiplier ranging from zero to two, with one representing the baseline for "Valued Contributor." Regardless of the individual performance factor, the total payout under the Bonus Plan is capped at 250% of the NEO’s target bonus amount.

FY 2014 Bonus Plan

Company Performance Variables	Threshold	Target	Maximum
Metric: adjusted EBITDA (expressed in millions)	$129.5	$185.0	$280.0

Payout Percentage: (threshold must be met for bonus pool to be funded)	50%	100%	Up to 250%

Individual Performance & Retention:	To receive any payout under the Bonus Plan, NEOs must:

• receive a "Valued Contributor" rating or above, and

• remain continuously employed through the date the bonus payout occurs.

In addition to the awards paid under the Bonus Plan, our Compensation Committee may provide additional discretionary bonuses to our NEOs to recognize their significant efforts to drive Company performance. These bonuses also require that the recipient be employed with us through the payout date, which generally occurs at the end of each calendar year, to be eligible for and receive any payout. The bonus payouts related to fiscal year 2014 indicated in the table below will be paid on December 12, 2014.

NEO Bonuses Related to FY 2014

NEO	Bonus Plan Award(1)	Discretionary Bonus	Total Bonuses/ Incentives
David A. Bradley	$810,000	$—	$810,000
Ross J. Crane	$267,624	$376	$268,000
Michael B. Farnell, Jr.	$188,629	$371	$189,000
Henry E. Harrell, III	$181,000	$—	$181,000
Shawn Williams	$146,966	$34	$147,000

(1)                  For purposes of the FY 2014 Bonus Plan, each participant’s target bonus opportunity was applied to his or her base salary. The awards were paid out at a Company performance factor of 81% of target based on our adjusted EBITDA, as defined, performance of $181.4 million, and our NEO’s personal performance factor.

Long-Term Equity-Based Incentives

While we have not formally adopted any long-term incentive plans, our Compensation Committee grants newly-hired NEOs Series B Units in Holdings pursuant to Holdings’ limited liability company agreement. We believe that overall business success creates meaningful value to both our unit holders and, through their equity holdings, our executives. The Holdings Series B Units are designed as "profits interests" within the meaning of Revenue Procedures 93-27 and 2001-43, which is intended to provide an immediate and significant alignment between our NEOs and the future success of our business. It is intended that our NEOs receive these profits interests at or near the time of hire and when deemed appropriate to further demonstrate commitment and reinforcement of value creation. The number of Series B Units granted to each of our NEOs was not determined pursuant to any formulaic equation or benchmarking to any peer groups, rather, the number of Series B Units is determined by our Compensation Committee in its sole discretion, after taking into account discussions with our management team and overall retention goals. The actual number of units and the value associated with a potential payment of the units is described in greater detail in the "Grants of Plan-Based Awards for the 2014 Fiscal Year" table below.

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

As described in table below, the vesting schedule for the Holdings Series B Units is split equally between the time-based units, which vest annually over a five year period (the "Time-Based Units") and the performance-based units, which vest in accordance with a performance-based schedule that is divided into five twelve month periods (the "Performance-Based Units").

Holdings Series B Unit Vesting Schedule

Vesting Components	Vesting Schedule(1)
Time-Based Units (50%)	● 20% vest annually on the 1st through 5th anniversary of the Vesting Beginning Date
● NEO must remain continuously employed through each vesting date
Performance-Based Units (50%)	● 20% vest annually on the 1st through 5th anniversary of the Vesting Beginning Date, assuming the applicable performance based metric is achieved (2)
● NEO must remain continuously employed through each vesting date

(1)                  Mr. Bradley’s 8,100,000 Series B-1 grant, Mr. Crane’s 2,000,000 Series B-1 grant, and Mr. Farnell’s 1,440,000 Series B-1 grant have a March 31, 2011 Vesting Beginning Date. Mr. Bradley’s 1,000,000 Series B-2 grant,  Mr. Crane’s 400,000 Series B-2 grant, Mr. Farnell’s 100,000 Series B-2 grant, Mr. Harrell’s 1,250,000 Series B-2 grant, and Mr. Williams’ 1,250,000 Series B-2 grant have an April 1, 2012 Vesting Beginning Date. Mr. Williams’ subsequent 200,000 Series B-2 grant has an April 1, 2013 Vesting Beginning Date.

(2)                  In fiscal year 2011, the Company attained, based on the LIFO method of inventory accounting, an adjusted EBITDA of $75.8 million, rather than our vesting target of $84.9 million. Nonetheless, the Compensation Committee accelerated vesting of the tranche of Performance-Based Units associated with the fiscal year, effective April 1, 2012, to recognize the efforts of the NEOs and senior management team in launching Nexeo Solutions, LLC as a stand-alone company. In fiscal years 2012 and 2013, the Company attained, based on the average cost method of inventory accounting, an adjusted EBITDA of $134.9 million and $165.5 million, respectively, rather than our vesting target of $167.0 million and $202.0 million, respectively. Accordingly, the tranche of Performance-Based Units associated with those fiscal years did not vest. In fiscal year 2014, the Company attained, based on an average cost method of inventory accounting, an adjusted EBITDA of $181.4 million rather than our vesting target of $200 million. Although the 2014 tranche performance-based units did not vest, under the terms of the Holdings Series B Unit Agreements, the fiscal year 2014 tranche of units could subsequently vest upon the achievement of the adjusted EBITDA target amount for the fiscal year 2015 performance period.

The Compensation Committee has established the adjusted EBITDA targets that must be achieved for each annual performance-based period through fiscal year 2017 and will set the targets for fiscal years thereafter. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the number of Units subject to the failed vesting tranche can roll forward within the applicable vesting schedule and subsequently vest upon the achievement of the Adjusted EBITDA performance target amount for the following annual performance period. The vesting schedule may be accelerated at the discretion of the Compensation Committee and in certain other situations, which are described in more detail within the "Potential Payments Upon Termination or a Change in Control" section below. Unvested Performance-Based Units will also vest if there is a Liquidity Event in which TPG realizes a multiple of money ("MoM") of 3.0x within seven years of the initial performance period associated with each grant, as such event and related terms are described in the "Potential Payments Upon Termination or a Change in Control" section below.

Executive Agreements

We entered into a formal employment agreement with Mr. Bradley on March 31, 2011. Mr. Bradley’s employment agreement had an initial term of employment of three years, with automatic one-year renewals, absent notice by Mr. Bradley or the Company of the intention not to renew the agreement. Mr. Bradley’s employment agreement provides for a minimum annual base salary of $650,000 that may be adjusted by our Board of Directors, and for two bonus payments that were made on January 1, 2012, and January 1, 2013, each for $250,000 (the "2012 and 2013 January Bonuses"). In addition, the employment agreement provides for an annual bonus with a target bonus opportunity of up to at least 100% of his annual base salary in effect at the time of the payment of the bonus to be governed by the Bonus Plan. Mr. Bradley is eligible to participate in our employee benefit programs, plans and practices in accordance with the terms and conditions of the individual plans. The employment agreement contains standard confidentiality, non-solicitation and non-compete provisions.

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

Severance and Change in Control Benefits

As more fully discussed in the "Potential Payments Upon Termination or a Change in Control" section below, Mr. Bradley’s employment agreement contains provisions that provide for severance and change-in-control benefits, including the award of phantom units. Additionally, the individual award agreements with our NEOs that govern the Holdings Series B Unit awards contain accelerated vesting provisions that will apply upon a liquidity event. In addition, in December 2011, the Compensation Committee adopted the Nexeo Solutions, LLC Severance Plan for U.S. Officers and Executives (the "Severance Plan"). The Severance Plan covers NEOs who are not covered under any other severance plan or program that provides duplicative benefits or are not a party to an employment agreement with us that provides severance benefits.

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

Other Benefits

We provide our employees, including our NEOs, with non-discriminatory health and welfare benefits and retirement benefits. To ensure a minimum guaranteed 7% compensation benefit, we sponsor the Nexeo Solutions, LLC Excess Benefit Plan ("Excess Benefit Plan") for the benefit of our NEOs. The Excess Benefit Plan is a deferred compensation plan that provides for notional contributions up to 7% of our NEO’s compensation if such amount was not contributed as a part of the 401(k) matching contributions described above. For purposes of the Excess Benefit Plan, the value, if any, of Holdings Series B Unit awards are not considered. The participant must remain continuously employed with us through the payout date to be eligible for and receive any payout under the Excess Benefit Plan. Payouts under the Excess Benefit Plan are included for our NEOs in the Summary Compensation Table below.

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

Summary Compensation Table

The table below sets forth the annual compensation earned by our "NEOs" during the 2014, 2013, and 2012 fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
David A. Bradley	2014	$782,692	$—	$—	$810,000	$—	$75,488	$1,668,180
Chief Executive Officer	2013	$650,000	$349,450	$330,000	$355,550	$—	$109,158	$1,794,158
	2012	$650,000	$250,000	$—	$445,900	$—	$59,633	$1,405,533

Ross J. Crane	2014	$468,308	$376	$—	$267,624	$—	$38,190	$774,498
Chief Financial Officer	2013	$432,308	$47,524	$132,000	$168,476	$—	$47,454	$827,762
	2012	$400,000	$—	$—	$192,080	$—	$214,382	$806,462

Michael B. Farnell, Jr.	2014	$386,610	$371	$—	$188,629	$—	$31,151	$606,761
Chief Legal Officer	2013	$375,000	$28,437	$33,000	$102,563	$—	$40,393	$579,393
	2012	$375,000	$—	$—	$154,350	$—	$98,223	$627,573

Henry E. Harrell, III	2014	$360,836	$—	$—	$181,000	$—	$31,334	$573,170
Senior Vice President, Chemicals(6)	2013	$281,346	$82,224	$412,500	$80,776	$—	$44,117	$900,963

Shawn Williams	2014	$331,846	$34	$—	$146,966	$—	$55,946	$534,792
Senior Vice President, Plastics(6)	2013	$300,000	$178,258	$478,500	$101,742	$—	$320,175	$1,378,675

(1)                   Amounts in this column reflect the salary earned by each of the executive officers. At the beginning of the fiscal year, the base salaries for Messrs. Bradley, Crane, Farnell, Harrell, and Williams were $650,000, $440,000, $375,000, $350,000, and $300,000, respectively. The base salaries were adjusted on November 11, 2013, to $800,000, $472,000, $388,125, $365,250, and $336,000, respectively.

(2)                    Amounts in this column for fiscal year 2014 reflect discretionary bonuses for fiscal year 2014 that will be earned and paid on December 12, 2014

Name	Sign-On Bonus	Discretionary Bonus	Total
David A. Bradley	$—	$—	$—
Ross J. Crane	$—	$376	$376
Michael B. Farnell, Jr.	$—	$371	$371
Henry E. Harrell, III	$—	$—	$—
Shawn Williams	$—	$34	$34
(3)                      The values in this column represent the grant date fair value of Holdings Series B Units granted to our NEOs on the respective date of each grant computed in accordance with ASC Topic 718. The amount included for Messrs. Bradley, Crane, Harrell and Williams, was calculated using a $0.33 weighted average unit price based on the respective date of the grant. The weighted average unit price is a blended average of the fair value of both the time- and performance-based Holdings Series B Units. The fair value of each unit of profits interest granted in fiscal year 2013 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the following valuation assumptions: expected term between 4 and 6 years, expected price volatility of 48.8% to 60.7%, a risk-free interest rate of 0.65% to 0.67% and an expected distribution yield of 0%.
(4)                      Bonus Plan awards for fiscal year 2014 will be earned and paid on December 12, 2014.
(5)                      The amounts in this column for fiscal year 2014 reflect the total dollar value of taxable relocation assistance paid, retirement plan contributions, and other benefits earned by our NEOs as indicated in the following table:

All Other Compensation

Name	Taxable Relocation Assistance	401(k) Contributions	Excess Benefit Plan Contributions(a)	Other(b)	Total
David A. Bradley	$—	$28,965	$43,818	$2,705	$75,488
Ross J. Crane	$—	$20,665	$15,544	$1,981	$38,190
Michael B. Farnell, Jr.	$—	$18,164	$9,608	$3,379	$31,151
Henry E. Harrell, III(c)	$4,642	$16,843	$8,528	$1,321	$31,334
Shawn Williams(d)	$23,711	$17,266	$12,708	$2,261	$55,946

(a)              The amounts in this column represent Excess Plan contributions made during fiscal year 2014.
(b)             The amounts in this column represent the aggregate amounts paid by the Company or taxable to the respective NEO for life insurance premiums, executive physicals, executive spousal travel, health incentives or state tax preparation assistance, none of which exceeded $10,000 as a category for any NEO.
(c)             Mr. Harrell has been employed with the Company since November 27, 2012, and the amount shown for him for fiscal year 2014 for taxable gross ups related to relocation assistance paid to him during that fiscal year in connection with his relocation from Raleigh, North Carolina to the Houston, Texas area of $4,642.
(d)             Mr. Williams has been employed with the Company since September 10, 2012, and the amount shown for him for fiscal year 2014 for taxable relocation assistance represents the aggregate amounts paid to him during that fiscal year in connection with his relocation from Sarasota Springs, New York to the Houston, Texas area, including household goods expenses of $5,067 (plus total tax gross ups in the amount of $18,644).
(6)                      Fiscal year 2012 and 2011 compensation information is not included for Messrs. Harrell, and Williams, as they were not NEOs in any previous fiscal year and were hired on November 27, 2012, and September 10, 2012, respectively.

Grants of Plan-Based Awards for the 2014 Fiscal Year

			Estimated Possible Payouts Under Non- Equity Incentive Plan Award(1)			Stock Awards: Number of Shares of Stock or	Estimated Future Payouts Under Equity Incentive	Grant Date Fair Value of Equity
Name	Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units(2)	Plan Awards	Awards ($)
David A. Bradley	Bonus Plan		$500,000	$1,000,000	$2,500,000	—	—	—

Ross J. Crane	Bonus Plan		$165,200	$308,000	$826,000	—	—	—

Michael B. Farnell, Jr.	Bonus Plan		$97,031	$194,063	$485,156	—	—	—

Henry E. Harrell	Bonus Plan		$117,731	$235,463	$588,656	—	—	—

Shawn Williams	Bonus Plan		$100,800	$201,600	$504,000	—	—	—

(1)           These columns show the threshold, target and maximum payouts for Company performance under the Bonus Plan. As described in the section "Bonuses" above, bonus payouts range from 0% to 250% of target, with threshold, target and maximum payouts provided at 50%, 100%, and 250%, respectively. Each NEO’s possible bonus payout is calculated by first multiplying our NEO’s target bonus opportunity percentage by his or her base salary and then prorating that amount for actual days of service as an employee during the fiscal year.

(2)          No Holdings Series B Units were granted to any NEO in fiscal year 2014.

Outstanding Stock Awards at 2014 Fiscal Year-End

The following table provides information on the current unvested Holdings Series B Units and Phantom Units held by our NEOs. This table includes unvested Holdings Series B Units and Phantom Units. The vesting dates for the Holdings Series B Units and the Phantom Units are explained under "Long-Term Equity-Based Incentives" and "—Potential Payments Upon Termination or a Change of Control—Bradley Employment Agreement."

Name	Number of Unvested Stock Awards: Number of Shares of Stock or Units(1)
David A. Bradley(2)
Holdings Series B Units	5,660,000
Phantom Units	2,000,000
Ross J. Crane(2)
Holdings Series B Units	1,520,000
Michael B. Farnell, Jr. (2)
Holdings Series B Units	944,000
Henry E. Harrell, III(2)
Holdings Series B Units	1,000,000
Shawn Williams(2)
Holdings Series B Units	1,180,000

(1)                  For Messrs. Bradley, Crane, and Farnell, the vesting for any Holdings Series B Units is as follows: 50% vest based on time (20% of those vest each March 31, assuming continued employment) and 50% vest based on performance (20% of those vest each March 31, assuming the Company performance metrics are met). For Messrs. Harrell, and Williams, the vesting for any Holdings Series B Units is as follows: 50% vest based on time (20% of those vest each April 1, assuming continued employment) and 50% vest based on performance (20% of those vest each April 1, assuming the Company performance metrics are met).

(2)                  The Beginning Vesting Date for these units is detailed in Note 1 to the "Holdings Series B Unit Vesting Schedule" table above.

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

Mr. Bradley’s employment agreement provides a one-time grant of 2,000,000 performance-based phantom units designed to pay him a performance bonus in the event that we have a liquidity event. A "Liquidity Event" shall occur on the date of:

•
a transaction, including any financial restructuring transaction, which when aggregated, with any other prior transaction (whether or not related), results in the cumulative sale, transfer or other disposition of more than 65% of the "initial majority sponsor units"(1); or

•	any other transaction or series of transactions (whether or not related) determined by our Board, in its sole discretion, to constitute a Liquidity Event.

For purposes of calculating the amount of his potential performance bonus following a Liquidity Event, the value of each phantom unit he received equaled $1.00 on the effective date of his employment agreement. In the event that the MoM(2) of our majority sponsors in connection with a Liquidity Event is equal to or less than 1.249, the value of each phantom unit underlying the performance bonus will increase or decrease, as applicable, in an exact correlation with the value of one unit of our common units. In the event that our majority sponsors achieve a MoM of 1.25 or greater in connection with a Liquidity Event, the value of each phantom unit that comprises Mr. Bradley’s performance bonus shall be equal to $0.

(1)                  The "initial majority sponsor units" shall generally mean our common units that were issued to our majority sponsors in connection with the Ashland Distribution Acquisition.

Additionally, Mr. Bradley’s agreement provides for severance benefits upon certain terminations of employment. If Mr. Bradley’s employment terminates due to non-renewal of his employment agreement or for "Cause"(3), he only receives a lump sum payment of any base salary earned through his termination date. However, if he terminates his employment for "Good Reason"(4) or if we terminate his employment without Cause, he is also entitled to receive an amount paid over a 24-month period equal to his annual bonus and/or performance bonus determined prior to the termination date, two times his annual base salary, a payout of the 2012 and 2013 January Bonuses if unpaid as of the termination date and up to 18 months of reimbursement for COBRA premiums related to any continuation of his medical and dental coverage. If Mr. Bradley’s employment terminates before the second anniversary following the effective date of a change of control event, he is entitled to receive an amount paid over a 24-month period equal to his annual bonus and/or performance bonus determined prior to the termination date, two times his annual base salary, a payout of the 2012 and 2013 January Bonuses if unpaid as of the termination date, up to 18 months of reimbursement for COBRA premiums related to any continuation of his medical and dental coverage, two times his target annual bonus and any payments related to the vesting or settlement of his Holdings Series B Units. Any installment payments are conditioned upon satisfaction of a two year non-competition agreement. Further, if Mr. Bradley’s employment terminates due to death or disability, he is entitled to a lump sum payment of any base salary earned through his termination date as well as the amount of his annual bonus and/or performance bonus determined prior to the termination date.

Holdings Series B Units Agreements

The individual award agreements that govern our Holdings Series B Unit awards provide that, upon a termination of employment within 24 months of a change of control occurring within seven years of the vesting beginning date, all outstanding and unvested Holdings Series B Units automatically vest, as long as the employee is employed by us at the time of the event (all relevant terms defined in "Bradley Employment Agreement" section above). Under the award agreements, redemption of any vested Holdings Series B Units is calculated on a per unit basis as the difference between the fair value at the time of redemption and the threshold value at the time of grant.

Severance and Change in Control Benefits

Under the Severance Plan, our NEOs, other than Mr. Bradley, receive no benefits in connection with a for-Cause termination or resignation. If their employment is terminated without Cause, our NEOs are entitled to

•	30 days' notice pay (if applicable);

•	12 months of base pay paid over a 12-month period; and

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

(3)      Cause" includes: (1) a material breach by Mr. Bradley of his contractual performance obligations, (2) his commission of fraud, embezzlement, misappropriation, willful misconduct or breach of certain fiduciary duties, (3) a material breach of his duties regarding confidentiality, intellectual or real property, non-solicitation or non-competition, (4) his conviction, plea of no contest or nolo contendere , deferred adjudication or unadjudicated probation for any felony or crime involving moral turpitude, (5) any failure to carry out, or comply with, in any material respect, any lawful directive of the Board, or (6) his unlawful use of illegal drugs.

(4)            Good Reason" includes, after a 30-day period of opportunity for us to cure: (1) a material default of our obligations under the agreement, (2) a significant diminution of Mr. Bradley’s duties or role as Chief Executive Officer, or (3) the change in the primary physical location our business of over 100 miles.

For a termination of employment within 24 months of a change of control, our NEOs, other than Mr. Bradley, would be entitled to a lump sum payment of

•	30 days' notice pay (if applicable);

•	18 months of base pay;

•	a prorated portion of the bonus they would have received under the Bonus Plan for that fiscal year;

•	the greater of the three-year average of the bonuses they would have received under the Bonus Plan or that fiscal year’s target bonus; and

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

Assuming a September 30, 2014 termination event, our NEOs could have received the following payments, depending on the termination reason:

Payments Upon Termination or a Change in Control (1)

Name	For-Cause Termination	Termination Without Cause	Termination Without Cause or For Good Reason Within 24 Months of a Change of Control	Death / Disability
David A. Bradley(2)	$—	$2,434,825	$7,974,825	$810,000
Ross J. Crane(3)	$—	$519,594	$2,278,394	$—
Michael B. Farnell, Jr.(4)	$—	$433,849	$1,623,885	$—
Henry E. Harrell, III(5)	$—	$405,847	$1,335,951	$—
Shawn Williams(6)	$—	$377,440	$1,385,346	$—

(1)         Payment of any base salary earned through the termination date was assumed current at the event in question for these fiscal-year end termination scenarios.

(2)         Mr. Bradley would receive the same amount for a Good Reason resignation as he would for a termination Without Cause. For a termination of employment without Cause or Good Reason following a change of control, Mr. Bradley would have received $4,434,825 pursuant to his employment agreement. He would not have been entitled to a performance bonus related to his phantom units, based on a termination date fair value of $1.40 per unit, assuming a transaction involving the complete sale of all Holdings Series A and B Units. He would receive $3,240,000 to redeem his then-vested 8,100,000 Holdings Series B-1 Units, and $300,000 to redeem his then-vested 1,000,000 Holdings Series B-2 Units, assuming Holdings redeemed his then-vested units, based on a termination date fair value of $1.40 per unit and an original threshold value of $1.00 and $1.10, respectively.

(3)         For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Crane would receive under the Severance Plan and an additional $920,000 if Holdings redeemed his then-vested 2,000,000 Holdings Series B-1 Units and 400,000 Holdings Series B-2 Units, based on a termination date fair value of $1.40 per unit and an original threshold value of $1.00 and $1.10, respectively.

(4)         For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Farnell would receive under the Severance Plan and an additional $606,000 if Holdings redeemed his then-vested 1,440,000 Holdings Series B-1 Units and 100,000 Holdings Series B-2 Units, based on a termination date fair value of $1.40 per unit and an original threshold value of $1.00 and $1.10, respectively.

(5)        For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Harrell would receive under the Severance Plan and an additional $375,000, if Holdings redeemed his then-vested 1,250,000 Holdings Series B-2 Units, based on a termination date fair value of $1.40 per unit and an original threshold value of $1.10.

(6)     For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Williams would receive under the Severance Plan and an additional $435,000, if Holdings redeemed his then-vested 1,450,000 Holdings Series B-2 Units, based on a termination date fair value of $1.40 per unit and an original threshold value of $1.10.

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

In November 2011, Messrs. Burke and Schwarzwaelder joined our Board of Directors. In July 2012, Mr. Williford joined our Board of Directors. Each has an agreement with us covering a three-year term with service fees of $75,000 per year. Each director will receive a yearly grant of $60,000 in Holdings Series B Units that vest over a three-year period, assuming continual service through the applicable vesting dates. In July 2013, the Nominating & Governance Committee approved an increase to the annual service fees for Messrs. Burke, Schwarzwaelder, and Williford to $100,000 a year, effective at the beginning of fiscal year 2013. The Committee also approved providing an additional annual award to the chairs of the Audit, Compensation, and Nominating & Governance Committees of $25,000, $10,000, and $5,000, respectively, effective at the beginning of fiscal year 2013. Since the current chairs of the Compensation and Nominating & Governance Committees are employed by TPG, they do not receive the additional compensation for chair service. Additionally, on January 1, 2014, we entered into a one year consulting agreement with Mr. Schwarzwaelder to provide additional services including identifying, evaluating, recommending and implementing various strategic initiatives for a fee of $175,000 per year. The consulting agreement is renewable but can be terminated at any time and automatically terminates at such time Mr. Schwarzwaelder is no longer a member of the Board of Directors. Upon termination of the agreement, Mr. Schwarzwaelder is entitled to all accrued, but unpaid fees and expense reimbursements as of the termination date. In November 2014, General (Retired) Sharp joined our Board of Directors. He has an agreement with us covering a three-year term with service fees of $100,000 per year and a yearly grant of $60,000 in Holdings Series B Units that vest over a three-year period, assuming continual service through the applicable vesting dates.

Director Equity-Based Compensation

As discussed above, during fiscal year 2012, we provided equity-based compensation to Messrs. Smith, Burke, Schwarzwaelder and Williford. We did not grant Holdings Series B Units to our directors who are employed by TPG.

Director Compensation for the 2014 Fiscal Year

Name(1)	Fees earned or paid in cash	Stock awards(2)	Bonus(3)	Total
Dan F. Smith	$162,500	$20,714	$131,625	$314,839
Kenneth M. Burke	$125,000	$11,539	$—	$136,539
Steven B. Schwarzwaelder	$231,248	$11,539	$—	$242,787
John H. Williford	$100,000	$11,539	$—	$111,539

(1)        Messrs. Bradley, Burns, Wright and Yip did not receive any compensation for their services as directors during fiscal year 2014.

(2)          As explained above, the applicable equity awards that are disclosed in these tables are Holdings Series B Units rather than traditional "stock" awards. Amounts in this column reflect the weighted grant date fair value of the Holdings Series B Units at $0.29 unit price for Mr. Smith, and a $0.25 unit price for Messrs., Burke, Schwarzwaelder and Williford, based only on time as a vesting component, in accordance with ASC Topic 718.

(3)         The bonus for Mr. Smith was paid out at a Company performance factor of 81% of target based on our adjusted EBITDA, as defined, performance of $181.4 million. Bonus awards for fiscal year 2014 will be paid on December 12, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of September 30, 2014, all of the membership interests in Solutions were held by Holdings and Sub Holding, which is a wholly owned subsidiary of Holdings. All of the membership interests in Holdings were directly or indirectly held by TPG and one or more co-investors, including members of management.

The following table provides information with respect to the ownership of Holdings as of December 1, 2014 for:

•	each person known by us to beneficially own more than a 5% equity interest in Holdings;

•	each member of our Board of Directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group. Unit amounts indicated below reflect beneficial ownership, through Holdings, by such entities or individuals of the equity interests in us.

The amounts and percentages of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficially within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated units. Unless otherwise noted, the address of each beneficial owner is c/o Nexeo Solutions, LLC, 3 Waterway Square Pl, Suite 1000, The Woodlands, Texas 77380.

	Series A Units Beneficially Owned		Series B Units Beneficially Owned
	Number	Percentage	Number	Percentage
5% Unitholders
TPG Fund(1)	495,454,545	99.47%	—	—
Named Executive Officers and Directors
David A. Bradley (2)	500,000	*	9,100,000	23.59%
Ross J. Crane(2)	100,000	*	2,400,000	6.22%
Michael B. Farnell, Jr. (2)	150,000	*	1,540,000	3.99%
Henry E. Harrell, III (2)	54,545	*	1,500,000	3.89%
Shawn D. Williams (2)	90,909	*	1,450,000	3.76%
Dan F. Smith(3)	500,000	*	1,775,670	4.60%
Kenneth M. Burke(4)	—	—	203,556	*
Kevin R. Burns(5)	—	—	—	—
Steven B. Schwarzwaelder(4)	—	—	203,556	*
General (Retired) Walter L. "Skip" Sharp(6)	—	—	42,857	*
John H. Williford(7)	—	—	143,557	*
Nathan H. Wright(5)	—	—	—	—
Christopher J. Yip(5)	—	—	—	—
All officers and directors as a group (20 persons)	1,835,139	*	24,724,196	64.09%

*                          Represents less than one percent.

(1)
Includes 450,000,000 of Series A-1 and 45,454,545 of Series A-2 Units of Holdings (the "TPG Interests") owned by TPG Accolade, L.P. a Delaware limited partnership, whose general partner is TPG VI AIV SLP SD L.P., a Delaware limited partnership whose general partner is TPG VI AIV SLP SD Advisors, LLC, a Delaware limited liability company ("TPG Group Advisors"). David Bonderman and James G. Coulter are officers of the TPG Group Advisors and the ultimate controllers of TPG Group Advisors and may therefore be deemed to be beneficial owners of the TPG Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Interests. The address of TPG Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(2)
The Series B Units held by David A. Bradley, Ross J. Crane, Michael B. Farnell, Jr., Henry E. Harrell, III, and Shawn D. Williams vest as follows: 50% time vested (20% of time-vested units vest on the anniversary of the Vesting Beginning Date for five years) and 50% performance based (20% of performance-based units for each annual performance period).

(3)
Of the Series B Units held by Dan F. Smith, 1,530,000 of those time-vested on April 29, 2012. The remaining 245,670 Series B Units time-vest as follows: 90,909 of the Series B Units time-vested 50% on April 1, 2013 and 50% on April 1, 2014, 83,333 units vest 50% on the anniversary of the vesting Beginning Date (April 1, 2013) for two years, and 71,428 units vest 50% on the anniversary of the vesting Beginning Date (April 1, 2014) for two years, assuming continued service on our Board of Directors.

(4)
The Series B Units held by Kenneth M. Burke and Steven B. Schwarzwaelder time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date for three years, assuming continued service on our Board of Directors. For Messrs. Burke and Schwarzwaelder, 60,000 Series B Units have a November 1, 2011 Vesting Beginning Date, 54,545 Series B Units have a November 1, 2012 Vesting Beginning Date, 46,154 Series B Units have a November 1, 2013 Vesting Beginning Date, and 42,857 Series B Units have a November 1, 2014 Vesting Beginning Date.

(5)
Kevin R. Burns and Nathan H. Wright are each TPG Partners and Christopher J. Yip is a Principal at TPG. None of Messrs. Burns, Wright or Yip has voting or investment power over and each disclaims beneficial ownership of the TPG Interests. The address of Messrs. Burns, Wright and Yip is c/o TPG Capital, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(6)
The Series B Units held by General (Retired) Walter L. "Skip" Sharp time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date (November 13, 2014) for three years, assuming continued service on our Board of Directors.

(7)
The Series B Units held by John H. Williford time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date for three years, assuming continued service on our Board of Directors. 54,546 Series B Units have a July 25, 2012 Vesting Beginning Date, 46,154 Series B Units have a July 25, 2013 Vesting Beginning Date, and 42,857 Series B Units have a July 25, 2014 Vesting Beginning Date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Sales and Purchases

From time to time, we may enter into related party transactions in the ordinary course of business. Certain related party transactions that occurred since the beginning of the fiscal year ended September 30, 2014, and more recent periods, are described below.

Transactions with TPG

Equity Contributions

As of September 30, 2014, TPG and its co-investors, including certain members of management, own 100% of our Series A Units representing membership interests. For more information, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Management Services Agreement and other fees

In March 2011, we entered into a management services agreement with TPG pursuant to which it provides us with ongoing management, advisory and consulting services. As part of this agreement, TPG receives quarterly management fees equal to 2% of our "Adjusted EBITDA" (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3.0 million), as well as reimbursements for consulting services and out-of-pocket expenses incurred by them in connection with providing such management services. Effective January 1, 2014, the quarterly management fee to TPG is equal to 2% of the Company’s "Adjusted EBITDA" (as defined in the agreement) less $0.175 million, subject to a revised minimum annual amount of $2.825 million. For the fiscal year ended September 30, 2014, we recorded management fees of approximately $3.3 million, paid to TPG under the management services agreement. For the fiscal year ended September 30, 2014, we recorded consulting fees to TPG of approximately $1.4 million. Approximately $0.1 million in consulting fees to TPG were recorded for the period from October 1, 2014 through October 31, 2014.

Effective January 1, 2014, under the terms of a consulting services agreement, the Company agreed to pay an annual fee of $0.175 million to Steven B. Schwarzwaelder, a member of the Company’s Board of Directors, for strategic consulting services. The company recorded fees of approximately $0.1 million for the fiscal year ended September 30, 2014 related to this agreement.

We also pay TPG specified success fees in connection with advice they provide in relation with certain corporate transactions. In connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem, TPG received a one-time aggregate transaction fee of $10.0 million during the first quarter of fiscal year 2013. In connection with the CSD Acquisition and the Archway Acquisition, the Company paid TPG a one-time aggregate transaction fee of $2.0 million and $2.5 million, respectively. In addition TPG received reimbursement of out-of pocket expenses incurred by them in connection with these transactions.  The agreement also contains customary exculpation and indemnification provisions in favor of TPG and its affiliates.

In addition, we participate in TPG’s leveraged procurement program. While we are no longer subject to a fee for our continued participation in this program, we paid TPG a fee of $0.1 million, and $0.2 million, respectively, to participate in this program during fiscal years 2013 and 2012. This fee was calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Our participation in TPG’s leveraged procurement program has renewed on an annual basis and currently is anticipated through March 31, 2015.

Transactions with TPG Portfolio Companies

TPG is a private investment firm that has investments in companies that do business with us. For the fiscal year ended September 30, 2014, we recorded approximately $17.5 million associated with sales of our products and services to companies in which TPG has an investment. At September 30, 2014, TPG entities owed the Company approximately $3.7 million related to these sales, included in "Accounts and notes receivable" in the consolidated balance sheet. Additionally, from October 1, 2014 through October 31, 2014, we recorded approximately $1.7 million in sales of our products and services to companies in which TPG has an investment. We did not make any significant purchases from TPG related entities for the fiscal year ended September 30, 2014, or for the period from October 1, 2014 through October 31, 2014.

Transactions with Other Related Parties

In connection with the CSD Acquisition, we assumed a truck and lease service agreement ("Ryder Truck Lease") dated July 10, 2006, with Ryder Truck Rental, Inc. ("Ryder"). In addition, during the fourth quarter of fiscal year 2014, the Company engaged a company affiliated with Ryder for logistics advisory services. John Williford, a member of our Board of Directors, is the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers and, based on estimates for previous financial periods, results in payments to Ryder and affiliated companies, including payments for advisory services fees, reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, of approximately $0.4 million per year.

In connection with the Archway Acquisition, the Company recorded, as of the acquisition date, a payable to former shareholders of Archway totaling approximately $3.4 million related to certain tax refund receivables. Approximately $1.4 million of this amount was paid during the fourth quarter of fiscal year 2014. Additionally, during the fourth quarter of fiscal year 2014, the Company paid approximately $1.7 million to the former shareholders of Archway in connection with the completion of the final working capital adjustment for the Archway Acquisition. Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. At September 30, 2014, the payable balance to the former shareholders was approximately $2.0 million.

Quarterly Tax Distributions

Pursuant to the Amended and Restated Limited Liability Company Agreement of Holdings, we are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. We have made tax distributions to, or on behalf of, our members of approximately $0.1 million relating to the fiscal year ended September 30, 2014, none of which were to TPG. There were no tax distributions made during the period from October 1, 2014 through October 31, 2014.

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

Procedures for Approval of Related Person Transactions

A "Related Person Transaction" is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A "Related Person" means:

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

Director Independence

We are a privately-held company with public debt registered with the SEC. Although not required to have independent directors since we are not listed on a public stock exchange, we believe that Mr. Burke, Mr. Sharp and Mr. Williford would be considered independent directors under current New York Stock Exchange listing standards. Under current New York Stock Exchange listing standards, Mr. Bradley would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs.  Burns, Schwarzwaelder, Smith, Wright and Yip may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with TPG. As TPG owns indirectly a majority of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a "controlled company" and, accordingly, be exempt from its requirement to have a majority of independent directors and a Corporate Governance and Compensation Committee composed of independent directors.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our only independent auditors since we were formed on November 4, 2010. The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for services performed during the fiscal years ended September 30, 2014 and 2013 are as follows (in millions):

	For the Fiscal Year Ended September 30, 2014	For the Fiscal Year Ended September 30, 2013
Audit Fees (a)	$2.4	$1.6
Audit-Related Fees (b)	0.1	—
Tax Fees (c)	—	0.1
All Other Fees (d)	0.6	—

Total	$3.1	$1.7

(a)        Audit fees relate to professional services rendered for the audits of the annual consolidated financial statements of the Company and include quarterly reviews, statutory audits required internationally, issuance of consents, comfort letters, and review of documents filed with the SEC.
(b)       Audit-related fees principally included fees for certain agreed-upon procedures in China.
(c)      Tax fees consist of tax compliance for fiscal years 2014 and 2013. Tax fees in 2014 were less than $0.1 million.
(d)        All other fees primarily relate to fees incurred in connection with the evaluation of potential transactions during fiscal year 2014. All other fees also include fees for accounting and financial reporting research tools.

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

2.1**
Stock Purchase Agreement, dated February 10, 2014, by and among the Baumstark Family trust, John T. Baumstark, Jr., David T. Baumstark, Amy B. Stivers, Emily B. Siddens, John T. Baumstark, Sr. and Nexeo Solutions Sub Holding Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2014 (File No. 333-179870-02)).

2.2**
First Amendment to Stock Purchase Agreement, dated as of April 1, 2014, by and among the Baumstark Family Trust and Nexeo Solutions Sub Holding Corp. by and among the Baumstark Family Trust, John T. Baumstark, Jr., David T. Baumstark, Amy B. Stivers ,Emily B. Siddens, John T. Bumstark, Sr. and Nexeo Solutions Sub Holding Corp. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2014 (File No. 333-179870-02)).

2.3**
Asset Purchase Agreement, dated as of June 6, 2014, by and between Nexeo Solutions, LLC and Composites One LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014 (File No. 333-179870-02)).

2.4**
First Amendment to Asset Purchase Agreement, dated as of July 1, 2014, by and between Nexeo Solutions, LLC and Composites One LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014 (File No. 333-179870-02)).

2.5**
Stock Purchase Agreement, dated October 4, 2013, by and between Nexeo Solutions Sub Holding Corp. and the shareholders of Chemical Specialists and Development, Inc. and Chemical Specialists and Development, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2013 (File No. 333-179870-02)).

2.6**
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

4.1
Joinder to Credit Agreement, dated as of April 4, 2014, between Archway Sales, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

4.2
Joinder to Credit Agreement, dated as of April 4, 2014, between Archway Sales, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

4.3
Joinder to Credit Agreement, dated as of April 4, 2014, between Archway Sales, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

4.4
Supplement to Guaranty, dated as of April 4, 2014, between Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

4.5
Grantor Intercreditor Agreement Joinder to the ABL Credit Agreement, dated as of April 4, 2014, among Archway Sales, LLC, Bank of America, N.A., as ABL Agent for the ABL Secured Parties referred to therein; Bank of America, N.A., as Term Loan Agent for the Term Loan Secured Parties referred to therein; Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC and Nexeo Solutions Sub Holding Corp. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

4.6
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

4.7
Supplemental Indenture dated as of March 31, 2011, among Nexeo Solutions Holdings LLC ("Holdings"), as parent company of Nexeo Solutions, LLC, the Issuer, Nexeo Solutions Finance Corporation, the Co-Issuer, Nexeo Solutions Sub Holding Corp., together with Holdings, the New Guarantors, a parent company of the Issuer and wholly owned subsidiary of Holdings, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

Exhibit Number	Description

4.8
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

4.1
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

4.13
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

4.14
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

4.15
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

4.16
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

4.17
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

4.18
Amendment No. 1 to Credit Agreement, dated October 16, 2012, among Nexeo Solutions, LLC, Nexeo Solutions Canada Corp., Bank of America N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 (File No. 333-179870-02)).

4.19
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

4.20
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

4.21
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

4.22
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

4.23
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

Exhibit Number	Description

4.24
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

4.25
Joinder to ABL Pledge and Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.20 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.26
Joinder to ABL Credit Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A.(incorporated by reference to Exhibit 4.21 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.27
Joinder to Term Loan Credit Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.22 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.28
TLB Guaranty Supplement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.23 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.29
TLB Trademark Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.24 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.30
ABL Trademark Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.25 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.31
Joinder to ABL Intercreditor Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC (incorporated by reference to Exhibit 4.26 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

10.1
Incremental Amendment to Amended and Restated Credit Agreement, dated as of February 21, 2014, by and among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., the Subsidiary Guarantors party thereto, the Additional Lender party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014) (File No. 333-179870-02)).

10.2
Fourth Supplemental Indenture, dated as of April 4, 2014, among Archway Sales, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2014 (File No. 333-179870-02)).

Exhibit Number	Description

10.3
Monitoring Fee Reduction Notice, date January 29, 2014, executed by TPG Capital Management, L.P. and acknowledged by Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

10.4
Terms to Consulting Agreement, dated as of January 27, 2014, by and among Nexeo Solutions, LLC and Steven B. Schwarzwaelder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

10.5
Form of Series B Unit Agreement, between Nexeo Solutions Holdings, LLC and Employee, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2014 (File No. 333-179870-02)).

10.6
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

10.10 t
Employment Agreement between Nexeo Solutions, LLC and David A. Bradley (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.11 t
Letter Agreement for Chairman’s Services (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.12 t
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

10.15 t
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

10.17
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

10.21 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Ross J. Crane (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.22 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Michael B. Farnell, Jr. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.23 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Steve M. Heft (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.24 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Dan F. Smith (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.25 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Michael J. Smith (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870)).

10.26t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Alberto Machado (incorporated by reference to Exhibit 10.21 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

10.27t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Henry E. Harrell, III (incorporated by reference to Exhibit 10.22 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

Exhibit Number	Description

10.28t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Shawn Williams (incorporated by reference to Exhibit 10.23 to the Current Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

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
**                   Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to Exhibits 2.1, 2.2, 2.3, 2.4, 2.5 and 2.6 have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of December, 2014.

NEXEO SOLUTIONS HOLDINGS, LLC

By:	/s/ David A. Bradley
David A. Bradley
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 5th day of December, 2014.

Signature	Title

/s/ David A. Bradley	President, Chief Executive Officer and Director
David A. Bradley	(Principal Executive Officer)

/s/ Ross J. Crane	Executive Vice President, Chief Financial Officer
Ross J. Crane	(Principal Financial Officer)

/s/ Kristina A. Smith	Vice President, Controller and Chief Accounting Officer
Kristina A. Smith	(Principal Accounting Officer)

/s/ Dan F. Smith	Chairman
Dan F. Smith

/s/ Kenneth M. Burke	Director
Kenneth M. Burke

/s/ Kevin R. Burns	Director
Kevin R. Burns

/s/ Steven B. Schwarzwaelder	Director
Steven B. Schwarzwaelder

/s/ Walter L. Sharp	Director
General (Retired) Walter L. Sharp

/s/ John H. Williford	Director
John H. Williford

/s/ Nathan H. Wright	Director
Nathan H. Wright

/s/ Christopher J. Yip	Director
Christopher J. Yip