Form 10-Q
period 2014-12-31
Nexeo Solutions Holdings, LLC
filed 2015-02-13
CIK 1540047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The equity interests of the registrant are not publicly held. At February 6, 2015, the registrant’s common equity consisted of membership interests, 99.5% of which was held by TPG Accolade, L.P. and the remaining interests were held by management of Nexeo Solutions Holdings, LLC.

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "could," "would" and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Part II "Item 1A. Risk Factors."

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Unless otherwise indicated or the context otherwise requires, comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described under the heading "Risk Factors" in our Annual Report on Form 10-K filed on December 5, 2014. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I
Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions)

	December 31, 2014	September 30, 2014
Current Assets
Cash and cash equivalents	$41.5	$88.2
Accounts and notes receivable (net of allowance for doubtful accounts of $3.8 million and $6.3 million respectively)	537.5	636.6
Inventories	416.4	389.9
Other current assets	35.4	33.5
Total current assets	1,030.8	1,148.2

Non-Current Assets
Property, plant and equipment, net	222.7	224.0
Goodwill	376.8	379.5
Other intangible assets, net of amortization	123.3	127.4
Other assets	24.6	27.0
Total non-current assets	747.4	757.9
Total Assets	$1,778.2	$1,906.1

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$50.0	$54.4
Accounts payable	334.3	443.6
Accrued expenses and other liabilities	46.4	63.9
Related party payable	0.5	2.0
Income taxes payable	1.9	3.6
Total current liabilities	433.1	567.5

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	973.7	918.4
Deferred income taxes	87.4	84.9
Other liabilities	9.7	10.5
Total non-current liabilities	1,070.8	1,013.8
Total Liabilities	1,503.9	1,581.3

Commitments and Contingencies (see Note 12)
Redeemable noncontrolling interest	—	3.3

Members’ Equity
Series A membership interest	490.5	490.5
Series B membership interest	4.2	3.9
Accumulated deficit	(190.6)	(152.2)
Accumulated other comprehensive loss	(29.8)	(20.7)
Total members’ equity	274.3	321.5
Total Liabilities and Members’ Equity	$1,778.2	$1,906.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Sales and operating revenues	$1,017.7	$1,042.3
Cost of sales and operating expenses	925.7	955.2
Gross profit	92.0	87.1

Selling, general and administrative expenses	83.6	77.7
Transaction related costs	0.1	5.9
Operating income	8.3	3.5

Other income	0.5	0.2
Interest income (expense):
Interest income	—	0.1
Interest expense	(16.4)	(14.4)
Loss from continuing operations before income taxes	(7.6)	(10.6)

Income tax expense (benefit)	(0.9)	2.3

Net loss from continuing operations	(6.7)	(12.9)

Net income (loss) from discontinued operations, net of tax	(0.8)	1.5

Net loss	(7.5)	(11.4)

Net loss attributable to noncontrolling interest	—	(1.5)

Net Loss Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries	$(7.5)	$(12.9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Net loss	$(7.5)	$(11.4)

Unrealized foreign currency translation gain (loss), net of tax	(9.3)	1.1
Unrealized gain on interest rate hedges, net of tax	0.1	0.1
Other comprehensive income (loss), net of tax	(9.2)	1.2
Total comprehensive loss, net of tax	(16.7)	(10.2)
Comprehensive (income) loss attributable to noncontrolling interest, net of tax	0.1	(1.8)
Total Comprehensive Loss Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries, Net of Tax (1)	$(16.6)	$(12.0)

(1)    The tax effects for each component presented are not material.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statement of Members’ Equity
(Unaudited, in millions)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2014	$490.5	$3.9	$(152.2)	$(20.7)	$321.5
Adjustment to contingently redeemable noncontrolling interest			(30.9)		(30.9)
Equity-based compensation		0.3			0.3
Comprehensive loss:
Net loss			(7.5)		(7.5)
Other comprehensive loss				(9.2)	(9.2)
Comprehensive loss attributable to noncontrolling interest				0.1	0.1
Balance at December 31, 2014	$490.5	$4.2	$(190.6)	$(29.8)	$274.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Cash flows from operations
Net loss from continuing operations	$(6.7)	$(12.9)
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	12.9	11.3
Debt issuance costs amortization and original issue discount amortization	2.2	1.9
Provision for bad debt	0.1	0.2
Inventory impairment	1.6	—
Deferred income taxes	1.6	(0.2)
Equity-based compensation charges	0.3	0.3
Gain from sales of property and equipment	(0.2)	—
Changes in assets and liabilities:
Accounts and notes receivable	92.3	27.9
Inventories	(32.8)	(38.8)
Other current assets	(2.6)	(9.2)
Accounts payable	(102.6)	4.6
Related party payable	(1.5)	—
Accrued expenses and other liabilities	(16.2)	(11.0)
Changes in other operating assets and liabilities, net	(1.8)	(0.4)
Net cash used in operating activities from continuing operations	(53.4)	(26.3)
Net cash provided by (used in) operating activities from discontinued operations	(0.5)	3.7
Net cash used in operating activities	(53.9)	(22.6)
Cash flows from investing activities
Additions to property and equipment	(9.9)	(9.4)
Proceeds from the disposal of property and equipment	0.2	—
Acquisitions	—	(96.4)
Net cash used in investing activities from continuing operations	(9.7)	(105.8)
Net cash used in investing activities from discontinued operations	—	(0.1)
Net cash used in investing activities	(9.7)	(105.9)
Cash flows from financing activities
Repurchases of membership units	—	(0.1)
Purchase of additional noncontrolling equity interest in Nexeo Plaschem	(34.3)	—
Proceeds from short-term debt	65.3	17.8
Repayment of short-term debt	(69.4)	(12.1)
Proceeds from issuance of long-term debt	275.8	227.6
Repayment of long-term debt	(220.4)	(129.2)
Net cash provided by financing activities	17.0	104.0
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
Decrease in cash and cash equivalents	(46.7)	(24.7)
Cash and cash equivalents at the beginning of the period	88.2	74.6
Cash and cash equivalents at end of the period	$41.5	$49.9
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures, including capital leases	$1.3	$1.5

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, currencies in millions)

1. Organization and Nature of Operations

Nexeo Solutions Holdings, LLC ("Holdings") was formed on November 4, 2010 as a Delaware limited liability company. On March 31, 2011, Holdings purchased the global distribution business (the "Distribution Business") from Ashland Inc. ("Ashland"), which is referred to as the "Ashland Distribution Acquisition." Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC ("Solutions") and its subsidiaries. Holdings owns the majority of the membership interests of Solutions while the remaining membership interests are owned by Nexeo Solutions Sub Holding Corp. ("Sub Holding"), a wholly-owned subsidiary of Holdings. Holdings and its subsidiaries are collectively referred to as the "Company."

The Company is a global distributor of chemicals products in North America and Asia, plastics products in North America, Europe, the Middle East and Africa ("EMEA") and Asia, and composites products in Asia. The Company also provides arrangement for waste disposal services in North America through its Environmental Services division. The Company was a distributor of composites products in North America until July 1, 2014, when these operations were sold. In accordance with applicable accounting guidance, these North American composites operations are reflected as discontinued operations for all periods presented.

The Company connects a network of approximately 1,300 suppliers with a diverse base of approximately 29,000 customers. The Company offers its customers products used in a broad cross section of end markets, including construction, oil and gas, household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare and personal care. The Company distributes approximately 27,000 products through a supply chain consisting of approximately 190 owned, leased or third-party warehouses, rail terminals and tank terminals globally. The Company has a private fleet of approximately 1,000 vehicles, including tractors and trailers, primarily located in North America.

The Company currently employs approximately 2,600 employees globally.

2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three months ended December 31, 2014 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2015. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on December 5, 2014.

The condensed consolidated financial data as of September 30, 2014 presented in these unaudited condensed consolidated financial statements were derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the discontinued operations presentation resulting from the sale of the Company's North American composites operations in July 2014.

During the second quarter of fiscal year 2014, the Company determined that certain inventory purchase contracts include provisions for title transfer at the shipping point. As a result, the company should have recognized inventory and corresponding accounts payable relating to in-transit inventory shipments at period end. This caused a misstatement in the balance sheet between current assets and current liabilities as of September 30, 2013 and December 31, 2013. Accordingly, the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2013 were each adjusted to increase inventory and accounts payable, resulting in a $5.2 million impact on the respective line items in the condensed consolidated statement of cash flows for the three months ended December 31, 2013 presented herein. The adjustment did not have an impact on total cash flows provided by or used in operating activities and did not have an impact on the Company’s results of operations.

The Company does not believe that this revision has a material effect on the Company’s previously reported consolidated financial statements.

Certain Assets Used as Collateral Under Credit Agreements and Other Credit Arrangements

The Company’s accounts receivable in the U.S. and Canada are collateral under the Company's asset based loan facility ("ABL Facility") and the senior secured term loan facility ("Term Loan Facility," and collectively, the "Credit Facilities"). These accounts receivable totaled approximately $412.0 million and $493.7 million in the aggregate as of December 31, 2014 and September 30, 2014, respectively.

Certain customers in China are allowed to remit payment during a period of time ranging from 30 days up to nine months. These notes receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled approximately $17.0 million and $19.7 million at December 31, 2014 and September 30, 2014, respectively. Additionally, under certain credit arrangements Nexeo Plaschem is a party thereto, these notes receivable may also be pledged as collateral. See Note 9.

The Company’s inventory in the U.S. and Canada is collateral under the Company's Credit Facilities. This inventory totaled approximately $311.5 million and $286.1 million in the aggregate as of December 31, 2014 and September 30, 2014, respectively.

Recent Accounting Pronouncements Adopted

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-4, Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements. It will require the Company to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. ASU 2013-4 also requires the Company to disclose important information related to those obligations. The Company adopted this standard during the first quarter of fiscal year 2015 and its adoption did not have a material effect on the Company’s financial position or results of operations.

In March 2013, FASB issued ASU 2013-5, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU clarifies pre-existing guidance regarding the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity. The Company adopted this standard during the first quarter of fiscal year 2015 and its adoption did not have a material effect on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted this standard during the first quarter of fiscal year 2015 and its adoption did not have a material effect on the Company’s financial position or results of operations.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01").  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 will be effective for the Company’s fiscal year beginning October 1, 2016 and subsequent interim periods. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s financial position or results of operations.

3. Acquisitions and Divestitures

Discontinued Operations

On July 1, 2014, the Company sold its North American composites operations to Composites One LLC, a Rhode Island limited liability company ("Composites One" and such sale, the "Composites Sale"), including inventory and existing supplier and customer relationships. The North American composites operations met the criteria for discontinued operations. As a result, the assets and liabilities of the Company's North American composites operations have been reflected as assets and liabilities related to discontinued operations for all periods presented herein in the Company's condensed consolidated balance sheets as follows:

	December 31, 2014	September 30, 2014
Accounts receivable	$0.2	$0.5
Other current assets	0.3	0.2
Assets - discontinued operations (1)	$0.5	$0.7

Trade payables (2)	$0.5	$0.5
Accrued expenses and other liabilities (2)	—	0.3
Non-current deferred tax liability (3)	1.2	1.3
Other non-current liabilities (3)	0.1	0.1
Liabilities - discontinued operations	$1.8	$2.2

1)	Included in Other current assets in the condensed consolidated balance sheets.

2)	Included in Other current liabilities in the condensed consolidated balance sheets.

3)	Included in Other noncurrent liabilities in the condensed consolidated balance sheets.

Additionally, the operating results and cash flows related to the North American composites operations have been reflected as discontinued operations in the Company's condensed consolidated statements of operations, condensed consolidated statements of cash flows and condensed consolidated statements of other comprehensive income/loss for the periods presented.

Components of amounts reflected in the Company's condensed consolidated statements of operations related to discontinued operations are presented in the following table for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Sales and operating revenues	$—	$63.2
Pretax income (loss) from discontinued operations	(0.9)	1.6
Income tax expense (benefit)	(0.1)	0.1
Net income (loss) from discontinued operations, net of tax	(0.8)	1.5

In connection with the Composites Sale, the Company recorded a gain on sale of approximately $14.3 million, including a tax effect of approximately $1.2 million, which was reflected in the Company's operating results related to discontinued operations in the fourth quarter of fiscal year 2014.

Archway Sales, Inc.

On April 1, 2014, Sub Holding acquired 100% of the outstanding shares of Archway Sales, Inc., a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals ("Archway"), and substantially all of the assets of JACAAB, LLC, a Missouri limited liability company, a related business of Archway ("JACAAB" and collectively, the "Archway Acquisition"). After consideration of the final working capital adjustment, the final purchase price for the Archway Acquisition, was $128.7 million. Pursuant to the purchase agreement, $12.5 million of the purchase price may remain in escrow for a period of up to two years and relates to certain indemnification obligations under the purchase agreement. The escrow will be released in accordance with the terms of the purchase agreement. The Archway Acquisition was funded with approximately $10.0 million of cash on hand and approximately $119.0 million of borrowings under the ABL Facility. Following the Archway Acquisition, Archway was converted to a limited liability company. There is no contingent consideration related to the Archway Acquisition.

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

The purchase price allocation above is preliminary as the Company has not yet completed the fair value assessments for certain contingent liabilities assumed and tax impact associated with the transaction. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed may change the amount of the purchase price allocable to goodwill and any such changes that are material to the Company’s consolidated financial results will be adjusted retroactively.

Transaction costs associated with the Archway Acquisition are included in Transaction related costs in the Company's condensed consolidated statement of operations and totaled $0.4 million during the three months ended December 31, 2013. There were no transaction costs associated with the Archway Acquisition during the three months ended December 31, 2014.

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

Deferred Taxes — Current and Non-Current

Subsequent to the Archway Acquisition, Sub Holding contributed its ownership interest in Archway to Solutions in exchange for a participating preferred interest in Solutions. The deferred tax liabilities are primarily attributable to the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis. The deferred tax assets and liabilities are also attributable to the pre-acquisition value of Archway's inventory under Archway's historical inventory accounting methodology and to the fair values allocated to the identified intangibles acquired which are different for financial reporting purposes than for tax reporting purposes and give rise to temporary differences.

The deferred tax assets and liabilities will reverse in future periods or have reversed as the related tangible and intangible assets are amortized, acquired inventory is sold, goodwill is impaired or the investment in Solutions is sold.

Impact of the Archway Acquisition on the Company’s Unaudited Condensed Consolidated Financial Information

For the three months ended December 31, 2014, the Company’s condensed consolidated sales and operating revenues and net loss included approximately $32.5 million and income of $0.2 million, respectively, related to the operations of the acquired business.

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

The following table summarizes the Company’s final allocation of the purchase price to assets acquired and liabilities assumed at the acquisition date:

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

The purchase price allocation above is final as the Company has completed the fair value assessment for the tax impact associated with the transaction. There were no changes to the purchase price allocation during the three months ended December 31, 2014.

Transaction costs associated with the CSD Acquisition are included in Transaction related costs in the Company's condensed consolidated statement of operations and totaled $4.8 million during the three months ended December 31, 2013. There were no transaction costs associated with the CSD Acquisition during the three months ended December 31, 2014.

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

Property, Plant and Equipment

Property, plant and equipment consist of owned locations in the United States ("U.S.") in Texas and Louisiana, including operating facilities, warehouse facilities and office buildings. The fair value of buildings and land improvements was determined using the cost approach, and the fair value of land was determined using the sales comparison approach.

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

Impact of the CSD Acquisition on the Company’s Unaudited Condensed Consolidated Financial Information

Beginning on July 1, 2014, the operations, sales force and other personnel of CSD were fully integrated into the Company’s operations and ERP systems. For the three months ended December 31, 2013, the Company’s condensed consolidated sales and operating revenues and net loss includes $13.8 million and $(0.8) million, respectively, related to the estimated results of operations of the acquired business for the period since the closing date of the CSD Acquisition on December 1, 2013. The three months ended December 31, 2013 include a $1.2 million charge related to the inventory adjustment to fair value recorded during the first quarter of fiscal year 2014. The charge related to the inventory fair value adjustment is recorded in Cost of sales and operating expenses in the condensed consolidated statement of operations.

China Operations

In September 2012, the Company formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd ("Nexeo Plaschem") with the shareholders of Beijing Plaschem trading Co., Ltd ("Beijing Plaschem") and initially owned 60% of the joint venture. On November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem’s operations, including inventory and existing supplier and customer relationships (the "Beijing Plaschem Acquisition").

During fiscal year 2014, the Company acquired additional equity interests totaling 30% for approximately $92.2 million in cash. In October 2014, the Company acquired the remaining 10% equity interest in Nexeo Plaschem it did not already own for approximately $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. The Company funded this payment with cash on hand and approximately $18.0 million of borrowings under the ABL Facility.

From the formation of Nexeo Plaschem and through September 30, 2014, the Company consolidated 100% of the operations of Nexeo Plaschem and reflected the percentage it did not own as of the applicable reporting date as a contingently redeemable noncontrolling interest, classified as mezzanine equity (temporary equity) in the consolidated balance sheet. Additionally, the income generated or loss incurred by Nexeo Plaschem during all periods was allocated to the Company and to the noncontrolling interest based on each party’s applicable ownership percentage during each respective period.

Nexeo Plaschem is not a guarantor of the 8.375% Senior Subordinated Notes (the "Notes") issued by Solutions and Nexeo Solutions Finance Corporation (the "Co-Issuer," and together with Solutions, the "Issuers"), the ABL Facility or the Term Loan Facility.

Contingently Redeemable Noncontrolling Interest

As mentioned above, in October 2014, the Company acquired the remaining 10% equity interest in Nexeo Plaschem. In conjunction with this event, the noncontrolling shareholders agreed to immediately terminate their employment with Nexeo Plaschem and to effect the successful transfer of the business to the Company. The Company also entered into consulting agreements with the noncontrolling shareholders for the provision of certain transition services for a period of six months.

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the three months ended December 31, 2014:

Three Months Ended December 31, 2014
Beginning balance	$3.3
Total comprehensive loss attributable to noncontrolling interest	0.1
Adjustment to noncontrolling interest / redemption value adjustment (1)	30.9
Exercise of selling rights by noncontrolling shareholders	(34.3)
Ending balance	$—

 (1)         Includes the adjustment to reflect the noncontrolling interest to the estimated redemption value in October 2014 immediately prior to settlement.

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the Archway Acquisition and the CSD Acquisition as if they had occurred as of the beginning of the prior fiscal year, or October 1, 2013.  The unaudited consolidated pro forma results reflect certain adjustments related to these acquisitions, primarily the amortization expense associated with estimates for the acquired intangible assets and any inventory adjustments to fair value.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been completed on the date indicated.

	Three Months Ended December 31,
	2014	2013
Sales and operating revenues	$1,017.7	$1,116.8
Operating income	8.3	11.3
Net loss from continuing operations	(6.7)	(6.1)
Net loss	(7.5)	(4.6)
Net loss attributable to Nexeo Solutions LLC and subsidiaries	(7.5)	(6.2)

4. Cash and Cash Equivalents — Risks and Uncertainties

As of December 31, 2014, the Company had $41.5 million in cash and cash equivalents. Of this amount, $35.8 million was held by foreign subsidiaries outside of the United States. Of the $35.8 million, $29.5 million was denominated in currencies other than the U.S. dollar, primarily in Canadian dollars, Euros and Chinese Renminbi ("RMB"). At December 31, 2014, the Company had approximately $5.1 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange ("SAFE"). The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

5. Inventories

Inventories at December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014	September 30, 2014
Finished products	$412.4	$385.9
Supplies	4.0	4.0
Total	$416.4	$389.9

During the three months ended December 31, 2014, the Company recorded a $1.6 million non-cash impairment charge related to inventory on hand for certain chemical products in Asia. The decline in the value of these products is associated with the recent decline of oil prices as the prices for these products are closely correlated to this feedstock price.

The Company’s inventory in the U.S. and Canada is collateral under the Credit Facilities.

6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014	September 30, 2014
Land	$42.7	$42.8
Plants and buildings	74.4	74.1
Machinery and equipment	140.2	137.5
Software and computer equipment	62.8	62.3
Construction in progress	20.1	16.3
Total	340.2	333.0
Less accumulated depreciation	(117.5)	(109.0)
Property, plant and equipment, net	$222.7	$224.0

Included in the carrying value of property, plant and equipment in the Company's condensed consolidated balance sheet are certain closed facilities located in the U.S., which collectively have a carrying value of $2.7 million. The facilities do not meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

Total depreciation expense on property, plant and equipment was $8.9 million and $9.0 million for the three months ended December 31, 2014 and 2013, respectively.

7. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the three months ended December 31, 2014 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2014	$268.8	$98.2	$12.5	$379.5
Foreign currency translation	(0.1)	(2.6)	—	(2.7)
Balance at December 31, 2014	$268.7	$95.6	$12.5	$376.8

The purchase price allocation for the CSD Acquisition was finalized in the first quarter of fiscal year 2015. The purchase price allocation for the Archway Acquisition has not been finalized. Any changes in the estimated fair values of the assets acquired and liabilities assumed in the Archway Acquisition may change the amount of the purchase price allocable to goodwill. See Note 3.

Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment for the Company. As of March 31, 2014, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired. The Company evaluated and concluded no events or changes in circumstances have occurred since the performance of the March 31, 2014 test through December 31, 2014, which would have required an impairment test.

Other Intangible Assets

Definite-lived intangible assets at December 31, 2014 and September 30, 2014 consisted of the following:

		December 31, 2014			September 30, 2014
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5-14	$121.5	$(25.6)	$95.9	$121.5	$(22.9)	$98.6
Supplier-related intangible	10	17.0	(1.3)	15.7	17.0	(0.8)	16.2
Leasehold interest intangible	1-20	2.2	(1.4)	0.8	2.3	(1.4)	0.9
Non-compete agreements(2)	3-5	10.0	(3.2)	6.8	10.0	(2.8)	7.2
Other(3)	2-6	6.2	(2.1)	4.1	6.2	(1.7)	4.5
Total		$156.9	$(33.6)	$123.3	$157.0	$(29.6)	$127.4

1)
Includes net carrying amounts of $50.5 million, $3.1 million, $32.1 million and $10.2 million at December 31, 2014 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively. Includes net carrying amounts of $51.8 million, $3.4 million $33.0 million and $10.4 million at September 30, 2014 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

2)
In connection with the Ashland Distribution Acquisition, Ashland agreed to a three-year non-compete agreement, which has since been fully amortized. In connection with CSD and Archway acquisitions, former officers agreed to five-year non-compete agreements.

3)
Represents trademarks and trade names associated with the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition. As of December 31, 2014, net carrying amounts include $2.9 million and $1.2 million related to the CSD Acquisition and the Archway Acquisition, respectively. As of September 30, 2014, net carrying amounts include $0.1 million, $3.0 million and $1.4 million related to the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

Amortization expense recognized on intangible assets was $4.0 million and $2.3 million for the three months ended December 31, 2014 and 2013, respectively.

8. Other Non-Current Assets

Other non-current assets at December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014	September 30, 2014
Debt issuance cost, net	$20.1	$21.9
Other	4.5	5.1
Total	$24.6	$27.0

9. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at December 31, 2014 and September 30, 2014 are summarized below:

	December 31, 2014	September 30, 2014
Short-term borrowings	$43.2	$47.6
Current portion of long-term debt and capital lease obligations	6.8	6.8
Total short-term borrowings and current portion of long term debt and capital lease obligations, net	$50.0	$54.4

Long-term debt outstanding at December 31, 2014 and September 30, 2014 is summarized below:

	December 31, 2014	September 30, 2014
ABL Facility	$157.8	$101.5
Term Loan Facility	652.2	653.9
8.375% Senior Subordinated Notes	175.0	175.0
Capital lease obligations	0.6	0.3
Total long-term debt	985.6	930.7
Less: unamortized debt discount (1)	(5.1)	(5.5)
Less: current portion of long-term debt and capital lease obligations	(6.8)	(6.8)
Long-term debt and capital lease obligations, less current portion, net	$973.7	$918.4

(1) At December 31, 2014 and September 30, 2014, respectively, includes $2.7 million and $2.9 million of unamortized debt discount related to the Company's Term Loan Facility. The remainder of the unamortized debt discount relates to the Notes. Debt discount is amortized to interest expense over the life of the respective instruments using the effective interest rate method.

Short-Term Borrowings

The Company's short-term borrowings are associated with the Company's operations in China via Nexeo Plaschem, a wholly-owned subsidiary as of October 2014.

During October 2012, Nexeo Plaschem entered into a line of credit agreement which is used to fund its working capital requirements. The current borrowing limit is approximately $23.8 million. The line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount and bears interest at either LIBOR plus 2.8% or 105% of the People’s Bank of China’s ("PBOC") base rate. The weighted average interest rate was 3.6% at December 31, 2014. At December 31, 2014, the outstanding balance under this line of credit was approximately $23.2 million and remaining availability was approximately $0.6 million. At September 30, 2014, the outstanding balance and the weighted average interest rate under the line of credit were $21.5 million and 3.6%, respectively. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Additionally, during November 2012, Nexeo Plaschem entered into a second line of credit agreement which is also used to fund its working capital requirements. The current borrowing limit is RMB 150.0 million, or approximately $24.2 million. The line of credit agreement is secured by a standby letter of credit drawn on the ABL Facility covering 100% of the facility's borrowing limit amount, and bears interest at the applicable PBOC base rate, depending on the length of time for which a specific amount is borrowed. The weighted average interest rate was 6.2% at December 31, 2014. At December 31, 2014, the outstanding balance under this line of credit was approximately $20.0 million, with no remaining availability due to outstanding letters of credit and bankers’ acceptance letters that were issued to suppliers under the line of credit. At September 30, 2014, the outstanding balance and the weighted average interest rate under the line of credit were $23.4 million and 6.2%, respectively. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

During the third quarter of fiscal year 2014, Nexeo Plaschem entered into an arrangement through which Nexeo Plaschem makes borrowings on a short-term basis, usually six months, by using its line of credit with the bank or by pledging the proceeds of its notes receivable. The borrowings originated from this arrangement are also used to fund Nexeo Plaschem's working capital requirements. At December 31, 2014, there was no outstanding balance under this arrangement. In addition, approximately $2.0 million of notes receivable were pledged under this arrangement in exchange for bankers acceptance bills issued to suppliers. At September 30, 2014, the weighted average interest rate was 3.6%, outstanding borrowings totaled approximately $2.7 million, which were secured in full by pledged proceeds from certain of its notes receivable, and approximately $2.5 million of notes receivable were pledged under this arrangement in exchange for bankers’ acceptance bills issued to suppliers.

During the fourth quarter of fiscal year 2014, Nexeo Plaschem entered into an arrangement whereby Nexeo Plaschem is able to pledge proceeds from its notes receivable in exchange for bankers acceptance bills issued to suppliers. At December 31, 2014, there were no outstanding borrowings and Nexeo Plaschem had pledged approximately $3.6 million of notes receivable under this arrangement. At September 30, 2014, there were no outstanding borrowings and Nexeo Plaschem had pledged approximately $2.9 million of notes receivable under this arrangement.

Long-Term Debt

At December 31, 2014 and September 30, 2014, the Company had $68.4 million and $79.6 million, respectively, in outstanding letters of credit under the ABL Facility. The weighted average interest rate on borrowings under the ABL Facility was 3.1% and 3.3% at December 31, 2014 and September 30, 2014, respectively. Collective credit availability under the U.S. and Canadian Tranches of the ABL Facility was $309.5 million and $353.1 million at December 31, 2014 and September 30, 2014, respectively. The ABL Facility matures on July 11, 2017.

The interest rate for the Term Loan Facility was 5.0% at December 31, 2014 and September 30, 2014. The Term Loan Facility matures on September 9, 2017. The Senior Subordinated Notes mature on March 1, 2018.

The Company’s accounts receivable and inventory in the U.S. and Canada are collateral under the Credit Facilities. The Company’s accounts receivable and inventory in the U.S. and Canada totaled approximately $723.5 million at December 31, 2014, including remaining accounts receivable classified as discontinued operations.

As of December 31, 2014, the Company was in compliance with all debt covenants under the Credit Facilities.

Amendment No. 4 to ABL Facility

On January 30, 2015, as permitted under the ABL Facility, the Company established an incremental permitted foreign facility in an aggregate principal amount of $30.0 million. The new facility will be used solely to issue one or more letters of credit, on behalf of the Company's foreign subsidiaries, which will reduce the reliance on the letter of credit capacity under the U.S. tranche of the ABL Facility. Concurrently with the closing of the permitted foreign facility, the Company replaced an existing letter of credit in the approximate amount of $26.2 million under the ABL Facility with a letter of credit in the same amount under the new permitted foreign facility.

10. Derivatives

The Company is a party to interest rate swap agreements of varying expiration dates through March 2017, to help manage the Company’s exposure to interest rate risk related to its variable-rate Term Loan Facility. The swaps have a quarterly settlement frequency. As of December 31, 2014, the notional amount of outstanding interest rate swap agreements was $200.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

During the three months ended December 31, 2014, and 2013, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $0.2 million and $0.2 million, respectively, which were recorded in interest expense. During the three months ended December 31, 2014 and 2013, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of $0.1 million and $0.1 million, respectively, which were recorded in other comprehensive income. At December 31, 2014, approximately $0.5 million in unrealized losses were expected to be realized within the next twelve months.

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

The Company’s financial instruments recorded at fair value on a recurring basis relate solely to its interest rate swaps. At December 31, 2014, the Company recorded $0.5 million in Accrued expenses and other liabilities and $0.1 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments. At September 30, 2014, the Company recorded $0.5 million in Accrued expenses and other liabilities and $0.2 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments.

During the three months ended December 31, 2014 and 2013, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of those instruments.

The carrying values of borrowings outstanding under the ABL Facility and the Term Loan Facility approximate fair value at December 31, 2014 and September 30, 2014, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the long-term senior subordinated notes was approximately $171.1 million and $174.4 million at December 31, 2014 and September 30, 2014, respectively, including accrued interest of $4.9 million and $1.2 million, respectively. The estimated fair value of the long-term senior subordinated notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the fiscal year ended September 30, 2014, the Company recorded non-recurring fair value measurements related to the Archway Acquisition and the CSD Acquisition. See Note 3. These fair value measurements were classified as Level 3 within the fair value hierarchy. There were no material nonrecurring fair value measurements recorded during the three months ended December 31, 2014.

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

Ashland has agreed to retain all known environmental remediation liabilities listed on the schedules to the purchase agreement (the "Retained Specified Remediation Liabilities") and other environmental remediation liabilities arising prior to the closing date of March 31, 2011 for which Ashland receives written notice prior to the fifth anniversary of such closing date (the "Other Retained Remediation Liabilities") (collectively the "Retained Remediation Liabilities"). Ashland’s liability for Retained Remediation Liabilities is not subject to any claim thresholds or deductibles. However, in the event the Company was to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $0.2 million and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are generally limited by an individual claim threshold of $0.2 million, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

In July 2014, Ashland filed a lawsuit styled and numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 WCC CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that the Company is obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the purchase agreement for the Ashland Distribution Acquisition. Ashland further alleges that the Company has breached duties related to that purchase agreement by not having so indemnified Ashland to date with respect to costs for certain Other Retained Remediation Liabilities Ashland incurred pertaining to sites at which Ashland disposed of chemicals prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. The Company disagrees with Ashland’s construction of the purchase agreement and is vigorously defending the lawsuit.

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

13. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan ("401(k) Plan"). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4.0%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years, and over twenty-one years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. A version of the 401(k) Plan is also available for qualifying employees of the Company in its foreign subsidiaries. The Company contributed a total of approximately $2.9 million to the defined contribution plans in each of the three months ended December 31, 2014 and 2013, respectively. Of the above contributions to the plans, approximately $1.8 million, respectively for each period, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan ("Equity Plan"). The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. With respect to units issued to certain officers and employees, 50% of the Series B units vest 20% annually over a five year period ("Time-Based Units"), and 50% of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods ("Performance-Based Units"). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization ("EBITDA") target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Upon the occurrence of a liquidity event within seven years of the employee’s beginning vesting date in which TPG Accolade, L.P. ("TPG Accolade") realizes a return based upon cash received (including dividends) divided by aggregate purchase price that is equal to or greater than 3.0x all Performance-Based Units automatically vest, as long as the employee remains employed by the Company. Furthermore, upon a termination of employment within 24 months of a change of control, all outstanding and unvested Performance-Based Units automatically vest, provided the employee remains employed by the Company at the time of the event. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series B units previously granted to officers and employees eligible to participate in the Company’s Equity Plan. The repurchase price per unit is the difference between the established threshold value at the time of redemption and the threshold value at the time of the grant.

The fair value of the Series B units granted during the three months ended December 31, 2014 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of (1) expected term of three years, (2) expected price volatility of 39.6%, (3) a risk-free interest rate of 1.2% and (4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The Company recognized compensation expense associated with Time-Based Units of $0.3 million during the three months ended December 31, 2014 and 2013, respectively. There was no compensation expense recognized during the three months ended December 31, 2014 and 2013 related to Performance-Based Units, as the Company did not meet the pre-established EBITDA target. Expenses related to the Equity Plan are recorded as a component of selling, general and administrative expenses.

The following table summarizes Equity Plan activity during the three months ended December 31, 2014:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2014	33,098,768	$0.29
Granted	5,476,428	0.23
Forfeited/Cancelled	(200,000)	0.29
Outstanding at December 31, 2014	38,375,196	$0.28

The following table summarizes the non-vested Equity Plan units during the three months ended December 31, 2014:

	Units	Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2014	21,520,715	$0.28
Granted	5,476,428	0.23
Vested	(107,146)	0.30
Forfeited	(180,000)	0.25
Nonvested units at December 31, 2014	26,709,997	$0.25

During the three months ended December 31, 2014, a total of 107,146 Series B Units vested, which had a total fair value of less than $0.1 million. Total unrecognized compensation cost related to the Series B units was $2.2 million at December 31, 2014, to be recognized over the next five years.

14. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, "TPG") pursuant to which it provides the Company with ongoing management, advisory and consulting services. Under the current terms of the agreement, the quarterly management fee to TPG is equal to 2% of the Company’s "Adjusted EBITDA" (as defined in the agreement) less $0.175 million, subject to a revised minimum annual amount of $2.825 million. During the three months ended December 31, 2014 and 2013, the Company record management fees of approximately $0.7 million and $0.8 million, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with these consulting services. During the three months ended December 31, 2014, and 2013, the Company recorded consulting fees to TPG of approximately $0.4 million, and $0.4 million, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

The Company currently participates in TPG’s leveraged procurement program. While the Company is no longer subject to a fee for participation in this program, the Company paid TPG a fee to participate in this program during the first quarter of fiscal year 2014. During the three months ended December 31, 2013, the Company recorded fees of less than $0.1 million related to this program. The fee for prior periods was calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the three months ended December 31, 2013 and in connection with the closing of the CSD Acquisition, the Company recorded and paid TPG one-time aggregate transaction fees of $2.0 million, which is included in Transaction related costs in the Company's condensed consolidated statement of operations.

The Company’s sales to TPG related entities for the three months ended December 31, 2014, and 2013 were approximately $3.7 million and $4.0 million, respectively. There were no purchases from TPG related entities for the three months ended December 31, 2014 and 2013.  At December 31, 2014 and September 30, 2014, TPG entities owed the Company approximately $2.0 million and $2.8 million, respectively, included in Accounts and notes receivable in the Company's condensed consolidated balance sheets.

Effective January 1, 2014, under the terms of a consulting services agreement, the Company agreed to pay an annual fee of $0.175 million to Steven B. Schwarzwaelder, a member of the Company’s Board of Directors, for strategic consulting services. The Company recorded less than $0.1 million for the three months ended December 31, 2014 related to this agreement. This fee is recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

In connection with the CSD Acquisition, the Company assumed a truck and lease service agreement ("Ryder Truck Lease") with Ryder Truck Rental, Inc. ("Ryder"). In addition, the Company engaged a company affiliated with Ryder for logistics advisory services. John Williford, a member of the Company’s Board of Directors, is the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers. Payments to Ryder and affiliated companies, inclusive of advisory services fees, reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, were approximately $0.1 million for the three months ended December 31, 2014. Payments to Ryder and affiliated companies for the above services for the three months ended December 31, 2013 were less than $0.1 million. These costs are recorded in Cost of sales and operating expenses in the Company's condensed consolidated statement of operations.

Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. In connection with the Archway Acquisition, the Company recorded a payable to former shareholders of Archway totaling $3.4 million related to certain tax refund receivables. Of this amount, during the fiscal year 2014 the Company paid $1.4 million of this amount and during the first quarter of fiscal year 2015 the Company paid an additional $1.5 million. Accordingly, at December 31, 2014, the Company owed approximately $0.5 million to the former shareholders, which is included in Related party payable in the Company's condensed consolidated balance sheet.

During the fourth quarter of fiscal year 2014, the Company paid approximately $1.7 million to the former shareholders of Archway in connection with the completion of the final working capital adjustment for the Archway Acquisition.

15. Income Taxes

As discussed in Note 1, Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings made no tax distributions to members during the three months ended December 31, 2014 and 2013. The Company’s sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Income tax benefit was $0.9 million for the three months ended December 31, 2014 compared to expense of $2.3 million for the three months ended December 31, 2013. The current period tax benefit is largely attributed to losses from U.S. and China operations.  The tax benefit for the three months ended December 31, 2014 reflects an effective tax rate of approximately 11.8%.

 For the periods ended December 31, 2014 and 2013, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.  Due to on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections by legal entity of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At December 31, 2014 and September 30, 2014, the valuation allowance was $2.5 million for both periods. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2014, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

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

In connection with the CSD Acquisition, the Company recorded an initial reserve of approximately $0.5 million associated with income tax-related uncertainties. The ultimate outcome of certain of these uncertainties is covered by indemnification provisions under the purchase agreement. Accordingly, the Company also recognized indemnification assets related to certain of these income tax-related uncertainties. The indemnification assets are included in Other current assets and Other noncurrent assets in the condensed consolidated balance sheet and represent the reimbursement the Company reasonably expects to receive from funds currently held in escrow pursuant to the purchase agreement.

The Company has not yet completed its evaluation of income tax-related uncertainties associated with the Archway Acquisition.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during the three months ended December 31, 2014. No interest and penalties were recognized during the three months ended December 31, 2013. As of December 31, 2014 and September 30, 2014, the Company had $0.4 million and $0.4 million, respectively, related to uncertain tax positions, including related accrued interest and penalties.

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

16. Segment and Geographic Data

The Company operates through four lines of business, or operating segments: Chemicals, Plastics, Environmental Services and a small set of Composites operations in Asia. Until recently, the Composites line of business included composites operations in North America which were sold on July 1, 2014 and are now classified as discontinued operations in the Company's condensed consolidated financial statements for all periods presented. The lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, the Chemicals and Plastics lines of business constitute separate reportable segments while the Environmental Services line of business and the remaining composites operations in Asia do not individually meet the materiality threshold for separate disclosure and are, as a result, combined in an "Other" segment.

Each line of business represents unique products and suppliers, and each line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across the Chemicals and Plastics lines of business there are numerous industry segments, end markets, and sub markets that the Company may choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability, and the Company's strategic agenda.

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

The Chemicals, Plastics and Composites lines of business are distribution businesses, while the Environmental Services line of business provides hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services. The operations acquired during fiscal year 2014 in the CSD Acquisition and the Archway Acquisition are included in the Company’s Chemicals line of business.

A brief description of each line of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users primarily via rail cars, bulk tanker trucks and packaged goods in trucks and less than truckloads. The Company's chemical products are distributed in more than 50 countries worldwide, primarily in North America and Asia. While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, oil and gas, HI&I, lubricants and personal care.

Plastics. The Plastics line of business distributes plastics in North America, EMEA and Asia, supplying a broad product line consisting of commodity polymer products and prime thermoplastic resins for blow molding, extrusion, injection molding and rotation molding plastic processors. The Company's plastics products are distributed in more than 50 countries worldwide, primarily in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. Our Plastics line of business distributes plastic resins and compounds in rail car, bulk truck, truckload boxes and less than truckload quantities.

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

The Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM reviews net sales to unaffiliated customers and gross profit in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s CODM in evaluating line of business performance. These expenses include depreciation and amortization, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. No single customer accounted for more than 10.0% of revenues for any line of business for each of the periods reported. Intersegment revenues were insignificant.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Sales and operating revenues
Chemicals	$513.5	$513.2
Plastics	475.2	502.6
Other	29.0	26.5
Total sales and operating revenues	$1,017.7	$1,042.3
Gross profit
Chemicals	$50.7	$41.9
Plastics	33.8	38.1
Other	7.5	7.1
Total gross profit	92.0	87.1
Selling, general & administrative expenses	83.6	77.7
Transaction related costs	0.1	5.9
Total operating income	8.3	3.5
Other income	0.5	0.2
Interest income (expense):
Interest income	—	0.1
Interest expense	(16.4)	(14.4)
Loss from continuing operations before income taxes	$(7.6)	$(10.6)

	December 31, 2014	September 30, 2014
IDENTIFIABLE ASSETS
Chemicals(1)	$769.0	$812.5
Plastics	593.3	616.4
Other	30.7	34.5
Total identifiable assets by segment	1,393.0	1,463.4
Unallocated assets	385.2	442.7
Total assets(1)	$1,778.2	$1,906.1

(1) The purchase price allocation for the CSD Acquisition was finalized in the first quarter of fiscal year 2015. The purchase price allocation for the Archway Acquisition has not been finalized. Any changes in the estimated fair values of the assets acquired and liabilities assumed in the Archway Acquisition may change the amount of the purchase price allocable to goodwill. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
North America	$847.8	$784.6
EMEA	124.7	143.1
Asia	45.2	114.6
Total	$1,017.7	$1,042.3

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the SEC. The consolidating financial statements reflect the Company’s financial position as of December 31, 2014 and September 30, 2014 and the results of operations, items of comprehensive income/loss and cash flows for the three months ended December 31, 2014 and 2013.

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

The remaining subsidiaries ("Non-Guarantor Subsidiaries") as of December 31, 2014 are not guarantors of the Notes.

The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at December 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$—	$1.1	$4.6	$35.8	$—	$41.5
Accounts and notes receivable, net	—	—	—	382.5	155.0	—	537.5
Inventories	—	—	—	287.4	129.0	—	416.4
Intercompany advances	—	—	—	0.5	—	(0.5)	—
Other current assets	—	—	—	14.5	20.9	—	35.4
Total current assets	—	—	1.1	689.5	340.7	(0.5)	1,030.8
Property, plant and equipment, net	—	—	—	210.3	12.4	—	222.7
Goodwill and other intangibles, net	—	—	—	394.8	105.3	—	500.1
Other non-current assets	—	—	0.1	23.9	0.6	—	24.6
Intercompany advances	—	—	—	96.9	—	(96.9)	—
Investment in subsidiaries	390.9	—	239.9	175.7	—	(806.5)	—
Total assets	$390.9	$—	$241.1	$1,591.1	$459.0	$(903.9)	$1,778.2
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long- term debt	$0.4	$—	$0.3	$6.1	$43.2	$—	$50.0
Intercompany advances	0.4	—	0.1	—	—	(0.5)	—
Accounts payable, accrued expenses and other liabilities	0.1	—	4.6	262.3	116.1	—	383.1
Total current liabilities	0.9	—	5.0	268.4	159.3	(0.5)	433.1
Long-term debt	115.7	—	42.5	794.1	21.4	—	973.7
Deferred income taxes	—	—	83.8	0.3	3.3	—	87.4
Other non-current liabilities	—	—	—	7.3	2.4	—	9.7
Intercompany advances	—	—	—	—	96.9	(96.9)	—
Total liabilities	116.6	—	131.3	1,070.1	283.3	(97.4)	1,503.9
Members’ Equity
Total members’ equity	274.3	—	109.8	521.0	175.7	(806.5)	274.3
Total liabilities and members’ equity	$390.9	$—	$241.1	$1,591.1	$459.0	$(903.9)	$1,778.2

Condensed Consolidating Balance Sheets at September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.9	$—	$—	$40.1	$47.2	$—	$88.2
Accounts and notes receivable, net	—	—	—	458.8	177.8	—	636.6
Inventories	—	—	—	266.6	123.3	—	389.9
Intercompany advances	—	—	1.6	0.6	—	(2.2)	—
Other current assets	—	—	0.1	14.0	19.4	—	33.5
Total current assets	0.9	—	1.7	780.1	367.7	(2.2)	1,148.2
Property, plant and equipment, net	—	—	—	211.1	12.9	—	224.0
Goodwill and other intangibles, net	—	—	—	398.5	108.4	—	506.9
Other non-current assets	—	—	0.4	25.9	0.7	—	27.0
Intercompany advances	—	—	—	97.9	—	(97.9)	—
Investment in subsidiaries	437.3	—	242.0	183.8	—	(863.1)	—
Total assets	$438.2	$—	$244.1	$1,697.3	$489.7	$(963.2)	$1,906.1
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long-term debt	$0.4	$—	$0.3	$6.1	$47.6	$—	$54.4
Intercompany advances	0.4	—	0.1	1.7	—	(2.2)	—
Accounts payable, accrued expenses and other liabilities	0.1	—	8.7	362.5	141.8	—	513.1
Total current liabilities	0.9	—	9.1	370.3	189.4	(2.2)	567.5
Long-term debt	115.8	—	42.5	751.1	9.0	—	918.4
Deferred income taxes	—	—	80.9	0.2	3.8	—	84.9
Other non-current liabilities	—	—	—	7.7	2.8	—	10.5
Intercompany advances	—	—	0.3	—	97.6	(97.9)	—
Total liabilities	116.7	—	132.8	1,129.3	302.6	(100.1)	1,581.3
Redeemable noncontrolling interest	—	—	—	—	3.3	—	3.3
Members’ Equity
Total members’ equity	321.5	—	111.3	568.0	183.8	(863.1)	321.5
Total liabilities and members’ equity	$438.2	$—	$244.1	$1,697.3	$489.7	$(963.2)	$1,906.1

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$776.8	$240.9	$—	$1,017.7
Cost of sales and operating expenses	—	—	—	698.8	226.9	—	925.7
Gross profit	—	—	—	78.0	14.0	—	92.0
Selling, general and administrative expenses and transaction related costs	—	—	—	68.9	14.8	—	83.7
Operating income (loss)	—	—	—	9.1	(0.8)	—	8.3
Other income (expense):
Interest expense, net	(0.9)	—	(0.4)	(13.4)	(1.7)	—	(16.4)
Equity in earnings of subsidiaries	(6.6)	—	(2.1)	(2.6)	—	11.3	—
Other income	—	—	—	0.3	0.2	—	0.5
Loss from continuing operations before income taxes	(7.5)	—	(2.5)	(6.6)	(2.3)	11.3	(7.6)
Income tax expense (benefit)	—	—	(1.1)	0.3	(0.1)	—	(0.9)
Net loss from continuing operations	(7.5)	—	(1.4)	(6.9)	(2.2)	11.3	(6.7)
Net loss from discontinued operations, net of tax	—	—	—	(0.4)	(0.4)	—	(0.8)
Net Loss	$(7.5)	$—	$(1.4)	$(7.3)	$(2.6)	$11.3	$(7.5)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended December 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(7.5)	$—	$(1.4)	$(7.3)	$(2.6)	$11.3	$(7.5)
Unrealized foreign currency translation loss, net of tax	(9.3)	—	—	(9.3)	(8.8)	18.1	(9.3)
Unrealized gain on interest rate hedges, net of tax	0.1	—	—	0.1	—	(0.1)	0.1
Other comprehensive loss, net of tax	(9.2)	—	—	(9.2)	(8.8)	18.0	(9.2)
Total comprehensive loss, net of tax	(16.7)	—	(1.4)	(16.5)	(11.4)	29.3	(16.7)
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	—	—	0.1	0.1	(0.2)	0.1
Total comprehensive loss attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(16.6)	$—	$(1.4)	$(16.4)	$(11.3)	$29.1	$(16.6)

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2013

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$715.6	$326.7	$—	$1,042.3
Cost of sales and operating expenses	—	—	—	653.0	302.2	—	955.2
Gross profit	—	—	—	62.6	24.5	—	87.1
Selling, general and administrative expenses and transaction related costs	—	—	3.4	66.9	13.3	—	83.6
Operating income (loss)	—	—	(3.4)	(4.3)	11.2	—	3.5
Other income (expense):
Interest expense, net	(0.2)	—	(0.1)	(11.9)	(2.1)	—	(14.3)
Equity in earnings of subsidiaries	(11.2)	—	(0.1)	6.8	—	4.5	—
Other income	—	—	—	—	0.2	—	0.2
Income (loss) from continuing operations before income taxes	(11.4)	—	(3.6)	(9.4)	9.3	4.5	(10.6)
Income tax expense (benefit)	—	—	(0.5)	0.1	2.7	—	2.3
Net income (loss) from continuing operations	(11.4)	—	(3.1)	(9.5)	6.6	4.5	(12.9)
Net income from discontinued operations, net of tax	—	—	—	1.3	0.2	—	1.5
Net income (loss)	(11.4)	—	(3.1)	(8.2)	6.8	4.5	(11.4)
Net income attributable to noncontrolling interest	(1.5)	—	—	(1.5)	(1.5)	3.0	(1.5)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(12.9)	$—	$(3.1)	$(9.7)	$5.3	$7.5	$(12.9)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended December 31, 2013

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11.4)	$—	$(3.1)	$(8.2)	$6.8	$4.5	$(11.4)
Unrealized foreign currency translation gain, net of tax	1.1	—	—	1.1	1.5	(2.6)	1.1
Unrealized gain on interest rate hedges, net of tax	0.1	—	—	0.1	—	(0.1)	0.1
Other comprehensive income, net of tax	1.2	—	—	1.2	1.5	(2.7)	1.2
Total comprehensive income (loss), net of tax	(10.2)	—	(3.1)	(7.0)	8.3	1.8	(10.2)
Comprehensive income attributable to noncontrolling interest, net of tax	(1.8)	—	—	(1.8)	(1.8)	3.6	(1.8)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(12.0)	$—	$(3.1)	$(8.8)	$6.5	$5.4	$(12.0)

Condensed Consolidating Statements of Cash Flows For the Three Months Ended December 31, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operating activities from continuing operations	$(0.9)	$—	$(0.5)	$(32.2)	$(19.8)	$—	$(53.4)
Net cash used in operating activities from discontinued operations	—	—	—	(0.4)	(0.1)	—	(0.5)
Net cash used in operating activities	(0.9)	—	(0.5)	(32.6)	(19.9)	—	(53.9)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(9.6)	(0.3)	—	(9.9)
Proceeds from the disposal of property and equipment	—	—	—	0.2	—	—	0.2
Investment in subsidiaries	—	—	—	(34.3)	—	34.3	—
Net cash used in investing activities from continuing operations	—	—	—	(43.7)	(0.3)	34.3	(9.7)
Net cash used in investing activities	—	—	—	(43.7)	(0.3)	34.3	(9.7)
Cash Flows From Financing Activities
Purchase of additional noncontrolling equity interest in Nexeo Plaschem	—	—	—	—	(34.3)	—	(34.3)
Proceeds from short-term debt	—	—	—	—	65.3	—	65.3
Repayments of short-term debt	—	—	—	—	(69.4)	—	(69.4)
Investment from parent	—	—	—	—	34.3	(34.3)	—
Transfers to/from affiliates	0.1	—	1.6	(1.7)	—	—	—
Proceeds from issuance of long-term debt	—	—	—	208.5	67.3	—	275.8
Repayment of long-term debt	(0.1)	—	—	(166.0)	(54.3)	—	(220.4)
Net cash provided by financing activities	—	—	1.6	40.8	8.9	(34.3)	17.0
Effect of exchange rate changes on cash	—	—	—	—	(0.1)	—	(0.1)
Increase (Decrease) in Cash	(0.9)	—	1.1	(35.5)	(11.4)	—	(46.7)
Beginning Cash Balance	0.9	—	—	40.1	47.2	—	88.2
Ending Cash Balance	$—	$—	$1.1	$4.6	$35.8	$—	$41.5

Condensed Consolidating Statements of Cash Flows For the Three Months Ended December 31, 2013

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operating activities from continuing operations	$—	$—	$(3.4)	$(19.2)	$(3.7)	$—	$(26.3)
Net cash provided by operating activities from discontinued operations	—	—	—	3.3	0.4	—	3.7
Net cash used in operating activities	—	—	(3.4)	(15.9)	(3.3)	—	(22.6)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(9.4)	—	—	(9.4)
Proceeds from the disposal of property and equipment	—	—	—	—	—	—	—
Acquisitions	—	—	(86.4)	(10.0)	—	—	(96.4)
Investment in subsidiaries	(40.8)	—	—	(8.0)	—	48.8	—
Net cash used in investing activities from continuing operations	(40.8)	—	(86.4)	(27.4)	—	48.8	(105.8)
Net cash used in investing activities from discontinued operations	—	—	—	—	(0.1)	—	(0.1)
Net cash used in investing activities	(40.8)	—	(86.4)	(27.4)	(0.1)	48.8	(105.9)
Cash Flows From Financing Activities
Proceeds from sale of membership units	—	—	—	—	—	—	—
Repurchases of membership units	(0.1)	—	—	—	—	—	(0.1)
Tax distributions associated with membership interests	—	—	—	—	—	—	—
Payments on short-term obligations associated with the Beijing Plaschem Acquisition	—	—	—	—	—	—	—
Proceeds from short-term debt	—	—	—	—	17.8	—	17.8
Repayments of short-term debt	—	—	—	—	(12.1)	—	(12.1)
Investment from parent	—	—	40.8	—	8.0	(48.8)	—
Transfer to/from affiliates	0.1	—	—	19.1	(19.2)	—	—
Proceeds from the issuance of long-term debt	51.0	—	50.5	99.4	26.7	—	227.6
Repayment of long-term debt	(10.0)	—	(1.5)	(97.1)	(20.6)	—	(129.2)
Payments of debt issuance costs	—	—	—	—	—	—	—
Net cash provided by financing activities	41.0	—	89.8	21.4	0.6	(48.8)	104.0
Effect of exchange rate changes on cash	—	—	—	—	(0.2)	—	(0.2)
Increase (Decrease) in Cash	0.2	—	—	(21.9)	(3.0)	—	(24.7)
Beginning Cash Balance	—	—	—	27.6	47.0	—	74.6
Ending Cash Balance	$0.2	$—	$—	$5.7	$44.0	$—	$49.9

Supplemental disclosure of non-cash activities:

During the first quarter of fiscal year 2014, Sub Holding assigned $23.0 million of its long-term debt to Solutions and contributed its ownership interest in CSD to Solutions in exchange for a participating preferred interest. Accordingly, CSD and its subsidiaries became wholly owned subsidiaries of Solutions.

There was no impact to the non-guarantor subsidiaries from the above non-cash transaction.

18. Subsequent Events

Amendment No. 4 to ABL Facility

On January 30, 2015, as permitted under the ABL Facility, the Company established an incremental permitted foreign facility in an aggregate principal amount of $30.0 million.  See Note 9.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed with the SEC on December 5, 2014. To the extent this discussion and analysis contains forward-looking statements, these statements involve risks and uncertainties. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. Actual results may differ materially from those anticipated in these forward-looking statements.

The terms "Nexeo Solutions Holdings," "the Company," "we," "us," "our," "Nexeo" and similar terms in this report refer to Nexeo Solutions Holdings, LLC and its consolidated subsidiaries. The term "Holdings" refers only to Nexeo Solutions Holdings, LLC, a Delaware limited liability company, which owns the majority of the membership interests of Nexeo Solutions, LLC, a Delaware limited liability company ("Solutions"). The remaining membership interests are owned by Nexeo Solutions Sub Holding Corp., a wholly-owned subsidiary of Holdings ("Sub-Holding"). Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC and its subsidiaries. The operations of Solutions and its consolidated subsidiaries constitute the operations of Holdings presented under accounting principles generally accepted in the United States.

Overview

We are a global distributor of chemicals products in North America and Asia, plastics products in North America, EMEA and Asia and composites products in Asia. We also provide environmental services, including waste collection, recovery, recycling and arrangement for disposal in North America through our Environmental Services line of business. We were a distributor of composites products in North America until July 1, 2014, when we sold our North American composites operations. These operations are reflected as discontinued operations for all periods presented.

We offer our customers products used in a broad cross section of end markets, including construction, oil and gas, household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare and personal care. We distribute approximately 27,000 products into over 70 countries for approximately 1,300 suppliers to approximately 29,000 customers. Based on revenue for calendar year 2013, we were ranked third in North America and fourth globally among the top 100 distributors, as reported by ICIS, one of the largest petrochemical market information providers. The sale of our North American composites operations in July 2014 did not have an effect on this ranking.

 We distribute our broad product portfolio through a supply chain consisting of approximately 190 owned, leased or third-party warehouses, rail terminals and tank terminals globally. We have a private fleet of approximately 1,000 units, including tractors and trailers, primarily located in North America. We currently employ approximately 2,600 employees globally.

Operational and Financial Highlights

China Operations

In October 2014, we acquired the remaining 10% equity interest in Nexeo Plaschem for approximately $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. We funded this payment with cash on hand and approximately $18.0 million of borrowings under the ABL Facility.

Segment Overview

We operate through four lines of business, or operating segments: Chemicals, Plastics, Environmental Services and a small set of Composites operations in Asia. Until recently, our Composites line of business was primarily comprised of composites operations in North America, which were sold on July 1, 2014, and are now classified as discontinued operations in our condensed consolidated financial statements for all periods presented. Our lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while our Environmental Services line of business and the remaining composites operations in Asia do not individually meet the materiality threshold for separate disclosure, and are, as a result, combined in an "Other" segment.

A brief description of each of our lines of business follows:

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users primarily via rail cars, bulk tanker trucks and packaged goods in trucks and less than truckloads. While our chemicals products are distributed in more than 50 countries worldwide, we primarily distribute our chemicals products in North America and Asia. While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, oil and gas, HI&I, lubricants and personal care.

Plastics. Our Plastics line of business supplies a broad product line consisting of commodity polymer products and prime thermoplastic resins for plastic processors engaged in blow molding, extrusion, injection molding and rotation molding. While our plastics products are distributed in more than 50 countries worldwide, we primarily distribute our plastics products in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. Our Plastics line of business distributes plastic resins and compounds in rail car, bulk truck, truckload boxes and less than truckload quantities.

Environmental Services. Our Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the United States. These environmental services are offered through our network of distribution facilities used as transfer facilities.

Composites. The Composites line of business supplies certain resin products to a small number of customers in Asia.

Certain Factors Affecting Comparability to Prior Period Financial Results

The following items impact the comparability with prior-period financial results:

•The CSD Acquisition closed on December 1, 2013. Accordingly, our condensed consolidated results of operations for the three months ended December 31, 2013 include the results of the acquired operations since the closing date. The acquired operations are included in our Chemicals line of business.

•The Archway Acquisition closed April 1, 2014. Accordingly, our condensed consolidated results of operations for the three months ended December 31, 2013 do not include any impact associated with the acquired operations. The acquired operations are included in our Chemicals line of business in the current period.

•In September 2012, we formed Nexeo Plaschem as a joint venture and initially owned 60% of the entity. In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem, and, in July 2014, we completed the purchase of an additional 10% equity interest in Nexeo Plaschem, increasing our ownership percentage to 90% as of September 30, 2014. In October 2014, we acquired the remaining 10% equity interest.

As a result of the factors listed above, historical results of operations and other financial data, as well as period-to-period comparisons of these results may not be comparable or indicative of future results.

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

Our operations are most impacted by regional market price fluctuations of the primary feedstock materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. Market price fluctuations of these primary raw materials directly impact the decisions of our product suppliers, specifically the manufacturing capacity made available for production of the products we distribute. As capacity or demand patterns change, we may experience a corresponding change in the average selling prices of the products we distribute. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices. Alternatively, our gross profit margins generally increase during inflationary pricing environments as we are able to sell inventory that was previously purchased at lower prices. Additionally, as a logistics provider, oil price movements can also impact our transportation and delivery costs.

Regional Outlook. We currently distribute products in North America, Europe, and Asia. In Europe, we conduct business primarily in Western European countries and in Asia the majority of our business is in China.  The global economic environment is mixed across the key regions where we compete and we implement and execute different market and operational strategies in these regions.

North America

The U.S. GDP grew at an annualized rate of 2.6% for the quarter ended December 31, 2014, which followed a stronger growth of 5% in the quarter ended September 30, 2014. During our first fiscal quarter of 2015, West Texas Intermediate ("WTI") crude oil prices began the quarter at approximately $91 per barrel, and ended the quarter at approximately $53 per barrel or approximately 42% lower.

During the three months ended December 31, 2014, even though oil prices declined significantly, we generally saw stable selling prices for the products we distribute while our inventory purchases were settling at lower prices, resulting in improved profitability. The lag between average selling price adjustments in the market and the impact on inventory costs is a typical phenomenon that occurs during periods of declining market prices for feedstocks. Whether this phenomenon results in an increase or decrease in profitability depends on the relative speed at which selling prices adjust in relation to inventory costs. We expect market forces and the intensity of competition to drive pricing pressure beginning in the second quarter of the current fiscal year.

Europe

European GDP grew at an annualized rate of 0.9% for the quarter ended December 31, 2014, following slow growth for the previous quarter ended September 30, 2014. During our first fiscal quarter of 2015, Brent crude oil prices began the quarter at approximately $95 per barrel, and ended the quarter at approximately $55 per barrel or approximately 42% lower. In addition, the Euro weakened considerably versus the U.S. dollar, particularly towards the end of the first quarter of fiscal year 2015.

The market prices for the products we sell in Europe are closely correlated to the cost of crude oil as these operations are primarily based on the distribution of commodity plastics products. Therefore, our operations in Europe rapidly felt the effects of the decline in oil prices with both volume and pricing compression experienced during the three months ended December 31, 2014. We expect to see continued pressure in this region until oil prices stabilize.

Asia

Our operations in Asia are primarily concentrated in China. For the quarter ended December 31, 2014, China GDP grew at an annualized rate of 7.3%. This GDP growth is slower than the GDP growth reported for China over the past five years, primarily due to a weaker property sector, lower credit growth and weakened industrial production. Nonetheless, the Asia-Pacific region overall is an important market for us and, through Nexeo Plaschem, we expect to continue to execute our strategy to grow the economically sustainable parts of our business in that region.

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

•	realizing synergies from our acquisitions;

•	enhancing our supply chain agility; and

•	attracting and retaining the talent we need to create new capabilities within our company.

Results of Operations

On July 1, 2014, we sold our North American composites operations. In accordance with applicable accounting guidance, these operations are classified as discontinued operations for all periods presented and are excluded from the segment analysis tables and discussions below.

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013

	Three Months Ended December 31,	Three Months Ended December 31,	Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For the Three Months Ended December 31,
(Dollars in millions)	2014	2013	$ Change	% Change	2014	2013
Sales and operating revenues	$1,017.7	$1,042.3	$(24.6)	(2.4)%	100.0%	100.0%
Cost of sales and operating expenses	925.7	955.2	29.5	3.1%	91.0%	91.6%
Gross profit	92.0	87.1	4.9	5.6%	9.0%	8.4%
Selling, general and administrative expenses	83.6	77.7	(5.9)	(7.6)%	8.2%	7.5%
Transaction related costs	0.1	5.9	5.8	98.3%	—%	0.6%
Operating income	8.3	3.5	4.8	137.1%	0.8%	0.3%
Other income	0.5	0.2	0.3	150.0%	—%	—%
Interest expense, net	(16.4)	(14.3)	(2.1)	(14.7)%	(1.6)%	(1.4)%
Loss from continuing operations before income taxes	(7.6)	(10.6)	3.0	28.3%	(0.7)%	(1.0)%
Income tax expense (benefit)	(0.9)	2.3	3.2	139.1%	(0.1)%	0.2%
Net loss from continuing operations	(6.7)	(12.9)	6.2	48.1%	(0.7)%	(1.2)%
Income (loss) from discontinued operations, net of tax	(0.8)	1.5	(2.3)	(153.3)%	(0.1)%	0.1%
Net Loss	$(7.5)	$(11.4)	$3.9	(34.2)%	(0.7)%	(1.1)%

*                                         Not meaningful

Sales and operating revenues and cost of sales and operating expenses

For the three months ended December 31, 2014, sales and operating revenues were $1,017.7 million compared to $1,042.3 million for the three months ended December 31, 2013, a decrease of $24.6 million, or 2.4%. The decrease in revenues was primarily due to lower sales volumes in our Chemicals and Plastics business in Asia arising from decreased demand during the current period. The decrease in revenue in Asia also reflects the impact of a decision made during fiscal year 2014 to stop serving certain trader business that either did not meet profitability thresholds or was not consistent with our long-term strategy in China. Revenues in our Plastics business in EMEA were also lower due to a decline in both sales volumes and pricing as a result of the weakening economic conditions in the region and the decline in oil prices. Additionally, the decrease in revenue in EMEA compared to the previous year includes approximately $11.4 million associated with the decline in the exchange rate of the Euro versus the U.S. dollar. The decrease in revenue was partially offset by a $58.4 million favorable impact during the current period in our Chemicals line of business of the Archway Acquisition, which was completed on April 1, 2014, and an additional two months of operations from the CSD Acquisition, which was completed on December 1, 2013. The decrease in revenue was also partially offset by increased sales volumes in our North America plastics commodity products.

While the pricing environment is different for each line of business, products and geography, at the enterprise level, for the three months ended December 31, 2014, average selling prices of the products we distribute improved in our Chemicals line of business compared to the same period in the prior year, primarily due to better pricing associated with the CSD Acquisition and the Archway Acquisition. In our Plastics line of business, we experienced generally flat average selling prices, with increases in North America offset by declines in EMEA.

Cost of sales and operating expenses for the three months ended December 31, 2014 were $925.7 million compared to $955.2 million for the three months ended December 31, 2013, a decrease of $29.5 million, or 3.1%, primarily as a result of the lower revenues in our Plastics and Chemicals lines of business in Asia. Cost of sales and operating expenses during the three months ended December 31, 2014 include approximately $1.4 million from the settlement of claims with suppliers offset by the impact of a non-cash inventory impairment charge of $1.6 million, both associated with our Chemicals operations. The decrease in costs of sales and operating expenses was partially offset by the impact of the Archway Acquisition and the two additional months of operations from the CSD Acquisition in the current period in our Chemical's business. Cost of sales and operating expenses during the three months ended December 31, 2013 include the effect of the inventory step-up charge of $1.2 million resulting from the CSD Acquisition and the favorable impact of approximately $1.9 million of insurance proceeds received in connection with the fire at our Garland facility.

Gross profit increased $4.9 million, or 5.6%, for the three months ended December 31, 2014 compared to the same period in the prior year. Overall, this increase in gross profit was primarily attributable to our Chemicals line of business, driven by the Archway Acquisition, the CSD Acquisition and the impact of higher average selling prices during the current period resulting from market-based pricing initiatives. The favorable results in our Chemicals line of business were partially offset by the decline in sales volume coupled with price compression experienced in our Plastics line of business.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2014 were $83.6 million compared to $77.7 million for the three months ended December 31, 2013, an increase of $5.9 million, or 7.6%. Approximately $6.7 million of the increase in selling, general and administrative expenses, including approximately $2.0 million of depreciation and amortization expense, is attributable to the estimated impact of two months of additional operations from the CSD Acquisition and the impact of the Archway Acquisition for the current period. The offsetting decrease of approximately $0.8 million in selling, general and administrative expenses was driven primarily by lower travel costs of approximately $2.0 million compared to the previous year, partially offset by an unfavorable foreign exchange variance over the prior period of $1.1 million primarily associated with fluctuations in the RMB exchange rate versus the U.S. dollar.

Transaction related costs

We incurred $0.1 million in transaction related costs for the three months ended December 31, 2014 compared to $5.9 million for the three months ended December 31, 2013, a decrease of $5.8 million, or 98.3%. Transaction related costs decreased compared to the prior period, primarily due to the costs incurred during the three months ended December 31, 2013 related primarily to legal and consulting costs incurred in connection with the closing and early assimilation of the CSD Acquisition, which closed on December 1, 2013.

Other income

Other income for the three months ended December 31, 2014 was $0.5 million compared to $0.2 million for the three months ended December 31, 2013. The increase in other income was driven primarily by $0.2 million in gains from disposal of non-major property and equipment during the current period.

Interest expense, net

Net interest expense for the three months ended December 31, 2014 was $16.4 million compared to $14.3 million for the three months ended December 31, 2013, an increase of $2.1 million, or 14.7%. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense compared to the same period in the prior year is primarily due to increased borrowings under the Term Loan Facility as a result of the amendment entered into during the second quarter of fiscal 2014, and increased borrowings under the ABL Facility during the current period.

Income tax expense

Income tax benefit for the three months ended December 31, 2014 was $0.9 million compared to income tax expense of $2.3 million for the three months ended December 31, 2013, a decrease of $3.2 million, or 139.1%. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S., Federal, state and local jurisdictions. The decrease in income tax expense compared to the same period in the prior year is largely attributed to the U.S. income tax benefit on losses from U.S. and China operations in the current period.

Income (loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, for the three months ended December 31, 2014 was $0.8 million compared to income of $1.5 million for the three months ended December 31, 2013, a decrease of $2.3 million, or 153.3%. The decrease in income from discontinued operations compared to the same period in the prior year is largely attributed to the lack of operations in the current period as a result of the Composites Sale on July 1, 2014, coupled with additional expenses incurred during the current period to terminate activity and relationships associated with these operations.

Segment Analysis

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013

	Three Months Ended December 31,	Three Months Ended December 31,	Period Over Period Favorable (Unfavorable)		Percentage of Consolidated Sales/Gross Profit For the Three Month Period Ended December 31,
(Dollars in millions)	2014	2013	$ Change	% Change	2014	2013
Chemicals
Sales and operating revenues	$513.5	$513.2	$0.3	0.1%	50.5%	49.2%
Gross profit	$50.7	$41.9	$8.8	21.0%	55.1%	48.1%
Gross profit %	9.9%	8.2%
Plastics
Sales and operating revenues	$475.2	$502.6	$(27.4)	(5.5)%	46.7%	48.2%
Gross profit	$33.8	$38.1	$(4.3)	(11.3)%	36.7%	43.7%
Gross profit %	7.1%	7.6%
Other
Sales and operating revenues	$29.0	$26.5	$2.5	9.4%	2.8%	2.6%
Gross profit	$7.5	$7.1	$0.4	5.6%	8.2%	8.2%
Gross profit %	25.9%	26.8%
Consolidated
Sales and operating revenues	$1,017.7	$1,042.3	$(24.6)	(2.4)%	100.0%	100.0%
Gross profit	$92.0	$87.1	$4.9	5.6%	100.0%	100.0%
Gross profit %	9.0%	8.4%

Chemicals

For the three months ended December 31, 2014, sales and operating revenues for the Chemicals line of business increased $0.3 million, or 0.1%, compared to the same period in the prior year. The revenue increase was partially attributable to the Archway Acquisition and to the estimated impact of the CSD Acquisition for an additional two months in the current period, which collectively contributed $58.4 million. This increase in revenue was offset by a volume decline in Asia associated with lower demand in that region, and a volume decline in North America associated with certain commodity products. The decrease in revenue in Asia also reflects a decrease of approximately $8.2 million compared to the previous year related to the impact of a decision made during fiscal year 2014 to stop serving certain trader business that either did not meet profitability thresholds or was not consistent with our long-term strategy in China.

Gross profit increased $8.8 million, or 21.0%, for the three months ended December 31, 2014 compared to the same period in the prior year. This increase in gross profit was primarily attributable to the Archway Acquisition and to the estimated impact of the CSD Acquisition, coupled with the impact of higher average selling prices during the current period resulting from market-based pricing initiatives, which offset the declines in volume described above. Gross profit during the three months ended December 31, 2014 includes approximately $1.4 million from the settlement of claims with suppliers, offset by the impact of a non-cash inventory impairment charge of $1.6 million associated with our operations in Asia. The inventory impairment was driven primarily by the impact of the significant declines in oil prices. Gross profit during the three months ended December 31, 2013 includes the effect of the inventory step-up charge of $1.2 million resulting from the CSD Acquisition, and the favorable impact of approximately $1.9 million of insurance proceeds received in connection with the fire at our Garland facility.

Plastics

For the three months ended December 31, 2014, sales and operating revenues for the Plastics line of business decreased $27.4 million, or 5.5%, compared to the same period in the prior year. The revenue decrease was primarily attributable to volume declines in our operations in EMEA and Asia, driven by the decline in oil prices and lower demand. The decrease in revenue in Asia also reflects a decrease of approximately $15.2 million compared to the previous year related to the impact of a decision made during fiscal year 2014 to stop serving certain trader business that either did not meet profitability thresholds or was not consistent with our long-term strategy in China. Further, pricing pressure in our operations in EMEA also contributed to the decrease in sales and operating revenues. Additionally, the decrease in revenue in EMEA compared to the previous year includes approximately $11.4 million associated with the decline in the exchange rate of the Euro versus the U.S. dollar. The decrease was partially offset by volume increases in our operations in North America driven by commodity products. Gross profit decreased $4.3 million, or 11.3%, for the three months ended December 31, 2014. The decrease in gross profit is the result of the same variables impacting revenue. Our operations in EMEA, heavily weighted towards the distribution of commodity products, are under pressure from lower demand driven by the decline in oil prices, while in Asia, volume declines are associated with slower economic growth in the region.

Other

For the three months ended December 31, 2014, combined sales and operating revenues for the Other segment increased $2.5 million, or 9.4%, compared to the same period in the prior year. The increase in revenues was primarily driven by new customer acquisitions in our Environmental Services line of business in the energy and transportation end markets. Gross profit for the Other segment increased $0.4 million, or 5.6%, compared to the same period in the prior year, primarily due to the new customer acquisitions described above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated from operations and our ABL Facility. Cash flow generated from operations is influenced by the seasonal patterns of our business and other timing circumstances which can result in increases or decreases in working capital requirements for any given period during the course of our fiscal year. Borrowing availability under our ABL Facility is subject to a borrowing base, generally comprised of eligible inventory and accounts receivable held in certain subsidiaries. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemicals and plastics materials. Our ability to generate these cash flows in the normal course of business can be significantly influenced by changing global and regional macroeconomic conditions. Our availability under the ABL Facility is, therefore, potentially subject to fluctuations, depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, occupancy costs and delivery and transportation costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor tax payments. During the three months ended December 31, 2014, we used $34.3 million of non-operating cash to purchase the remaining 10% equity interest in Nexeo Plaschem. We funded this purchase with cash on hand and approximately $18.0 million of borrowings under the ABL Facility.

Cash capital expenditures for the three months ended December 31, 2014, were $9.9 million, and related primarily to facility improvements and additional information technology investments. We expect our aggregate capital expenditures for fiscal year 2015 (excluding acquisitions) to be approximately $35.0-$37.0 million. These expenditures will be primarily related to fixed asset replacements and betterments as well as IT infrastructure.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our U.S. taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. There were no material quarterly tax distributions in the three months ended December 31, 2014 or 2013. In addition, our sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S.

The credit agreement governing our Term Loan Facility requires us to make quarterly principal payments of approximately $1.7 million. Additionally, the Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with a portion of our annual Excess Cash Flow (as defined in the agreement), calculated as of the end of the applicable fiscal year. There was no Excess Cash Flow with respect to prior fiscal years.

We are required to make semi-annual interest payments on our senior subordinated notes of approximately $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to 6 months. Interest expense relating to the senior subordinated notes and the Credit Facilities was approximately $13.8 million for the three months ended December 31, 2014. Our ABL Facility currently matures on July 11, 2017, our Term Loan Facility matures on September 9, 2017, and our Notes mature on March 1, 2018. As of December 31, 2014, we were in compliance with the covenants of the Credit Facilities and the Indenture governing the Notes.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, and borrowings available to us under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of December 31, 2014, we had $41.5 million in cash and cash equivalents and $309.5 million of borrowing capacity available under our ABL Facility, net of borrowings and letters of credit.

Under our ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit. As of December 31, 2014, Trigger Event Excess Availability under our ABL Facility was $303.2 million, which was $249.6 million in excess of the $53.6 million threshold that would trigger the foregoing requirements.

On January 30, 2015, as permitted under the ABL Facility, we established an incremental permitted foreign facility in an aggregate principal amount of $30.0 million. The new facility will be used solely to issue one or more letters of credit, on behalf of our foreign subsidiaries, which will reduce the reliance on the letter of credit capacity under the U.S. tranche of the ABL Facility. Concurrently with the closing of the permitted foreign facility, we replaced an existing letter of credit in the approximate amount of $26.2 million under the ABL Facility with a letter of credit in the same amount under the new permitted foreign facility.

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

As of December 31, 2014, we had $41.5 million in cash and cash equivalents. Of this amount, $35.8 million was held by foreign subsidiaries outside of the United States. Of the $35.8 million, $29.5 million was denominated in currencies other than the U.S. dollar, primarily in Canadian dollars, Euros and RMB. At December 31, 2014, we had approximately $5.1 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

Cash Flows

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013

The following table sets forth the major categories of our cash flows for the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31,
(in millions)	2014	2013
Net cash used in operating activities from continuing operations	$(53.4)	$(26.3)
Net cash provided by (used in) operating activities from discontinued operations	(0.5)	3.7
Net cash used in operating activities	(53.9)	(22.6)

Net cash used in investing activities from continuing operations	(9.7)	(105.8)
Net cash used in investing activities from discontinued operations	—	(0.1)
Net cash used in investing activities	(9.7)	(105.9)

Net cash provided by financing activities	17.0	104.0

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
Decrease in cash and cash equivalents	(46.7)	(24.7)
Cash and cash equivalents at beginning of period	88.2	74.6
Cash and cash equivalents at end of period	$41.5	$49.9

Major Categories of Cash Flows

Cash flows from operating activities

Continuing operations

Net cash used in operating activities from continuing operations for the three months ended December 31, 2014 was $53.4 million. Net loss from continuing operations of $6.7 million, adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs, provision for bad debt, inventory impairment and deferred income taxes, collectively totaling $18.4 million, resulted in approximately $11.7 million of cash inflow from continuing operations during the three months ended December 31, 2014. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of approximately $92.3 million during the current period. However, we experienced a significant negative impact on cash flow from continuing operations during the period resulting from a decrease in accounts payable of approximately $102.6 million and an increase in inventories of approximately $32.8 million. The decrease in accounts and notes receivable was driven primarily by timing of collections at period end as well as lower sales volumes and pricing pressure experienced during the current period. There have been no significant changes in billing terms or collection processes during the current period. Certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to nine months and these receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled approximately $17.0 million at December 31, 2014. The increase in inventories during the current quarter reflects the impact of replenishing inventory levels for certain products at the beginning of the quarter coupled with lower than anticipated demand, relative to expectations, in the last month of the quarter. The decrease in accounts payable during the current quarter reflects the impact of lower inventory purchases at the end of the quarter as well as lower prices for these purchases. Cash outflow during the period was also attributable to a reduction in other accrued expenses of $16.2 million, which includes the payment of employee incentive compensation.

Net cash used in operating activities for continuing operations for the three months ended December 31, 2013 was $26.3 million. Net loss from continuing operations of $12.9 million adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $13.4 million, provided approximately $0.5 million of cash inflow from continuing operations during the three months ended December 31, 2013. Additionally, a net decrease in accounts receivable, driven primarily by the timing of collections, generated a cash inflow of approximately $27.9 million. There were no significant changes in our billing terms or collection processes during this period, although, as described above, Nexeo Plaschem has billing terms that allow certain customers to remit payment during a broad range of time. These receivables were supported by banknotes issued by large banks in China on behalf of these customers and totaled approximately $44.4 million at December 31, 2013. We increased our investment in inventory by approximately $38.8 million primarily driven by increased orders placed to take advantage of the pricing environment for certain products and to meet forecasted sales for the next fiscal quarter. Cash outflow during the period was also attributable to an increase in other current assets of $9.2 million, primarily related to prepaid inventory, and a reduction in other accrued expenses totaling $11.0 million, primarily related to the payment of employee incentive compensation.

Discontinued operations

Net cash used in operating activities from discontinued operations for the three months ended December 31, 2014 was $0.5 million, related to certain one-time costs incurred to terminate activity and relationships associated with these operations.

Net cash provided by operating activities from discontinued operations for the three months ended December 31, 2013 was $3.7 million. Net income of $1.5 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling approximately $0.4 million, resulted in approximately $1.9 million of cash flows from discontinued operations during the period. The remainder of the cash provided by these activities was primarily attributable to a decrease in accounts receivable of approximately $5.8 million. Cash used by operating activities from discontinued operations included a decrease in accounts payable and other accrued expenses totaling approximately $3.1 million and an increase in inventory of approximately $1.0 million.

Cash flows from investing activities

Continuing operations

Investing activities used $9.7 million of cash during the three months ended December 31, 2014, primarily due to capital expenditures of approximately $9.9 million throughout the period mainly related to facility improvements and additional information technology investments.

Investing activities used $105.8 million of cash during the three months ended December 31, 2013, primarily due to the closing of the CSD Acquisition for $96.4 million and capital expenditures of approximately $9.4 million, primarily related to additional information technology investments and additions to our private fleet.

Discontinued operations

There was no significant cash impact stemming from investing activities from discontinued operations for the three months ended December 31, 2014 and 2013.

Cash flows from financing activities

Financing activities provided $17.0 million of cash for the three months ended December 31, 2014, primarily as a result of net borrowings on the ABL facility of $57.0 million. Proceeds from borrowings were partially offset by the purchase of the remaining equity interest in Nexeo Plaschem for approximately $34.3 million and net payments of $4.1 million on short-term lines of credit available to Nexeo Plaschem.

Financing activities provided $104.0 million of cash for the three months ended December 31, 2013, primarily as a result of net borrowings on the ABL facility of $99.7 million and net borrowings of $5.7 million on short-term lines of credit available to Nexeo Plaschem. Proceeds from borrowings were partially offset by the quarterly installment on the Term Loan Facility of $1.3 million.

Contractual Obligations and Commitments

As of December 31, 2014, amounts due under our contractual commitments are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (a)	$50.0	$803.5	$175.3	$—	$1,028.8
Estimated interest payments (b)	52.1	94.8	7.3	—	154.2
Operating lease obligations (c)	17.6	24.5	14.7	12.6	69.4
Purchase obligations (d)	1.0	—	—	—	1.0
Management and consulting services obligations (e)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet (f)	—	—	—	1.1	1.1
Total	$123.7	$928.8	$203.3	$13.7	$1,269.5

(a)
Short-term obligations primarily include (i) the payment of $43.2 million outstanding under credit facilities available to Nexeo Plaschem and (ii) principal installment payments under our Term Loan Facility. Long-term debt obligations include: (i) the payment of our $175.0 million in outstanding principal on the Notes, (ii) the payment of $157.8 million in outstanding principal (as of December 31, 2014) under our ABL Facility, (iii) the payment of $652.2 million in outstanding principal under our Term Loan Facility and (iv) capital lease obligations.

(b)
Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of December 31, 2014 held constant to maturity.

(c)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(d)
Purchase obligations are primarily related to estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed in fiscal year 2015, although it is not practicable to establish definite completion dates for each employee’s relocation. Purchase obligations also include non-cancellable equipment orders, if any.

(e)
Management and consulting services obligations represent recurring minimum fees paid for services under management and consulting services agreements with certain related parties, including TPG. These related parties are paid management and consulting fees in connection with providing management and strategic consulting services. The amounts in the table above reflect minimum annual fees totaling $3.0 million per year for the next five years. See Note 14 to our condensed consolidated financial statements.

(f)	Includes long-term liabilities under certain employee benefit obligations.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at December 31, 2014.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our profitability. Although we do not speculate on changes in the prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products.  Inventory management practices are focused on managing product price risk by generally purchasing our inventories via our ERP system which helps us forecast customer demand based on historical practices. Global inventory balances can fluctuate based on variations in regional customer demand forecasts. We collaborate directly with customers in all regions to enhance the ongoing accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices significantly reduce our exposure to changes in product selling prices or costs; however, significant unanticipated changes in market conditions or commodity prices could still adversely affect our results of operations and financial condition, as the prices of the products we purchase and sell are volatile.

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, but instead will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days up to nine months. These receivables (approximately $17.0 million at December 31, 2014) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty.  At December 31, 2014, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 3.1% for the three months ended December 31, 2014. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5.0% for the fiscal three months ended December 31, 2014. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in approximately a $6.5 million increase in annual interest expense based on the Term Loan Facility balance at December 31, 2014.

Fair Value Measurements

We are a party to interest rate swap agreements of varying expiration dates to help manage our exposure to interest rate risk related to our variable interest rate Term Loan Facility (the variable interest rate is subject to a floor of 1.5%). As of December 31, 2014, the notional amount of outstanding interest rate swap agreements was $200.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized.  During the three months ended December 31, 2014, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.2 million, which was recorded in interest expense. During the three months ended December 31, 2014, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.1 million, which was recorded in other comprehensive income. As of December 31, 2014, approximately $0.5 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At December 31, 2014, the estimated fair value of our derivative liabilities was:

						2020 and	Total fair
Sources of Fair Value	2015	2016	2017	2018	2019	thereafter	value
Interest Rate:

Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.5	0.1	—	—	—	—	0.6
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$0.5	$0.1	$—	$—	$—	$—	$0.6

For further discussion of how we determine these fair values, see Note 10 to our condensed consolidated financial statements.

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. While the reporting currency of our condensed consolidated financial statements is the U.S. dollar, a substantial portion of our sales and costs of sales are denominated in other currencies. Additionally, a significant portion of Nexeo Plaschem’s total borrowings are denominated in U.S. dollars. Fluctuations in exchange rates could significantly affect our reported results from period to period, as we translate the results of these transactions into U.S. dollars. We currently do not utilize financial derivatives to manage our foreign currency risk, but we will continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may consider utilizing financial derivatives in the future to mitigate losses associated with these risks.

Included in our condensed consolidated results of operations for the three months ended December 31, 2014 is a $1.2 million net loss related to foreign exchange rate fluctuations. During the three months ended December 31, 2014, the most significant currency exposures were to the RMB and the Canadian dollar versus the U.S. dollar, and the Russian ruble to the Euro.  While the average exchange rates during the current period for these currencies fluctuated to various degrees from their respective values at September 30, 2014, they did not fluctuate significantly except for the Russian ruble exchange rate, which weakened considerably versus the Euro. Assuming the same directional variation as occurred during the three months ended December 31, 2014, a hypothetical 10.0% weakening/strengthening in the value of the RMB and the Canadian dollar relative to the value of the U.S. dollar and the value of the Russian ruble relative to the Euro from September 30, 2014 levels could have generated a net loss/gain of approximately $6.2 million in our condensed consolidated statement of operations for the three months ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this quarterly report, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2014, we completed the Archway Acquisition and we are currently in the process of integrating the acquired operations into our overall internal controls over financial reporting. See Note 3 to our condensed consolidated financial statements for additional information on the Archway Acquisition.

PART II

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

In July 2014, Ashland filed a lawsuit styled and numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 WCC CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that we are obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the purchase agreement for the Ashland Distribution Acquisition. Ashland further alleges that we have breached duties related to that purchase agreement by not having so indemnified Ashland to date with respect to costs for certain Other Retained Remediation Liabilities Ashland incurred pertaining to sites at which Ashland disposed of chemicals prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. We disagree with Ashland’s construction of the purchase agreement and are vigorously defending the lawsuit.

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

In June 2014, we self-disclosed to the DTSC that a recent inventory of our Fairfield facility had revealed potential violations of RCRA and the California Health and Safety Code. Although no formal proceeding has been initiated, we expect the DTSC to seek payment of fines or other penalties for non-compliance. We do not expect the amount of any such fine or penalty to have a material adverse effect on our business, financial position or results of operations.

We expect that, from time to time, we may be involved in lawsuits, investigations and claims arising out of our operations in the ordinary course of business.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2014. The risks described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risks described in our Annual Report on Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

We are a privately held company, and there is no established public trading market for our membership interests. During the three months ended December 31, 2014, we did not sell any unregistered securities.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexeo Solutions Holdings , LLC

February 13, 2015	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

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