Form 10-Q
period 2015-06-30
Nexeo Solutions Holdings, LLC
filed 2015-08-13
CIK 1540047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The equity interests of the registrant are not publicly held. At August 7, 2015, the registrant’s common equity consisted of membership interests, 99.5% of which was held by TPG Accolade, L.P. and the remaining interests were held by management of Nexeo Solutions Holdings, LLC.

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

PART I
Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions)

	June 30, 2015	September 30, 2014
Current Assets
Cash and cash equivalents	$89.0	$88.2
Accounts and notes receivable (net of allowance for doubtful accounts of $4.3 million and $6.3 million, respectively)	545.4	636.6
Inventories	367.8	389.9
Other current assets	24.6	33.5
Total current assets	1,026.8	1,148.2

Non-Current Assets
Property, plant and equipment, net	220.8	224.0
Goodwill	376.0	379.5
Other intangible assets, net of amortization	115.4	127.4
Other non-current assets	20.0	27.0
Total non-current assets	732.2	757.9
Total Assets	$1,759.0	$1,906.1

Current Liabilities
Short-term borrowings and current portion of long-term debt and capital lease obligations	$43.7	$54.4
Accounts payable	369.9	443.6
Accrued expenses and other liabilities	64.7	63.9
Related party payable	0.4	2.0
Income taxes payable	2.3	3.6
Total current liabilities	481.0	567.5

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	897.6	918.4
Deferred income taxes	87.5	84.9
Other non-current liabilities	10.2	10.5
Total non-current liabilities	995.3	1,013.8
Total Liabilities	1,476.3	1,581.3

Commitments and contingencies (see Note 13)
Redeemable noncontrolling interest	—	3.3

Members’ Equity
Series A membership interest	490.4	490.5
Series B membership interest	4.8	3.9
Accumulated deficit	(172.4)	(152.2)
Accumulated other comprehensive loss	(40.1)	(20.7)
Total members’ equity	282.7	321.5
Total Liabilities and Members’ Equity	$1,759.0	$1,906.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Sales and operating revenues	$988.8	$1,193.4	$3,019.3	$3,359.5
Cost of sales and operating expenses	877.5	1,084.3	2,716.8	3,062.0
Gross profit	111.3	109.1	302.5	297.5

Selling, general and administrative expenses	82.9	87.6	248.5	247.7
Transaction related costs	—	2.8	0.1	11.7
Operating income	28.4	18.7	53.9	38.1

Other income	8.4	4.3	9.1	5.1
Interest income (expense):
Interest income	—	0.1	0.1	0.2
Interest expense	(16.2)	(17.2)	(48.9)	(47.3)
Income (loss) from continuing operations before income taxes	20.6	5.9	14.2	(3.9)

Income tax expense	1.8	0.8	2.7	4.0

Net income (loss) from continuing operations	18.8	5.1	11.5	(7.9)

Net income (loss) from discontinued operations, net of tax	—	2.1	(0.8)	5.1

Net income (loss)	18.8	7.2	10.7	(2.8)

Net (income) loss attributable to noncontrolling interest	—	0.1	—	(1.4)

Net Income (Loss) Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries	$18.8	$7.3	$10.7	$(4.2)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$18.8	$7.2	$10.7	$(2.8)

Unrealized foreign currency translation gain (loss), net of tax	5.3	1.4	(19.6)	0.2
Unrealized gain (loss) on interest rate hedges, net of tax	—	(0.1)	0.1	0.2
Other comprehensive income (loss), net of tax	5.3	1.3	(19.5)	0.4
Total comprehensive income (loss), net of tax	24.1	8.5	(8.8)	(2.4)
Comprehensive (income) loss attributable to noncontrolling interest, net of tax	—	0.3	0.1	(1.1)
Total Comprehensive Income (Loss) Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries, Net of Tax (1)	$24.1	$8.8	$(8.7)	$(3.5)

(1)    The tax effects for each component presented are not material.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statement of Members’ Equity
(Unaudited, in millions)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2014	$490.5	$3.9	$(152.2)	$(20.7)	$321.5
Member tax distributions	(0.1)				(0.1)
Adjustment to contingently redeemable noncontrolling interest	—	—	(30.9)	—	(30.9)
Equity-based compensation	—	0.9	—	—	0.9
Comprehensive income (loss):
Net income	—	—	10.7	—	10.7
Other comprehensive loss	—	—	—	(19.5)	(19.5)
Comprehensive income attributable to noncontrolling interest	—	—	—	0.1	0.1
Balance at June 30, 2015	$490.4	$4.8	$(172.4)	$(40.1)	$282.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss) from continuing operations	$11.5	$(7.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39.6	39.9
Debt issuance costs amortization and original issue discount amortization	6.5	6.0
Provision for bad debt	0.3	1.4
Inventory impairment	1.6	—
Deferred income taxes	2.0	(1.4)
Equity-based compensation charges	0.9	0.8
Gain on sales of property and equipment	(1.0)	(0.3)
Foreign currency gain on purchase of additional equity interest in Nexeo Plaschem	—	(0.7)
Changes in operating assets and liabilities:
Accounts and notes receivable	77.3	(48.1)
Inventories	10.9	(25.5)
Other current assets	6.5	(16.1)
Accounts payable	(63.2)	9.0
Related party payable	(1.6)	—
Accrued expenses and other liabilities	4.0	(1.0)
Changes in other operating assets and liabilities, net	(1.7)	(3.1)
Net cash provided by (used in) operating activities from continuing operations	93.6	(47.0)
Net cash provided by (used in) operating activities from discontinued operations	(0.6)	3.6
Net cash provided by (used in) operating activities	93.0	(43.4)
Cash flows from investing activities
Additions to property and equipment	(27.3)	(37.4)
Proceeds from the disposal of property and equipment	2.3	0.7
Acquisitions	—	(223.4)
Net cash used in investing activities from continuing operations	(25.0)	(260.1)
Net cash used in investing activities from discontinued operations	—	(0.5)
Net cash used in investing activities	(25.0)	(260.6)
Cash flows from financing activities
Repurchases of membership units	—	(0.2)
Tax distributions associated with membership interests	(0.1)	(0.1)
Purchase of additional equity interest in Nexeo Plaschem	(34.3)	(55.9)
Proceeds from short-term debt	36.9	80.7
Repayment of short-term debt	(47.6)	(75.4)
Proceeds from issuance of long-term debt	494.3	1,086.9
Repayment of long-term debt	(514.6)	(745.8)
Payments of debt issuance costs	—	(1.8)
Net cash provided by (used in) financing activities	(65.4)	288.4
Effect of exchange rate changes on cash and cash equivalents	(1.8)	1.1
Increase (decrease) in cash and cash equivalents	0.8	(14.5)
Cash and cash equivalents at the beginning of the period	88.2	74.6
Cash and cash equivalents at the end of the period	$89.0	$60.1
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures, including capital leases	$2.3	$5.3

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

The Company is a global distributor of chemicals products in North America and Asia, plastics products in North America, Europe, the Middle East and Africa ("EMEA") and Asia, and provides services for waste collection, recovery, recycling and arrangement for waste disposal in North America, primarily the United States ("U.S."), through its Environmental Services division. The Company also distributes composites products in Asia. The Company was a distributor of composites products in North America until July 1, 2014, when these operations were sold. In accordance with applicable accounting guidance, these North American composites operations are reflected as discontinued operations for all periods presented.

The Company connects a network of approximately 1,300 suppliers with a diverse base of approximately 29,000 customers. The Company offers its customers products used in a broad cross section of end markets, including construction, oil and gas, household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare and personal care. The Company distributes approximately 27,000 products through a supply chain consisting of approximately 190 owned, leased or third-party warehouses, rail terminals and tank terminals globally. The Company has a private fleet of approximately 1,000 units, including tractors and trailers, primarily located in North America.

The Company currently employs approximately 2,500 employees globally.

2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2015. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on December 5, 2014.

The condensed consolidated financial data as of September 30, 2014 presented in these unaudited condensed consolidated financial statements were derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. During the second quarter of fiscal year 2014, the Company determined that certain inventory purchase contracts include provisions for title transfer at the shipping point. As a result, the Company should have recognized inventory and corresponding accounts payable relating to in-transit inventory shipments at period end. This caused a misstatement in the balance sheet between current assets and current liabilities as of September 30, 2013. Accordingly, the Company’s consolidated balance sheet as of September 30, 2013 was adjusted to increase inventory and accounts payable by $13.3 million, with a corresponding impact on the respective line items in the condensed consolidated statement of cash flows for the nine months ended June 30, 2014 presented herein. The adjustment did not have an impact on total cash flows provided by or used in operating activities and did not have an impact on the Company’s results of operations.

Additionally, during the third quarter of fiscal year 2015, the Company determined that Proceeds from short-term debt and Repayment of short-term debt within the financing activities portion of the Company’s consolidated statements of cash flows were not reported in accordance with actual cash movements for prior periods presented during fiscal year 2014. Accordingly, the Company has revised the condensed consolidated statement of cash flows for the nine months ended June 30, 2014 to reflect an increase of $29.7 million in both Proceeds from short-term debt and Repayment of short-term debt within financing activities. The correction had no impact on the Company’s total cash flows, total cash flows from financing activities, financial condition or results of operations.

The Company does not believe these revisions have a material effect on the Company’s previously reported consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved to delay the provisions of this ASU for one year. As a result of the delay, entities would apply this new standard in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ("ASU 2015-11"). The amendments in this ASU require an entity to measure inventory at the lower of cost or net realizable value, whereas guidance previously required an assessment of market value of inventory, with different possibilities as to determining market value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

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

	June 30, 2015	September 30, 2014
Accounts receivable	$—	$0.5
Other current assets	0.1	0.2
Assets - discontinued operations (1)	$0.1	$0.7

Trade payables (2)	$—	$0.5
Accrued expenses and other liabilities (2)	—	0.3
Non-current deferred tax liability (3)	0.7	1.3
Other non-current liabilities (3)	0.1	0.1
Liabilities - discontinued operations	$0.8	$2.2

1)	Included in Other current assets in the condensed consolidated balance sheets.

2)	Included in Accrued expenses and other liabilities in the condensed consolidated balance sheets.

3)	Included in Other noncurrent liabilities in the condensed consolidated balance sheets.

Additionally, the operating results and cash flows related to the North American composites operations have been reflected as discontinued operations in the Company's condensed consolidated statements of operations, condensed consolidated statements of other comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods presented.

Components of amounts reflected in the Company's condensed consolidated statements of operations related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Sales and operating revenues	$—	$68.7	$—	$195.8
Pretax income (loss) from discontinued operations	—	2.2	(1.1)	5.4
Income tax expense (benefit)	—	0.1	(0.3)	0.2
Net income (loss) from discontinued operations, net of tax	—	2.1	(0.8)	5.2

In connection with the Composites Sale, the Company recorded a gain on sale of $14.3 million, net of tax of $1.2 million, which was reflected in the Company's operating results as a component of discontinued operations in the fourth quarter of fiscal year 2014.

Archway Sales, Inc.

On April 1, 2014, Sub Holding acquired 100% of the outstanding shares of Archway Sales, Inc., a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals ("Archway"), and substantially all of the assets of JACAAB, LLC, a Missouri limited liability company, a related business of Archway ("JACAAB" and such acquisitions collectively, the "Archway Acquisition"). After consideration of the final working capital adjustment, the final purchase price for the Archway Acquisition was $128.7 million. Pursuant to the purchase agreement, $12.5 million of the purchase price may remain in escrow for a period of up to two years and relates to certain indemnification obligations under the purchase agreement. The escrow will be released in accordance with the terms of the purchase agreement and related escrow agreement. The Archway Acquisition was funded with $10.0 million of cash on hand and $119.0 million of borrowings under the Company's asset based loan facility ("ABL Facility"). Following the Archway Acquisition, Archway was converted to a limited liability company. There is no contingent consideration related to the Archway Acquisition.

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

In the second quarter of fiscal year 2015, the Company completed its fair value assessment for certain contingent liabilities assumed and recorded adjustments to reflect the estimated fair value of obligations assumed as part of the transaction, and to record a minor adjustment to the fair value of property and equipment acquired. In connection with these adjustments, the Company recognized a liability for assumed contingent obligations, inclusive of income tax-related uncertainties, included in Other Non-Current Liabilities on the Company's condensed consolidated balance sheet. The contingent liabilities were valued using an expected value (probability-weighted) approach. The net impact to goodwill associated with these adjustments was an increase of $1.8 million.

Transaction costs associated with the Archway Acquisition are included in Transaction related costs in the Company's condensed consolidated statement of operations and totaled $2.8 million and $4.4 million during the three and nine months ended June 30, 2014, respectively. There were no transaction costs associated with the Archway Acquisition during the three and nine months ended June 30, 2015.

Impact of the Archway Acquisition on the Company’s Unaudited Condensed Consolidated Financial Information

For the three months ended June 30, 2015, the Company’s condensed consolidated sales and operating revenues and net income included $37.2 million and $0.4 million, respectively, related to the Archway Acquisition. For the nine months ended June 30, 2015, the Company’s condensed consolidated sales and operating revenues and net income included $105.2 million and $1.2 million, respectively, related to the Archway Acquisition. For the three and nine months ended June 30, 2014, the Company's condensed consolidated sales and operating revenues and net income (loss) included $48.3 million and $2.8 million, respectively, related to the Archway Acquisition for the period since the closing date on April 1, 2014.

Chemical Specialists and Development, Inc.

Effective December 1, 2013, Sub Holding acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. ("CSD"), a chemical distribution company and provider of specialty chemicals headquartered in Conroe, Texas. On the same date, Solutions acquired substantially all of the assets of STX Freight Company ("STX Freight") and ST Laboratories Group, LLC ("ST Laboratories"), two related businesses of CSD. The acquisition of CSD’s outstanding shares and substantially all the assets of STX Freight and ST Laboratories is referred to, collectively, as the "CSD Acquisition." The Company paid an aggregate purchase price of $96.4 million for the CSD Acquisition. The acquisition was financed with $10.0 million of cash on hand and $87.0 million of borrowings under the ABL Facility. Of the purchase price, $10.0 million was placed in escrow for a period of up to three years related to certain indemnification obligations under the purchase agreement. In May 2015, an agreement was reached to release the funds placed in escrow. Pursuant to that agreement, the Company received $8.0 million from the escrow fund and the former shareholders of CSD received the remaining funds of approximately $2.0 million. The Company recorded a pre-tax gain of $8.0 million related to the release. Following the CSD Acquisition, CSD and each of its subsidiaries were converted to limited liability companies. There is no contingent consideration related to the CSD Acquisition.

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

The purchase price allocation above is final as the Company has completed the fair value assessment for the tax impact associated with the transaction. There were no changes to the purchase price allocation during the three and nine months ended June 30, 2015.

Transaction costs associated with the CSD Acquisition are included in Transaction related costs in the Company's condensed consolidated statement of operations and totaled $6.4 million during the nine months ended June 30, 2014. There were no transaction costs associated with the CSD Acquisition during the three months ended June 30, 2014, or the three and nine months ended June 30, 2015.

Impact of the CSD Acquisition on the Company’s Unaudited Condensed Consolidated Financial Information

For the three months ended June 30, 2014, the Company’s condensed consolidated sales and operating revenues and net income (loss) included $36.6 million and $1.2 million, respectively, related to the estimated results of operations of the acquired business for the period since the closing date of the CSD Acquisition on December 1, 2013. For the nine months ended June 30, 2014, the Company’s condensed consolidated sales and operating revenues and net income (loss) included $91.6 million and $1.7 million, respectively, related to the estimated results of operations of the acquired business for the period since the closing date of the CSD Acquisition. The nine months ended June 30, 2014 included a $1.2 million charge related to the inventory adjustment to fair value recorded during the first quarter of fiscal year 2014. The charge was recorded in Cost of sales and operating expenses in the condensed consolidated statement of operations. Beginning on July 1, 2014, the operations, sales force and other personnel of CSD were fully integrated into the Company’s operations and ERP systems.

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

During fiscal year 2014, the Company acquired additional equity interests in Nexeo Plaschem totaling 30% for $92.2 million in cash. In October 2014, the Company acquired the remaining 10% equity interest in Nexeo Plaschem it did not already own for $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. The Company funded this payment with cash on hand and $18.0 million of borrowings under the ABL Facility.

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

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the nine months ended June 30, 2015:

Nine Months Ended June 30, 2015
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

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the Archway Acquisition and the CSD Acquisition as if they had occurred as of October 1, 2012.  The unaudited consolidated pro forma results reflect certain adjustments related to these acquisitions, primarily the amortization expense associated with estimates for the acquired intangible assets and any inventory adjustments to fair value.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been completed on the date indicated.

	Three Months Ended June 30,	Nine Months Ended June 30,
	2014	2014
Sales and operating revenues	$1,193.4	$3,479.5
Operating income	18.7	52.9
Net income (loss) from continuing operations	5.1	5.3
Net income (loss)	7.2	10.4
Net income (loss) attributable to Nexeo Solutions LLC and subsidiaries	7.3	9.0

4. Cash and Cash Equivalents — Risks and Uncertainties

At June 30, 2015, the Company had $89.0 million in cash and cash equivalents. Of this amount, $45.7 million was held by foreign subsidiaries. Of the $45.7 million, $41.0 million was denominated in currencies other than the U.S. dollar, primarily in Euros, British pounds, Chinese Renminbi ("RMB") and Canadian dollars ("CAD"). At June 30, 2015, the Company had $5.1 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange ("SAFE"). The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

5. Inventories

Inventories at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015	September 30, 2014
Finished products	$363.7	$385.9
Supplies	4.1	4.0
Total	$367.8	$389.9

During the nine months ended June 30, 2015, the Company recorded a $1.6 million non-cash impairment charge related to inventory on hand for certain chemical products in Asia. The decline in the value of these products is associated with the recent decline of oil prices as the prices for these products are closely correlated to this feedstock price.

The Company’s inventory in the U.S. and Canada is collateral under the Credit Facilities.

6. Certain Assets Used as Collateral

The Company’s accounts receivable in the U.S. and Canada are collateral under the Credit Facilities. These accounts receivable totaled $415.8 million and $493.7 million in the aggregate as of June 30, 2015 and September 30, 2014, respectively. The Company’s inventory in the U.S. and Canada is collateral under the Company's Credit Facilities. This inventory totaled $274.4 million and $286.1 million in the aggregate as of June 30, 2015 and September 30, 2014, respectively.

Certain customers in China are allowed to remit payment during a period of time ranging from 30 days up to nine months. These notes receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled $5.5 million and $19.7 million at June 30, 2015 and September 30, 2014, respectively. Additionally, under certain credit arrangements to which Nexeo Plaschem is a party, these notes receivable may also be pledged as collateral. See Note 10.

7. Property, Plant and Equipment

Property, plant and equipment at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015	September 30, 2014
Land	$41.5	$42.8
Plants and buildings	75.3	74.1
Machinery and equipment (1)	144.1	137.5
Software and computer equipment	64.9	62.3
Construction in progress	28.4	16.3
Total	354.2	333.0
Less accumulated depreciation	(133.4)	(109.0)
Property, plant and equipment, net	$220.8	$224.0

(1) Includes $1.2 million and $0.4 million, respectively, related to equipment acquired under capital leases.

Included in the carrying value of property, plant and equipment in the Company's condensed consolidated balance sheet are certain closed facilities located in the U.S., which collectively have a carrying value of $2.0 million. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

Total depreciation expense on property, plant and equipment was $9.2 million and $27.8 million for the three and nine months ended June 30, 2015, respectively, and $10.3 million and $30.6 million for the three and nine months ended June 30, 2014, respectively. Included in depreciation expense for the three and nine months ended June 30, 2014 is an impairment loss of $0.6 million and $1.8 million, respectively, related to the closure of two facilities in the U.S. One of these facilities was sold in February 2015 for net proceeds of $1.3 million resulting in a $0.2 million gain on sale.

In May 2015, the Company entered into a lease agreement with Ryder Truck Rental, Inc. (“Ryder”) for transportation equipment (“Ryder Lease”).  See Note 15. The Ryder Lease covers the rental of approximately 200 vehicles, which will replace a significant portion of the Company’s current private fleet of tractors, and has a term of seven years. The Ryder Lease will be accounted for as a capital lease, and requires minimum annual payments of approximately $5.5 million per year, including amounts for certain ancillary services under the Ryder Lease. As of June 30, 2015, the Company had not taken delivery of any vehicles under the Ryder Lease and no amounts were reflected in the financial statements related to the Ryder Lease. Delivery of the vehicles is anticipated to begin during the fourth quarter of fiscal year 2015 and be completed early during the first quarter of fiscal year 2016. The Company is permitted to terminate the lease of an individual vehicle on the anniversary of its delivery date, provided that certain conditions are met.  In the event the Company terminates the lease of an individual vehicle in accordance with the terms of the Ryder Lease, the Company may elect to purchase the individual vehicle at a predetermined residual value or return the vehicle to Ryder, subject to an adjustment based on the then-current market value of the individual vehicle.

8. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the nine months ended June 30, 2015 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2014	$268.8	$98.2	$12.5	$379.5
Archway Acquisition	1.8	—	—	1.8
Foreign currency translation	(0.1)	(5.2)	—	(5.3)
Balance at June 30, 2015	$270.5	$93.0	$12.5	$376.0

The purchase price allocation for the CSD Acquisition was finalized in the first quarter of fiscal year 2015. The purchase price allocation for the Archway Acquisition was finalized during the second quarter of fiscal year 2015. See Note 3.

Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment for the Company. As of March 31, 2015, the Company tested the goodwill recorded at each of its operating segments and concluded that goodwill was not impaired. The Company evaluated and concluded no events or changes in circumstances have occurred since the performance of the March 31, 2015 test through June 30, 2015 that would have required an impairment test.

Significant management judgment is required in the estimates and assumptions made for purposes of the Company’s goodwill impairment testing. If actual results differ from these estimates and assumptions or market conditions materially change, the analysis could be negatively impacted and could result in an impairment charge in future periods.

Other Intangible Assets

Definite-lived intangible assets at June 30, 2015 and September 30, 2014 consisted of the following:

		June 30, 2015			September 30, 2014
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5-14	$121.5	$(31.0)	$90.5	$121.5	$(22.9)	$98.6
Supplier-related intangible	10	17.0	(2.1)	14.9	17.0	(0.8)	16.2
Leasehold interest intangible	1-20	2.1	(1.4)	0.7	2.3	(1.4)	0.9
Non-compete agreements(2)	3-5	10.0	(4.0)	6.0	10.0	(2.8)	7.2
Other(3)	2-6	6.2	(2.9)	3.3	6.2	(1.7)	4.5
Total		$156.8	$(41.4)	$115.4	$157.0	$(29.6)	$127.4

1)
Includes net carrying amounts of $48.0 million, $2.6 million, $30.3 million and $9.6 million at June 30, 2015 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively. Includes net carrying amounts of $51.8 million, $3.4 million, $33.0 million and $10.4 million at September 30, 2014 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

2)
In connection with the Ashland Distribution Acquisition, Ashland agreed to a three-year non-compete agreement, which has since been fully amortized. In connection with the CSD Acquisition and the Archway Acquisition, former officers agreed to five-year non-compete agreements.

3)
Represents trademarks and trade names associated with the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition. As of June 30, 2015, net carrying amounts include $2.6 million and $0.7 million related to the CSD Acquisition and the Archway Acquisition, respectively. As of September 30, 2014, net carrying amounts include $0.1 million, $3.0 million and $1.4 million related to the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

Amortization expense recognized on intangible assets was $3.9 million and $11.8 million for the three and nine months ended June 30, 2015, respectively and $4.0 million and $9.3 million for the three and nine months ended June 30, 2014, respectively.

9. Other Non-Current Assets

Other non-current assets at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015	September 30, 2014
Debt issuance cost, net	$16.5	$21.9
Other	3.5	5.1
Total	$20.0	$27.0

10. Short-Term Borrowings and Long-Term Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at June 30, 2015 and September 30, 2014 are summarized below:

	June 30, 2015	September 30, 2014
Short-term borrowings	$36.6	$47.6
Current portion of long-term debt and capital lease obligations	7.1	6.8
Total short-term borrowings and current portion of long term debt and capital lease obligations, net	$43.7	$54.4

Long-term debt outstanding at June 30, 2015 and September 30, 2014 is summarized below:

	June 30, 2015	September 30, 2014
ABL Facility	$84.0	$101.5
Term Loan Facility	648.8	653.9
8.375% Senior Subordinated Notes	175.0	175.0
Capital lease obligations	1.0	0.3
Total long-term debt	908.8	930.7
Less: unamortized debt discount (1)	(4.1)	(5.5)
Less: current portion of long-term debt and capital lease obligations	(7.1)	(6.8)
Long-term debt and capital lease obligations, less current portion, net	$897.6	$918.4
(1) At June 30, 2015 and September 30, 2014, respectively, includes $2.2 million and $2.9 million of unamortized debt discount related to the Company's Term Loan Facility. The remainder of the unamortized debt discount was related to the Notes. Debt discount is amortized to interest expense over the life of the respective instruments using the effective interest rate method.

Short-Term Borrowings

The Company's short-term borrowings are associated with the Company's operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers' Acceptance Bills	Remaining Availability
	June 30, 2015
October 2012 Line of Credit (1)	$23.8	$23.1	3.5%	$—	$0.7
November 2012 Line of Credit (2)	24.1	13.5	6.1%	9.8	0.8
Total	$47.9	$36.6		$9.8	$1.5

	September 30, 2014
October 2012 Line of Credit (1)	$23.8	$21.5	3.6%	$—	$2.3
November 2012 Line of Credit (2)	24.4	23.4	6.2%	0.7	0.3
Total	$48.2	$44.9		$0.7	$2.6

(1) The borrowing limit of this facility is denominated in U.S. dollars. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.
(2) The borrowing limit of this facility is denominated in RMB. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 100% of the facility's borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.

During the third quarter of fiscal year 2014, Nexeo Plaschem entered into an arrangement through which it makes borrowings on a short-term basis, usually six months, by using its line of credit with the bank or by pledging the proceeds of its notes receivable. The borrowings originated from this arrangement are also used to fund Nexeo Plaschem's working capital requirements. At June 30, 2015, there was no outstanding balance or notes receivable pledged under this arrangement. There was no outstanding balance of bankers' acceptance bills issued to suppliers as of June 30, 2015. At September 30, 2014, the weighted average interest rate was 3.6%, outstanding borrowings totaled $2.7 million, which were secured in full by pledged proceeds from certain of its notes receivable, and $2.5 million of notes receivable were pledged under this arrangement in exchange for bankers’ acceptance bills issued to suppliers.

In addition, Nexeo Plaschem has an arrangement whereby it is able to pledge proceeds from its notes receivable in exchange for bankers' acceptance bills issued to suppliers. No notes receivable were pledged under this arrangement at June 30, 2015. At September 30, 2014, the Company had pledged $2.9 million of notes receivable under this arrangement.

Long-Term Debt

At June 30, 2015 and September 30, 2014, the Company had an aggregate of $69.0 million and $79.6 million, respectively, in outstanding letters of credit under the U.S., the Canadian and the permitted foreign facility tranches of the ABL Facility. The weighted average interest rate on borrowings under the ABL Facility was 2.2% and 3.3% at June 30, 2015 and September 30, 2014, respectively. Collective credit availability under the U.S. and Canadian tranches of the ABL Facility was $357.3 million and $353.1 million at June 30, 2015 and September 30, 2014, respectively. The ABL Facility matures on July 11, 2017.

The interest rate for the Term Loan Facility was 5.0% at June 30, 2015 and September 30, 2014. The Term Loan Facility matures on September 9, 2017. The Notes mature on March 1, 2018.

The Company’s accounts receivable and inventory in the U.S. and Canada are collateral under the Credit Facilities. The Company’s accounts receivable and inventory in the U.S. and Canada totaled $690.2 million at June 30, 2015.

As of June 30, 2015, the Company was in compliance with all debt covenants under the Credit Facilities.

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

11. Derivatives

The Company is a party to interest rate swap agreements of varying expiration dates through March 2017, to help manage the Company’s exposure to interest rate risk related to its variable-rate Term Loan Facility. The swaps have a quarterly settlement frequency. As of June 30, 2015, the notional amount of outstanding interest rate swap agreements was $200.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

During the three and nine months ended June 30, 2015, the Company reclassified into and recognized in income realized losses on the interest rate swaps of $0.1 million and $0.4 million, respectively, which were recorded in interest expense. During the three and nine months ended June 30, 2014, the Company reclassified into and recognized in income realized losses on interest rate swaps of $0.2 million and $0.5 million, respectively. During the three and nine months ended June 30, 2015, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of less than $0.1 million and $0.1 million, respectively, which were recorded in other comprehensive income. During the three and nine months ended June 30, 2014, the Company recorded unrealized gains (losses) on the interest rate swaps (net of reclassifications into income) of $(0.1) million and $0.2 million, respectively, which were recorded in other comprehensive income. At June 30, 2015, $0.4 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

12. Fair Value Measurements

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is as follows:

● Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

● Level 2—Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

● Level 3—Prices or valuation models that require inputs that are both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

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

At June 30, 2015, the Company recorded $0.4 million in Accrued expenses and other liabilities and $0.1 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments. At September 30, 2014, the Company recorded $0.5 million in Accrued expenses and other liabilities and $0.2 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments.

During the nine months ended June 30, 2015 and 2014, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of those instruments.

The carrying values of borrowings outstanding under the ABL Facility and the Term Loan Facility approximate fair value at June 30, 2015 and September 30, 2014, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the Notes was $169.3 million and $174.4 million at June 30, 2015 and September 30, 2014, respectively, including accrued interest of $4.8 million and $1.2 million, respectively. The estimated fair value of the Notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the nine months ended June 30, 2015, the Company recorded nonrecurring fair value measurements related to the Archway Acquisition. During the three and nine months ended June 30, 2014, the Company recorded nonrecurring fair value measurements related to the Archway Acquisition and the CSD Acquisition. See Note 3. These fair value measurements were classified as Level 3 within the fair value hierarchy.

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

In July 2014, Ashland filed a lawsuit styled and numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 WCC CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that the Company is obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the Ashland Distribution Acquisition purchase agreement. Ashland further alleges that the Company has breached duties related to that purchase agreement by not having so indemnified Ashland to date with respect to costs for certain Other Retained Remediation Liabilities Ashland incurred pertaining to sites at which Ashland disposed of waste prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. The Company disagrees with Ashland’s interpretation of the purchase agreement and is vigorously defending the lawsuit.

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

14. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan ("401(k) Plan"). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4.0%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years, and over twenty-one years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. A version of the 401(k) Plan is also available for qualifying employees of the Company in its foreign subsidiaries. The Company contributed a total of $2.6 million and $8.1 million to the defined contribution plans in the three and nine months ended June 30, 2015, respectively, and $3.2 million and $9.0 million for the three and nine months ended June 30, 2014, respectively. Of the above contributions to the plans, $1.6 million and $5.1 million in the three and nine months ended June 30, 2015, respectively, and $2.5 million and $6.2 million in the three and nine months ended June 30, 2014, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan ("Equity Plan"). The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. With respect to units issued to certain officers and employees, 50% of the Series B units vest 20% annually over a five year period ("Time-Based Units"), and 50% of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods ("Performance-Based Units"). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors of the Company (the "Board of Directors") establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization ("EBITDA") target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Upon the occurrence of a liquidity event within seven years of the employee’s beginning vesting date in which TPG Accolade, L.P. ("TPG Accolade") realizes a return based upon cash received (including dividends) divided by aggregate purchase price that is equal to or greater than 3.0x all Performance-Based Units automatically vest, as long as the employee remains employed by the Company. Furthermore, upon a termination of employment within 24 months of a change of control, all outstanding and unvested Series B units automatically vest, provided the employee remains employed by the Company at the time of the event. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series B units previously granted to officers and employees eligible to participate in the Company’s Equity Plan. The repurchase price per unit is the difference between the established threshold value at the time of redemption and the threshold value at the time of the grant.

The fair value of the Series B units granted during the nine months ended June 30, 2015 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of (1) expected term of two to three years, (2) expected price volatility of 39.6% to 39.9%, (3) a risk-free interest rate of 0.9% to 1.2% and (4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The Company recognized compensation expense associated with Time-Based Units of $0.3 million and $0.9 million during the three and nine months ended June 30, 2015, respectively, and $0.3 million and $0.8 million during the three and nine months ended June 30, 2014, respectively. There was no compensation expense recognized during the three and nine months ended June 30, 2015 and 2014 related to Performance-Based Units, as the Company did not meet the pre-established EBITDA target. Expenses related to the Equity Plan are recorded as a component of selling, general and administrative expenses.

The following table summarizes Equity Plan activity during the nine months ended June 30, 2015:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2014	33,098,768	$0.29
Granted	5,747,856	0.23
Forfeited/Canceled	(200,000)	0.29
Outstanding at June 30, 2015	38,646,624	$0.28

The following table summarizes the non-vested Equity Plan units during the nine months ended June 30, 2015:

	Units	Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2014	21,520,715	$0.28
Granted	5,747,856	0.23
Vested	(3,762,027)	0.31
Forfeited	(180,000)	0.25
Nonvested units at June 30, 2015	23,326,544	$0.25

During the three and nine months ended June 30, 2015, Series B Units vesting totaled 1,924,881 and 3,762,027, respectively, which had a total fair value of $0.6 million and $1.2 million, respectively. During the three and nine months ended June 30, 2014, Series B Units vesting totaled 1,531,122 and 3,373,486, respectively, which had a total fair value of $0.5 million and $1.1 million, respectively. Total unrecognized compensation cost related to the Series B units was $1.7 million at June 30, 2015, to be recognized over the next five years.

15. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, "TPG") pursuant to which it provides the Company with ongoing management, advisory and consulting services. Under the current terms of the agreement, the quarterly management fee to TPG is equal to 2% of the Company’s "Adjusted EBITDA" (as defined in the agreement) less $0.175 million, subject to a revised minimum annual amount of $2.825 million. During the three and nine months ended June 30, 2015, the Company recorded management fees of $1.1 million and $2.5 million, respectively. During the three and nine months ended June 30, 2014, the Company recorded management fees of $0.9 million and $2.5 million, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with these consulting services. During the three and nine months ended June 30, 2015, the Company recorded consulting fees to TPG of $0.2 million and $0.7 million, respectively, and $0.3 million and $1.2 million during the three and nine months ended June 30, 2014, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

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

The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the nine months ended June 30, 2014 and in connection with the closing of the CSD Acquisition and the Archway Acquisition, the Company recorded and paid TPG one-time aggregate transaction fees of $2.0 million and $2.5 million, respectively, which were included in Transaction related costs in the Company's condensed consolidated statement of operations.

The Company’s sales to TPG related entities for the three and nine months ended June 30, 2015, were $1.6 million and $7.1 million, respectively, and were $4.2 million and $12.3 million during the three and nine months ended June 30, 2014, respectively. There were no purchases from TPG related entities for the three and nine months ended June 30, 2015 and 2014.  At June 30, 2015 and September 30, 2014, TPG related entities owed the Company $0.4 million and $3.7 million, respectively, which were included in Accounts and notes receivable in the Company's condensed consolidated balance sheets.

Effective January 1, 2014, under the terms of a consulting services agreement, the Company agreed to pay an annual fee of $0.175 million to Steven B. Schwarzwaelder, a member of the Board of Directors, for strategic consulting services. The Company recorded less than $0.1 million and $0.1 million for the three and nine months ended June 30, 2015, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended June 30, 2014, respectively, related to this agreement. This fee is recorded in Selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

In connection with the CSD Acquisition, the Company assumed a truck and lease service agreement ("Ryder Truck Lease") with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers. The Company also briefly engaged a company affiliated with Ryder for logistics advisory services. In addition, in May 2015 the Company entered into the Ryder Lease. See Note 7. The Ryder Lease covers the rental of approximately 200 vehicles, which will replace a significant portion of the Company's older vehicles. John Williford, a member of the Board of Directors, was the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder, from June 2008 until March 31, 2015. Payments to Ryder and affiliated companies for advisory services fees and the Ryder Truck Lease, including reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, were $0.1 million and $0.3 million for the three and nine months ended June 30, 2015, respectively, and $0.2 million and $0.3 million for the three and nine months ended June 30, 2014. There were no payments to Ryder and affiliated companies related to the Ryder Lease during the nine months ended June 30, 2015. These costs were recorded in Cost of sales and operating expenses in the Company's condensed consolidated statement of operations.

Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. In connection with the Archway Acquisition, the Company recorded a payable to former shareholders of Archway totaling $3.4 million related to certain tax refund receivables. During the fiscal year 2014 the Company paid $1.4 million of this amount and during the nine months ended June 30, 2015 the Company paid an additional $1.6 million. Accordingly, at June 30, 2015, the Company owed $0.4 million to the former shareholders, which was included in Related party payable in the Company's condensed consolidated balance sheet.

During the fourth quarter of fiscal year 2014, the Company paid $1.7 million to the former shareholders of Archway in connection with the completion of the final working capital adjustment for the Archway Acquisition.

16. Income Taxes

As discussed in Note 1, Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings and its subsidiaries made tax distributions of approximately $0.1 million to, or on behalf of, their members during the three and nine months ended June 30, 2015 and 2014. The Company’s sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Income tax expense was $1.8 million for the three months ended June 30, 2015 compared to expense of $0.8 million for the three months ended June 30, 2014. The current period tax expense is largely attributed to foreign income tax expense on profitable foreign operations. The prior period tax expense is largely attributed to foreign income tax expense on profitable foreign operations. The tax expense for the three months ended June 30, 2015 reflects an effective tax rate of 8.7%.

Income tax expense was $2.7 million for the nine months ended June 30, 2015 compared to expense of $4.0 million for the nine months ended June 30, 2014. The current period tax expense is largely attributed to foreign income tax expense on profitable foreign operations. The prior period tax expense is largely attributed to foreign income tax expense on profitable foreign operations and losses in various jurisdictions that have not been benefited for income tax purposes. The tax expense for the nine months ended June 30, 2015 reflects an effective tax rate of 19.0%.

For the periods ended June 30, 2015 and 2014, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.  Due to on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections by legal entity of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At June 30, 2015 and September 30, 2014, the valuation allowance was $2.7 million and $2.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at June 30, 2015, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

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

In connection with the CSD Acquisition, the Company recorded an initial reserve of $0.5 million associated with income tax-related uncertainties. The ultimate outcome of certain of these uncertainties was covered by indemnification provisions under the purchase agreement. Accordingly, the Company also recognized indemnification assets related to certain of these income tax-related uncertainties. The indemnification assets were initially included in Other current assets and Other noncurrent assets in the condensed consolidated balance sheet, representing the reimbursement the Company reasonably expected to receive from funds held in escrow pursuant to the purchase agreement. In connection with the release of the funds placed in escrow in May 2015 (see Note 3), the Company wrote off the aggregate outstanding balance in these indemnification assets.

During the second quarter of fiscal year 2015, the Company completed its evaluation of income tax-related uncertainties related to the Archway Acquisition, and recorded a reserve of $1.4 million associated with these uncertainties.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during the three and nine months ended June 30, 2015 and 2014. As of June 30, 2015 and September 30, 2014, the Company had $1.4 million and $0.4 million, respectively, related to uncertain tax positions, including related accrued interest and penalties. Between the time of the initial recording of the uncertain tax positions associated with the CSD Acquisition and the Archway Acquisition and the fiscal quarter ended June 30, 2015, the Company reduced the reserve by $0.4 million due to the lapse of the applicable statute of limitations.

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

17. Segment and Geographic Data

The Company operates through four lines of business, or operating segments: Chemicals, Plastics, Environmental Services and a small set of Composites operations in Asia. The lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. Until recently, the Composites line of business included composites operations in North America which were sold on July 1, 2014, and are now classified as discontinued operations in the Company's condensed consolidated financial statements for all periods presented. For segment presentation and disclosure purposes, the Chemicals and Plastics lines of business constitute separate reportable segments while the Environmental Services line of business and the remaining composites operations in Asia do not individually meet the materiality threshold for separate disclosure and are, as a result, combined in an "Other" segment.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Sales and operating revenues
Chemicals	$482.6	$621.5	$1,503.9	$1,695.8
Plastics	477.4	543.9	1,429.6	1,573.7
Other	28.8	28.0	85.8	90.0
Total sales and operating revenues	$988.8	$1,193.4	$3,019.3	$3,359.5
Gross profit
Chemicals	$59.9	$62.8	$168.1	$154.4
Plastics	44.8	39.9	113.3	121.3
Other	6.6	6.4	21.1	21.8
Total gross profit	111.3	109.1	302.5	297.5
Selling, general & administrative expenses	82.9	87.6	248.5	247.7
Transaction related costs	—	2.8	0.1	11.7
Total operating income	28.4	18.7	53.9	38.1
Other income	8.4	4.3	9.1	5.1
Interest income (expense):
Interest income	—	0.1	0.1	0.2
Interest expense	(16.2)	(17.2)	(48.9)	(47.3)
Income (loss) from continuing operations before income taxes	$20.6	$5.9	$14.2	$(3.9)

	June 30, 2015	September 30, 2014
IDENTIFIABLE ASSETS
Chemicals(1)	$738.6	$812.5
Plastics	578.8	616.4
Other	30.0	34.5
Total identifiable assets by segment	1,347.4	1,463.4
Unallocated assets	411.6	442.7
Total assets(1)	$1,759.0	$1,906.1

(1) The purchase price allocation for the CSD Acquisition was finalized in the first quarter of fiscal year 2015. The purchase price allocation for the Archway Acquisition was finalized in the second quarter of fiscal year 2015. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
North America	$816.2	$968.0	$2,507.5	$2,656.9
EMEA	129.7	163.8	374.1	471.4
Asia	42.9	61.6	137.7	231.2
Total	$988.8	$1,193.4	$3,019.3	$3,359.5

18. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the SEC. The consolidating financial statements reflect the Company’s financial position as of June 30, 2015 and September 30, 2014, the results of operations and items of comprehensive income (loss) for the three and nine months ended June 30, 2015 and 2014 and cash flows for the nine months ended June 30, 2015 and 2014.

As a result of the Ashland Distribution Acquisition, on March 31, 2011, the Issuers issued the Notes in an aggregate principal amount of $175.0 million. The Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings and its wholly owned subsidiary, Sub Holding. The guarantees are subject to release under certain customary defeasance provisions. Solutions is also the primary borrower under the Credit Facilities, which are guaranteed by Holdings and Sub Holding. Holdings and Sub Holding are also co-borrowers on a joint and several basis with Solutions under the Credit Facilities. The Co-issuer also is a guarantor under the Term Loan Facility. The Co-issuer (labeled "Finance" in the tables below) has no independent operations and no assets or liabilities for any of the periods presented herein.

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

The remaining subsidiaries ("Non-Guarantor Subsidiaries") as of June 30, 2015 are not guarantors of the Notes.

The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at June 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.3	$—	$0.5	$42.5	$45.7	$—	$89.0
Accounts and notes receivable, net	—	—	—	390.0	155.4	—	545.4
Inventories	—	—	—	253.4	114.4	—	367.8
Intercompany advances	—	—	—	0.6		(0.6)	—
Other current assets	—	—	—	9.2	15.4	—	24.6
Total current assets	0.3	—	0.5	695.7	330.9	(0.6)	1,026.8
Property, plant and equipment, net	—	—	—	208.8	12.0	—	220.8
Goodwill and other intangibles, net	—	—	—	389.3	102.1	—	491.4
Other non-current assets	—	—	0.1	19.5	0.4	—	20.0
Intercompany advances	—	—	—	96.1	—	(96.1)	—
Investment in subsidiaries	401.3	—	237.8	171.6	—	(810.7)	—
Total assets	$401.6	$—	$238.4	$1,581.0	$445.4	$(907.4)	$1,759.0
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long- term debt	$0.4	$—	$0.3	$6.4	$36.6	$—	$43.7
Intercompany advances	0.4	—	0.2	—	—	(0.6)	—
Accounts payable, accrued expenses and other liabilities	0.2	—	3.1	298.1	135.9	—	437.3
Total current liabilities	1.0	—	3.6	304.5	172.5	(0.6)	481.0
Long-term debt	117.9	—	31.5	748.2	—	—	897.6
Deferred income taxes	—	—	84.1	0.3	3.1	—	87.5
Other non-current liabilities	—	—	—	8.1	2.1	—	10.2
Intercompany advances	—	—	—	—	96.1	(96.1)	—
Total liabilities	118.9	—	119.2	1,061.1	273.8	(96.7)	1,476.3
Members’ Equity
Total members’ equity	282.7	—	119.2	519.9	171.6	(810.7)	282.7
Total liabilities and members’ equity	$401.6	$—	$238.4	$1,581.0	$445.4	$(907.4)	$1,759.0

Condensed Consolidating Balance Sheets at September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.9	$—	$—	$40.1	$47.2	$—	$88.2
Accounts and notes receivable, net	—	—	—	458.8	177.8	—	636.6
Inventories	—	—	—	266.6	123.3	—	389.9
Intercompany advances	—	—	1.6	0.6	—	(2.2)	—
Other current assets	—	—	0.1	14.0	19.4	—	33.5
Total current assets	0.9	—	1.7	780.1	367.7	(2.2)	1,148.2
Property, plant and equipment, net	—	—	—	211.1	12.9	—	224.0
Goodwill and other intangibles, net	—	—	—	398.5	108.4	—	506.9
Other non-current assets	—	—	0.4	25.9	0.7	—	27.0
Intercompany advances	—	—	—	97.9	—	(97.9)	—
Investment in subsidiaries	437.3	—	242.0	183.8	—	(863.1)	—
Total assets	$438.2	$—	$244.1	$1,697.3	$489.7	$(963.2)	$1,906.1
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long-term debt	$0.4	$—	$0.3	$6.1	$47.6	$—	$54.4
Intercompany advances	0.4	—	0.1	1.7	—	(2.2)	—
Accounts payable, accrued expenses and other liabilities	0.1	—	8.7	362.5	141.8	—	513.1
Total current liabilities	0.9	—	9.1	370.3	189.4	(2.2)	567.5
Long-term debt	115.8	—	42.5	751.1	9.0	—	918.4
Deferred income taxes	—	—	80.9	0.2	3.8	—	84.9
Other non-current liabilities	—	—	—	7.7	2.8	—	10.5
Intercompany advances	—	—	0.3	—	97.6	(97.9)	—
Total liabilities	116.7	—	132.8	1,129.3	302.6	(100.1)	1,581.3
Redeemable noncontrolling interest	—	—	—	—	3.3	—	3.3
Members’ Equity
Total members’ equity	321.5	—	111.3	568.0	183.8	(863.1)	321.5
Total liabilities and members’ equity	$438.2	$—	$244.1	$1,697.3	$489.7	$(963.2)	$1,906.1

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$758.1	$230.7	$—	$988.8
Cost of sales and operating expenses	—	—	—	668.9	208.6	—	877.5
Gross profit	—	—	—	89.2	22.1	—	111.3
Selling, general and administrative expenses and transaction related costs	—	—	—	69.0	13.9	—	82.9
Operating income	—	—	—	20.2	8.2	—	28.4
Other income (expense):
Interest expense, net	(1.0)	—	(0.4)	(13.2)	(1.6)	—	(16.2)
Equity in earnings of subsidiaries	19.8	—	1.5	5.2	—	(26.5)	—
Other income	—	—	7.8	0.5	0.1	—	8.4
Income from continuing operations before income taxes	18.8	—	8.9	12.7	6.7	(26.5)	20.6
Income tax expense	—	—	0.3	—	1.5	—	1.8
Net income from continuing operations	18.8	—	8.6	12.7	5.2	(26.5)	18.8
Net income from discontinued operations, net of tax	—	—	—	—	—	—	—
Net income	18.8	—	8.6	12.7	5.2	(26.5)	18.8
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—
Net Income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$18.8	$—	$8.6	$12.7	$5.2	$(26.5)	$18.8

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$18.8	$—	$8.6	$12.7	$5.2	$(26.5)	$18.8
Unrealized foreign currency translation gain, net of tax	5.3	—	—	5.3	5.1	(10.4)	5.3
Unrealized gain on interest rate hedges	—	—	—	—	—	—	—
Other comprehensive income, net of tax	5.3	—	—	5.3	5.1	(10.4)	5.3
Total comprehensive income, net of tax	24.1	—	8.6	18.0	10.3	(36.9)	24.1
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	—
Total comprehensive income attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$24.1	$—	$8.6	$18.0	$10.3	$(36.9)	$24.1

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$892.3	$301.1	$—	$1,193.4
Cost of sales and operating expenses	—	—	—	804.4	279.9	—	1,084.3
Gross profit	—	—	—	87.9	21.2	—	109.1
Selling, general and administrative expenses and transaction related costs	—	—	3.2	72.5	14.7	—	90.4
Operating income (loss)	—	—	(3.2)	15.4	6.5	—	18.7
Other income (expense):
Interest expense, net	(1.1)	—	(0.4)	(13.5)	(2.1)	—	(17.1)
Equity in earnings of subsidiaries	8.3	—	1.8	3.3	—	(13.4)	—
Other income	—	—	—	4.0	0.3	—	4.3
Income (loss) from continuing operations before income taxes	7.2	—	(1.8)	9.2	4.7	(13.4)	5.9
Income tax expense (benefit)	—	—	(0.9)	0.1	1.6	—	0.8
Net income (loss) from continuing operations	7.2	—	(0.9)	9.1	3.1	(13.4)	5.1
Net income from discontinued operations, net of tax	—	—	—	1.9	0.2	—	2.1
Net income (loss)	7.2	—	(0.9)	11.0	3.3	(13.4)	7.2
Net loss attributable to noncontrolling interest	0.1	—	—	0.1	0.1	(0.2)	0.1
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$7.3	$—	$(0.9)	$11.1	$3.4	$(13.6)	$7.3

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	7.2	—	(0.9)	11.0	3.3	(13.4)	7.2
Unrealized foreign currency translation gain, net of tax	1.4	—	—	1.4	1.0	(2.4)	1.4
Unrealized loss on interest rate hedges, net of tax	(0.1)	—	—	(0.1)	—	0.1	(0.1)
Other comprehensive gain, net of tax	1.3	—	—	1.3	1.0	(2.3)	1.3
Total comprehensive income (loss), net of tax	8.5	—	(0.9)	12.3	4.3	(15.7)	8.5
Comprehensive loss attributable to noncontrolling interest, net of tax	0.3	—	—	0.3	0.3	(0.6)	0.3
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$8.8	$—	$(0.9)	$12.6	$4.6	$(16.3)	$8.8

Condensed Consolidating Statements of Operations
For the Nine Months Ended June 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$2,312.3	$707.0	$—	$3,019.3
Cost of sales and operating expenses	—	—	—	2,061.3	655.5	—	2,716.8
Gross profit	—	—	—	251.0	51.5	—	302.5
Selling, general and administrative expenses and transaction related costs	—	—	0.3	207.1	41.2	—	248.6
Operating income (loss)	—	—	(0.3)	43.9	10.3	—	53.9
Other income (expense):
Interest expense, net	(2.8)	—	(1.2)	(39.9)	(4.9)	—	(48.8)
Equity in earnings of subsidiaries	13.5	—	0.7	2.9	—	(17.1)	—
Other income	—	—	8.3	0.3	0.5	—	9.1
Income from continuing operations before income taxes	10.7	—	7.5	7.2	5.9	(17.1)	14.2
Income tax expense (benefit)	—	—	(0.3)	0.1	2.9	—	2.7
Net income from continuing operations	10.7	—	7.8	7.1	3.0	(17.1)	11.5
Net loss from discontinued operations, net of tax	—	—	—	(0.7)	(0.1)	—	(0.8)
Net Income attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$10.7	$—	$7.8	$6.4	$2.9	$(17.1)	$10.7

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended June 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Income	$10.7	$—	$7.8	$6.4	$2.9	$(17.1)	$10.7
Unrealized foreign currency translation loss, net of tax	(19.6)	—	—	(19.6)	(18.5)	38.1	(19.6)
Unrealized gain on interest rate hedges, net of tax	0.1	—	—	0.1	—	(0.1)	0.1
Other comprehensive loss, net of tax	(19.5)	—	—	(19.5)	(18.5)	38.0	(19.5)
Total comprehensive income (loss), net of tax	(8.8)	—	7.8	(13.1)	(15.6)	20.9	(8.8)
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	—	—	0.1	0.1	(0.2)	0.1
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(8.7)	$—	$7.8	$(13.0)	$(15.5)	$20.7	$(8.7)

Condensed Consolidating Statements of Operations
For the Nine Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$2,434.9	$924.6	$—	$3,359.5
Cost of sales and operating expenses	—	—	—	2,206.5	855.5	—	3,062.0
Gross profit	—	—	—	228.4	69.1	—	297.5
Selling, general and administrative expenses and transaction related costs	—	—	6.6	208.2	44.6	—	259.4
Operating income (loss)	—	—	(6.6)	20.2	24.5	—	38.1
Other income (expense):
Interest expense, net	(1.6)	—	(0.8)	(38.0)	(6.7)	—	(47.1)
Equity in earnings of subsidiaries	(1.2)	—	1.8	13.9	—	(14.5)	—
Other income	—	—	—	4.4	0.7	—	5.1
Income (loss) from continuing operations before income taxes	(2.8)	—	(5.6)	0.5	18.5	(14.5)	(3.9)
Income tax expense (benefit)	—	—	(1.5)	0.3	5.2	—	4.0
Net income (loss) from continuing operations	(2.8)	—	(4.1)	0.2	13.3	(14.5)	(7.9)
Net income from discontinued operations, net of tax	—	—	—	4.5	0.6	—	5.1
Net income (loss)	(2.8)	—	(4.1)	4.7	13.9	(14.5)	(2.8)
Net income attributable to noncontrolling interest	(1.4)	—	—	(1.4)	(1.4)	2.8	(1.4)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$(4.2)	$—	$(4.1)	$3.3	$12.5	$(11.7)	$(4.2)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2.8)	$—	$(4.1)	$4.7	$13.9	$(14.5)	$(2.8)
Unrealized foreign currency translation gain, net of tax	0.2	—	—	0.2	0.6	(0.8)	0.2
Unrealized gain on interest rate hedges, net of tax	0.2	—	—	0.2	—	(0.2)	0.2
Other comprehensive income, net of tax	0.4	—	—	0.4	0.6	(1.0)	0.4
Total comprehensive income (loss), net of tax	(2.4)	—	(4.1)	5.1	14.5	(15.5)	(2.4)
Comprehensive income attributable to noncontrolling interest, net of tax	(1.1)	—	—	(1.1)	(1.1)	2.2	(1.1)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(3.5)	$—	$(4.1)	$4.0	$13.4	$(13.3)	$(3.5)

Condensed Consolidating Statements of Cash Flows For the Nine Months Ended June 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operating activities from continuing operations	$(2.6)	$—	$9.8	$71.1	$20.3	$(5.0)	$93.6
Net cash used in operating activities from discontinued operations	—	—	—	(0.4)	(0.2)	—	(0.6)
Net cash provided by (used in) operating activities	(2.6)	—	9.8	70.7	20.1	(5.0)	93.0
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(26.0)	(1.3)	—	(27.3)
Proceeds from the disposal of property and equipment	—	—	—	2.2	0.1	—	2.3
Investment in subsidiaries	(0.1)	—	—	(34.3)	—	34.4	—
Net cash used in investing activities	(0.1)	—	—	(58.1)	(1.2)	34.4	(25.0)
Cash Flows From Financing Activities
Tax distributions associated with membership interests	—	—	—	(0.1)	—	—	(0.1)
Proceeds from short-term debt	—	—	—	—	36.9	—	36.9
Repayments of short-term debt	—	—	—	—	(47.6)	—	(47.6)
Investment from parent	—	—	0.1	—	34.3	(34.4)	—
Purchase of additional equity interest in Nexeo Plaschem	—	—	—	—	(34.3)	—	(34.3)
Preferred interest payment	—	—	—	(5.0)	—	5.0	—
Transfers to/from affiliates	—	—	1.7	(0.5)	(1.2)	—	—
Proceeds from issuance of long-term debt	2.5	—	1.6	401.7	88.5	—	494.3
Repayment of long-term debt	(0.4)	—	(12.7)	(406.3)	(95.2)	—	(514.6)
Net cash provided by (used in) financing activities	2.1	—	(9.3)	(10.2)	(18.6)	(29.4)	(65.4)
Effect of exchange rate changes on cash	—	—	—	—	(1.8)	—	(1.8)
Increase (Decrease) in Cash	(0.6)	—	0.5	2.4	(1.5)	—	0.8
Beginning Cash Balance	0.9	—	—	40.1	47.2	—	88.2
Ending Cash Balance	$0.3	$—	$0.5	$42.5	$45.7	$—	$89.0

Condensed Consolidating Statements of Cash Flows For the Nine Months Ended June 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash used in operating activities from continuing operations	$(0.9)	$—	$(8.8)	$(13.0)	$(24.3)	$—	$(47.0)
Net cash provided by operating activities from discontinued operations	—	—	—	3.6	—	—	3.6
Net cash used in operating activities	(0.9)	—	(8.8)	(9.4)	(24.3)	—	(43.4)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(36.9)	(0.5)	—	(37.4)
Proceeds from the disposal of property and equipment	—	—	—	0.7	—	—	0.7
Acquisitions	—	—	(203.4)	(20.0)	—	—	(223.4)
Investment in subsidiaries	(110.5)	—	—	(64.2)	—	174.7	—
Net cash used in investing activities from continuing operations	(110.5)	—	(203.4)	(120.4)	(0.5)	174.7	(260.1)
Net cash used in investing activities from discontinued operations	—	—	—	(0.3)	(0.2)	—	(0.5)
Net cash used in investing activities	(110.5)	—	(203.4)	(120.7)	(0.7)	174.7	(260.6)
Cash Flows From Financing Activities
Repurchases of membership units	(0.2)	—	—	—	—	—	(0.2)
Tax distributions associated with membership interests	(0.1)	—	—	—	—	—	(0.1)
Purchase of additional equity interest in Nexeo Plaschem	—	—	—	—	(55.9)	—	(55.9)
Proceeds from short-term debt	—	—	—	—	80.7	—	80.7
Repayments of short-term debt	—	—	—	—	(75.4)	—	(75.4)
Investment from parent	—	—	110.5	—	64.2	(174.7)	—
Transfer to/from affiliates	0.1	—	—	21.1	(21.2)	—	—
Proceeds from the issuance of long-term debt	164.0	—	129.5	656.8	136.6	—	1,086.9
Repayment of long-term debt	(51.2)	—	(27.6)	(552.9)	(114.1)	—	(745.8)
Payments of debt issuance costs	—	—	—	(1.8)	—	—	(1.8)
Net cash provided by financing activities	112.6	—	212.4	123.2	14.9	(174.7)	288.4
Effect of exchange rate changes on cash	—	—	—	—	1.1	—	1.1
Increase (Decrease) in Cash	1.2	—	0.2	(6.9)	(9.0)	—	(14.5)
Beginning Cash Balance	—	—	—	27.6	47.0	—	74.6
Ending Cash Balance	$1.2	$—	$0.2	$20.7	$38.0	$—	$60.1

During the third quarter of fiscal year 2015, the Company revised the condensed consolidated statement of cash flows for the nine months ended June 30, 2014, which impacts information in the above condensed consolidating statement of cash flows for non-guarantor subsidiaries. See Note 2.

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

Overview

We are a global distributor of chemicals products in North America and Asia, plastics products in North America, Europe, the Middle East and Africa ("EMEA") and Asia and provide environmental services, including waste collection, recovery, recycling and arrangement for disposal in North America, primarily the U.S., through our Environmental Services line of business. We also distribute composites products in Asia. We were a distributor of composites products in North America until July 1, 2014, when we sold our North American composites operations. These operations are reflected as discontinued operations for all periods presented.

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

 We distribute our broad product portfolio through a supply chain consisting of approximately 190 owned, leased or third-party warehouses, rail terminals and tank terminals globally. We have a private fleet of approximately 1,000 units, including tractors and trailers, primarily located in North America. In May 2015, we entered into a lease agreement with Ryder for transportation equipment that covers the rental of approximately 200 vehicles. See Note 7 to our condensed consolidated financial statements. These new vehicles will replace older vehicles in our fleet, provide cost savings in fuel usage and maintenance and significantly enhance the Company's delivery capabilities. Delivery of the vehicles is anticipated to begin during the fourth quarter of fiscal year 2015 and be completed early during the first quarter of fiscal year 2016. We currently employ approximately 2,500 employees globally.

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

•
The CSD Acquisition closed on December 1, 2013. Accordingly, our condensed consolidated results of operations for the three and nine months ended June 30, 2014 include the results of the acquired operations since the closing date. The acquired operations are included in our Chemicals line of business.

•
The Archway Acquisition closed April 1, 2014. Accordingly, our condensed consolidated results of operations for the three and nine months ended June 30, 2014 include the results of the acquired operations since the closing date. The acquired operations are included in our Chemicals line of business.

•
In September 2012, we formed Nexeo Plaschem as a joint venture and initially owned 60% of the entity. In March 2014, we completed the purchase of an additional 20% equity interest in Nexeo Plaschem, and in July 2014, we completed the purchase of an additional 10% equity interest in Nexeo Plaschem, increasing our ownership percentage to 90% as of September 30, 2014. In October 2014, we acquired the remaining 10% equity interest.

As a result of the factors listed above, historical results of operations and other financial data, as well as period-to-period comparisons of these results, may not be comparable or indicative of future operating results or future financial condition.

Key Factors Affecting Results of Operations, Financial Condition and Cash Flow

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

Regional. The global economic environment is mixed across the key regions where we compete and we implement and execute different market and operational strategies in these regions.

North America

During the third quarter of fiscal year 2015, U.S. GDP expanded 2.3% over the second quarter of fiscal year 2015, and 2.3% over the third quarter of fiscal year 2014. This growth followed a revised 0.6% expansion in the second quarter of fiscal year 2015 compared to the first quarter of fiscal year 2015, and a revised 2.9% expansion in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. During the third quarter of fiscal year 2015, West Texas Intermediate ("WTI") crude oil prices began the quarter at $48 per barrel and ended the quarter at $59 per barrel, or 23% higher. Compared to the WTI crude oil price of $106 per barrel at the end of the third quarter of fiscal year 2014, the current fiscal quarter's prices were 44% lower. In terms of currency, the CAD improved slightly versus the U.S. dollar in the third fiscal quarter following significant declines in the first and second quarters of fiscal year 2015, which affected, among other items, the reported dollar revenues and gross profit from our Canadian operations.

Compared to the second fiscal quarter, during the third fiscal quarter, we continued to see declining selling prices for the products we distribute, particularly in our Plastics line of business. The lag between average selling price adjustments in the market and the impact on inventory costs is a typical phenomenon that occurs during periods of declining or otherwise volatile market prices for feedstocks. We expect market forces and the intensity of competition to continue to drive pricing pressure throughout the remainder of the current fiscal year.

Europe

In Europe, we conduct business primarily in the Western European countries. European GDP is expected to grow by 0.4% in the third quarter of fiscal year 2015 compared to the second quarter of fiscal year 2015, and by 1.3% compared to the third quarter of fiscal year 2014. This expected growth will follow a 0.4% expansion in the second quarter of fiscal year 2015 over the first quarter of fiscal year 2015, and a 1.0% growth compared to the second quarter of fiscal year 2014. During the third quarter of fiscal year 2015, Brent crude oil prices began the quarter at $54 per barrel and ended the quarter at $60 per barrel, or 11% higher. Compared to the Brent crude oil price of $111 per barrel at the end of the third quarter of fiscal year 2014, the current fiscal quarter's prices were 46% lower. In terms of currency, the Euro and other European currencies showed little change versus the U.S. dollar in the third fiscal quarter following significant declines in the first two quarters of fiscal year 2015, which affected, among other items, the reported dollar revenues and gross profit from our European operations.

The market prices for the products we sell in Europe are closely correlated to the cost of Brent crude oil as these operations are primarily based on the distribution of commodity plastics products and most products are sourced in Europe. Compared to the second quarter of fiscal year 2015 our operations in Europe experienced improved pricing during the third fiscal quarter, which resulted in higher profitability. However, we expect to see continued pricing and demand pressure in this region until oil prices stabilize further and the economy achieves a stronger outlook or sustained growth.

Asia

Our operations in Asia are primarily concentrated in China. During the third quarter of fiscal year 2015, China GDP expanded 1.7% over the second quarter of fiscal year 2015, and 7.0% over the third quarter of fiscal year 2014. This growth followed expansion of 1.4% in the second quarter of fiscal year 2015 compared to the first quarter of fiscal year 2015, and 7.0% growth compared to the second quarter of fiscal year 2014. This GDP growth is slower than the GDP growth reported for China over the past five years, primarily due to a weaker property sector, lower credit growth and weakened industrial production. We expect China's GDP growth to continue to slow in the near future, which will further impact demand and drive pricing pressure.

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

•	realizing synergies from our acquisitions;

•	enhancing our supply chain agility; and

•	improving business processes to increase efficiency and reduce costs while attracting and retaining the talent we need to create new capabilities within our company.

Results of Operations

On July 1, 2014, we sold our North American composites operations. In accordance with applicable accounting guidance, these operations are classified as discontinued operations for all periods presented and are excluded from the segment analysis tables and discussions below.

Three Month Period Ended June 30, 2015 Compared with Three Month Period Ended June 30, 2014

					Percentage of Sales and Operating Revenues For the
	Three Months Ended June 30,		Period Over Period Favorable (Unfavorable)		Three Months Ended June 30,
(Dollars in millions)	2015	2014	$ Change	% Change	2015	2014
Sales and operating revenues	$988.8	$1,193.4	$(204.6)	(17.1)%	100.0%	100.0%
Cost of sales and operating expenses	877.5	1,084.3	206.8	19.1%	88.7%	90.9%
Gross profit	111.3	109.1	2.2	2.0%	11.3%	9.1%
Selling, general and administrative expenses	82.9	87.6	4.7	5.4%	8.4%	7.3%
Transaction related costs	—	2.8	2.8	100.0%	—%	0.2%
Operating income	28.4	18.7	9.7	51.9%	2.9%	1.6%
Other income	8.4	4.3	4.1	95.3%	0.8%	0.4%
Interest expense, net	(16.2)	(17.1)	0.9	5.3%	(1.6)%	(1.4)%
Income from continuing operations before income taxes	20.6	5.9	14.7	249.2%	2.1%	0.5%
Income tax expense	1.8	0.8	(1.0)	(125.0)%	0.2%	0.1%
Net income from continuing operations	18.8	5.1	13.7	268.6%	1.9%	0.4%
Income from discontinued operations, net of tax	—	2.1	(2.1)	(100.0)%	—%	0.2%
Net income	$18.8	$7.2	$11.6	161.1%	1.9%	0.6%

Sales and operating revenues, cost of sales and operating expenses and gross profit

Sales and operating revenues for the three months ended June 30, 2015 were $988.8 million compared to $1,193.4 million for the three months ended June 30, 2014, a decrease of $204.6 million, or 17.1%. The decrease in revenues was primarily attributable to lower average selling prices and lower sales volume in both our Chemicals and Plastics businesses resulting from the decline in oil prices during the current period. Additionally, revenue decreased as a result of our decision to stop certain transactions that are not meeting profitability thresholds or are not consistent with our long-term strategy. Further, revenue decreased $36.9 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Cost of sales and operating expenses for the three months ended June 30, 2015 were $877.5 million compared to $1,084.3 million for the three months ended June 30, 2014, a decrease of $206.8 million, or 19.1%. The decrease in costs of sales and operating expenses was primarily attributable to (i) lower volumes in our Chemicals and Plastics lines of business, particularly in China, (ii) a decrease in certain operating expenses, driven by the execution of cost saving efforts, including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements and (iii) lower costs for certain products. Cost of sales and operating expenses during the three months ended June 30, 2014 included a non-cash impairment charge of $0.6 million associated with a closure of a facility in North America that served our Chemicals line of business as well as a favorable impact of $3.7 million of insurance proceeds received in connection with the fire at our Garland facility.

Gross profit for the three months ended June 30, 2015 was $111.3 million compared to $109.1 million for the three months ended June 30, 2014, an increase of $2.2 million, or 2.0%. This increase was primarily attributable to improved profitability resulting from the positive impact in the current period of certain market-based pricing initiatives and the decrease in cost of sales and operating expenses described above. The increase in gross profit was partially offset by price compression and the decline in sales volume, particularly in our Chemicals line of business. Additionally, gross profit was negatively impacted by $2.5 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 were $82.9 million compared to $87.6 million for the three months ended June 30, 2014, a decrease of $4.7 million, or 5.4%. This decrease was primarily due to decreased consulting costs of $4.1 million, a decrease in bad debt expense of $1.2 million primarily related to recoveries during the current period, decreased travel costs of $0.8 million and other cost decreases of $0.8 million primarily related to telecommunications savings. These decreases were partially offset by an increase in employee-related costs of $2.1 million, and an unfavorable foreign exchange variance over the prior period of $0.6 million primarily associated with fluctuations in the GBP and CAD exchange rates versus the U.S. dollar. Lower expenses are the result of our execution on key productivity and cost management initiatives.

Transaction related costs

There were no transaction costs incurred for the three months ended June 30, 2015 compared to $2.8 million incurred during the three months ended June 30, 2014. Transaction related costs incurred during the three months ended June 30, 2014 related primarily to legal and consulting costs incurred in connection with the closing of the Archway Acquisition.

Other income

Other income for the three months ended June 30, 2015 was $8.4 million compared to $4.3 million for the three months ended June 30, 2014. The increase in other income was primarily attributable to a gain of $8.0 million recorded in May 2015 related to the release of funds initially placed in escrow in connection with the CSD Acquisition. Other income for the three months ended June 30, 2014 was primarily related to a gain of $4.0 million recorded in connection with insurance proceeds related to the fire at our Garland facility.

Interest expense, net

Net interest expense for the three months ended June 30, 2015 was $16.2 million compared to $17.1 million for the three months ended June 30, 2014, a decrease of $0.9 million, or 5.3%. Interest expense for both periods is primarily related to the Term Loan Facility, the Notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The decrease in interest expense during the current period compared to the same period in the prior fiscal year is primarily due to lower short-term and ABL Facility borrowings outstanding during the current period.

Income tax expense

Income tax expense for the three months ended June 30, 2015 was $1.8 million compared to $0.8 million for the three months ended June 30, 2014, an increase of $1.0 million, or 125.0%. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S., Federal, state and local jurisdictions. The increase in income tax expense compared to the same period in the prior fiscal year is primarily attributable to foreign income tax expense on profitable foreign operations.

Income (loss) from discontinued operations, net of tax

We had no income or loss from discontinued operations for the three months ended June 30, 2015 compared to income of $2.1 million for the three months ended June 30, 2014. The decrease in income from discontinued operations compared to the same period in the prior fiscal year is the result of the Composites Sale on July 1, 2014.

Segment Analysis

Three Month Period Ended June 30, 2015 Compared with Three Month Period Ended June 30, 2014

					Percentage of Consolidated Sales/Gross Profit For the
	Three Months Ended June 30,		Period Over Period Favorable (Unfavorable)		Three Months Ended June 30,
(Dollars in millions)	2015	2014	$ Change	% Change	2015	2014
Chemicals
Sales and operating revenues	$482.6	$621.5	$(138.9)	(22.3)%	48.8%	52.1%
Gross profit	$59.9	$62.8	$(2.9)	(4.6)%	53.8%	57.6%
Gross profit %	12.4%	10.1%
Plastics
Sales and operating revenues	$477.4	$543.9	$(66.5)	(12.2)%	48.3%	45.6%
Gross profit	$44.8	$39.9	$4.9	12.3%	40.3%	36.6%
Gross profit %	9.4%	7.3%
Other
Sales and operating revenues	$28.8	$28.0	$0.8	2.9%	2.9%	2.3%
Gross profit	$6.6	$6.4	$0.2	3.1%	5.9%	5.8%
Gross profit %	22.9%	22.9%
Consolidated
Sales and operating revenues	$988.8	$1,193.4	$(204.6)	(17.1)%	100.0%	100.0%
Gross profit	$111.3	$109.1	$2.2	2.0%	100.0%	100.0%
Gross profit %	11.3%	9.1%

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended June 30, 2015 decreased $138.9 million, or 22.3%, compared to the same period in the prior fiscal year. The revenue decrease was primarily driven by volume declines in commodity products resulting from the weakened energy market, as well as volume declines resulting from the decision to stop certain transactions in North America and China that are not meeting our profitability thresholds or are not consistent with our long-term strategy. Revenue also decreased $3.7 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. Furthermore, the decrease in revenues was also driven by a decline in average selling prices in North America operations across multiple product categories as compared to the same period in the prior fiscal year due to the current deflationary environment. However, these market price declines were notably offset by the positive impact of certain pricing initiatives as well as favorable changes in product mix.

Gross profit for the Chemicals line of business decreased $2.9 million, or 4.6%, for the three months ended June 30, 2015 compared to the same period in the prior fiscal year, primarily due to the factors discussed above and the impact of $3.7 million of insurance proceeds received in the same period in the prior fiscal year in connection with the fire at our Garland facility. These decreases in gross profit were notably offset by increased margins associated with certain profitability initiatives coupled with a decrease in operating expenses that resulted from the execution of cost saving efforts, including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements. Year-over-year gross profit comparisons are also affected by a non-cash impairment charge of $0.6 million recorded during the same period in the prior fiscal year associated with a facility closure that served the Chemicals line of business.

Plastics

Sales and operating revenues for the Plastics line of business for the three months ended June 30, 2015 decreased $66.5 million, or 12.2%, compared to the same period in the prior fiscal year. The revenue decrease was primarily attributable to a decline in average selling price across all regions, driven by the lower oil prices in the current period. The revenue decrease was also driven by volume declines in our operations in EMEA and China. Additionally, revenue decreased $33.2 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared with the same period in the prior fiscal year. The decrease in revenue was partially offset by slight volume increases in our operations in North America, driven primarily by commodity products.

Gross profit for the Plastics line of business increased $4.9 million, or 12.3%, for the three months ended June 30, 2015, compared to the same period in the prior fiscal year. The increase in gross profit was primarily the result of the impact of certain profitability initiatives that are helping us to reduce the impact of the price compression we are experiencing as well as the relative stabilization of oil prices in EMEA that began in the last month of the second quarter of fiscal year 2015. The increase in gross profit was also the result of a decrease in operating expenses that resulted from the execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements. The increase in gross profit was partially offset by a $2.3 million weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Other

Combined sales and operating revenues for the Other segment for the three months ended June 30, 2015 increased $0.8 million, or 2.9%, compared to the same period in the prior fiscal year. The increase in revenue was driven by higher demand in certain end markets, new customer acquisitions and expanded operations with existing customers within our Environmental Services line of business. These increases in revenue were partially offset by a decrease in sales volumes of composites products in our Asia operations compared to the same period in the prior fiscal year.

Gross profit for the Other segment increased $0.2 million, or 3.1%, compared to the same period in the prior fiscal year, primarily due to the factors discussed above. Gross profit in the three months ended June 30, 2014 was impacted by higher expenses associated with waste handling at a facility in the West Coast in the U.S.

Nine Months Ended June 30, 2015 Compared with Nine Months Ended June 30, 2014

					Percentage of Sales and Operating Revenues For the
	Nine Months Ended June 30,		Period Over Period Favorable (Unfavorable)		Nine Months Ended June 30,
(Dollars in millions)	2015	2014	$ Change	% Change	2015	2014
Sales and operating revenues	$3,019.3	$3,359.5	$(340.2)	(10.1)%	100.0%	100.0%
Cost of sales and operating expenses	2,716.8	3,062.0	345.2	11.3%	90.0%	91.1%
Gross profit	302.5	297.5	5.0	1.7%	10.0%	8.9%
Selling, general and administrative expenses	248.5	247.7	(0.8)	(0.3)%	8.2%	7.4%
Transaction related costs	0.1	11.7	11.6	99.1%	*	0.3%
Operating income	53.9	38.1	15.8	41.5%	1.8%	1.1%
Other income	9.1	5.1	4.0	78.4%	0.3%	0.2%
Interest expense, net	(48.8)	(47.1)	(1.7)	(3.6)%	(1.6)%	(1.4)%
Income (loss) from continuing operations before income taxes	14.2	(3.9)	18.1	464.1%	0.5%	(0.1)%
Income tax expense	2.7	4.0	1.3	32.5%	0.1%	0.1%
Net income (loss) from continuing operations	11.5	(7.9)	19.4	245.6%	0.4%	(0.2)%
Income (loss) from discontinued operations, net of tax	(0.8)	5.1	(5.9)	(115.7)%	*	0.2%
Net income (loss)	$10.7	$(2.8)	$13.5	482.1%	0.4%	(0.1)%

*      Not meaningful

Sales and operating revenues, cost of sales and operating expenses and gross profit

Sales and operating revenues for the nine months ended June 30, 2015 were $3,019.3 million compared to $3,359.5 million for the nine months ended June 30, 2014, a decrease of $340.2 million, or 10.1%. The decrease in revenues was primarily attributable to lower average selling prices and lower sales volumes in both our Chemicals and Plastics businesses as a result of the decline in oil prices during the current period. Additionally, revenue decreased as a result of the decision to stop certain transactions in North America and China that are not meeting our profitability thresholds or are not consistent with our long-term strategy. As an example, revenue decreased $31.4 million compared to the same period in the prior fiscal year related to the impact of a decision made during fiscal year 2014 to stop serving certain trader business in China. Furthermore, revenue also decreased by $88.8 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. The decrease in revenue was partially offset by the impact to our Chemicals line of business of an additional six months of operations in the current period from the Archway Acquisition, and an additional two months of operations in the current period from the CSD Acquisition, which collectively contributed $93.9 million.

Cost of sales and operating expenses for the nine months ended June 30, 2015 were $2,716.8 million compared to $3,062.0 million for the nine months ended June 30, 2014, a decrease of $345.2 million, or 11.3%. The decrease in cost of sales and operating expenses was primarily due to (i) lower volumes in our Plastics and Chemicals lines of business, (ii) a decrease in certain operating expenses, driven by the execution of cost saving efforts, including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements and (iii) lower costs for certain products. Cost of sales and operating expenses during the nine months ended June 30, 2015 included $1.4 million from the favorable settlement of claims with suppliers, offset by the impact of a non-cash inventory impairment charge of $1.6 million, both of which occurred in the first fiscal quarter and were associated with our Chemicals operations. The decrease in costs of sales and operating expenses was partially offset by the impact of six additional months of operations from the Archway Acquisition and two additional months of operations from the CSD Acquisition in the current period in our Chemicals business. Cost of sales and operating expenses during the nine months ended June 30, 2014 included non-cash impairment charges of $1.8 million associated with the closure of two facilities, an inventory step-up charge of $1.2 million resulting from the CSD Acquisition and the negative impact of poor weather conditions at certain of our facilities in North America that resulted in decreased demand and higher costs, offset by the favorable impact of $5.9 million of insurance proceeds received in connection with the fire at our Garland facility.

Gross profit for the nine months ended June 30, 2015 was $302.5 million compared to $297.5 million for the nine months ended June 30, 2014, an increase of $5.0 million, or 1.7%. Overall, this increase in gross profit was primarily attributable to the impact of the Archway Acquisition and the CSD Acquisition on our Chemicals line of business, improved profitability resulting from the positive impact in the current period of certain pricing initiatives and the decrease in cost of sales and operating expenses described above. The increases in gross profit were partially offset by a decrease of $6.2 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended June 30, 2015 were $248.5 million compared to $247.7 million for the nine months ended June 30, 2014, an increase of $0.8 million, or 0.3%. Approximately $12.7 million of this increase, including $3.3 million of depreciation and amortization expense, is attributable to the estimated impact of two months of additional operations from the CSD Acquisition and the impact of six additional months of operations from the Archway Acquisition for the current period. The offsetting decrease of $11.9 million in selling, general and administrative expenses was driven primarily by decreased consulting costs of $4.3 million, lower travel costs of $3.5 million compared to the prior fiscal year, lower insurance costs of $1.7 million, lower telecommunications costs of $1.2 million, decreased bad debt expense of $1.2 million primarily related to recoveries during the current period and a favorable foreign exchange variance over the prior period of $0.5 million primarily associated with fluctuations in the RMB and CAD exchange rates versus the U.S. dollar. Lower expenses are the result of our execution on key productivity and cost management initiatives. These decreases were partially offset by an increase in depreciation and amortization expense of $0.7 million associated with the facility, equipment and vehicle investments made in the last half of fiscal year 2014 and in the current period.

Transaction related costs

We incurred $0.1 million in transaction related costs for the nine months ended June 30, 2015 compared to $11.7 million for the nine months ended June 30, 2014, a decrease of $11.6 million, or 99.1%. The costs incurred during the nine months ended June 30, 2014 related primarily to legal and consulting costs incurred in connection with the closing and early assimilation of the CSD Acquisition and the closing of the Archway Acquisition, which closed on December 1, 2013 and April 1, 2014, respectively.

Other income

Other income for the nine months ended June 30, 2015 was $9.1 million compared to $5.1 million for the nine months ended June 30, 2014. The increase in other income was primarily attributable to a gain of $8.0 million recorded in connection with the release of escrow funds from the CSD Acquisition in the second quarter of fiscal year 2015. Other income for the nine months ended June 30, 2014 was primarily related to a gain of $4.0 million recorded in connection with insurance proceeds related to the fire at our Garland facility.

Interest expense, net

Net interest expense for the nine months ended June 30, 2015 was $48.8 million compared to $47.1 million for the nine months ended June 30, 2014, an increase of $1.7 million, or 3.6%. Interest expense for both periods is primarily related to the Term Loan Facility, the Notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense compared to the same period in the prior fiscal year is primarily due to increased borrowings under the Term Loan Facility as a result of the amendment entered into in the second quarter of fiscal year 2014. This increase was partially offset by a decrease in interest expense related to lower short-term borrowings outstanding during the current period.

Income tax expense

Income tax expense for the nine months ended June 30, 2015 was $2.7 million compared to $4.0 million for the nine months ended June 30, 2014, a decrease of $1.3 million, or 32.5%. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S., Federal, state and local jurisdictions. The decrease in income tax expense compared to the same period in the prior fiscal year is largely attributed to reduced profitability of our China operations.

Income (loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, for the nine months ended June 30, 2015 was $0.8 million compared to income of $5.1 million for the nine months ended June 30, 2014, a decrease of $5.9 million, or 115.7%. The decrease in income from discontinued operations compared to the same period in the prior fiscal year is the result of the Composites Sale on July 1, 2014, coupled with certain expenses incurred during the current period to terminate activity and relationships associated with these operations.

Segment Analysis

Nine Months Ended June 30, 2015 Compared with Nine Months Ended June 30, 2014

					Percentage of Consolidated Sales/Gross Profit For the
	Nine Months Ended June 30,		Period Over Period Favorable (Unfavorable)		Nine Months Ended June 30,
(Dollars in millions)	2015	2014	$ Change	% Change	2015	2014
Chemicals
Sales and operating revenues	$1,503.9	$1,695.8	$(191.9)	(11.3)%	49.8%	50.5%
Gross profit	$168.1	$154.4	$13.7	8.9%	55.6%	51.9%
Gross profit %	11.2%	9.1%
Plastics
Sales and operating revenues	$1,429.6	$1,573.7	$(144.1)	(9.2)%	47.3%	46.8%
Gross profit	$113.3	$121.3	$(8.0)	(6.6)%	37.5%	40.8%
Gross profit %	7.9%	7.7%
Other
Sales and operating revenues	$85.8	$90.0	$(4.2)	(4.7)%	2.9%	2.7%
Gross profit	$21.1	$21.8	$(0.7)	(3.2)%	6.9%	7.3%
Gross profit %	24.6%	24.2%
Consolidated
Sales and operating revenues	$3,019.3	$3,359.5	$(340.2)	(10.1)%	100.0%	100.0%
Gross profit	$302.5	$297.5	$5.0	1.7%	100.0%	100.0%
Gross profit %	10.0%	8.9%

Chemicals

Sales and operating revenues for the Chemicals line of business for the nine months ended June 30, 2015 decreased $191.9 million, or 11.3%, compared to the same period in the prior fiscal year. The revenue decrease was primarily attributable to an overall decline in volumes in North America and Asia in commodity products, resulting in part from the decision to stop certain transactions that are not meeting our profitability thresholds or are not consistent with our long-term strategy. As an example, in China, Chemicals revenues decreased $13.1 million compared to the same period in the prior fiscal year related to our decision during fiscal year 2014 to stop serving certain trader business. Additionally, across the multiple product categories sold, average selling prices declined in our Asia operations and in our North America operations driven by the decline in oil prices during the current fiscal year. Revenue also decreased $10.3 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. While average selling prices declined as compared to the same period in the prior fiscal year due to the deflationary environment, these price declines were partially offset in North America by the positive notable impact of certain pricing initiatives, as well as favorable changes in product mix. The decrease in revenue was also partially offset by the impact of an additional six months of operations in the current period from the Archway Acquisition, as well as the estimated impact of an additional two months of operations in the current period from the CSD Acquisition, which collectively contributed $93.9 million.

Gross profit for the Chemicals line of business increased $13.7 million, or 8.9%, for the nine months ended June 30, 2015 compared to the same period in the prior fiscal year. This increase in gross profit was primarily attributable to the impact of the Archway Acquisition and the CSD Acquisition, coupled with the positive impact during the current period from our profitability initiatives, favorable changes in product mix and efforts to reduce operating costs, which offset the declines in volume and average selling prices described above. The increase in gross profit was partially offset by a decrease of $0.5 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. Furthermore, gross profit during the nine months ended June 30, 2015 included $1.4 million from the favorable settlement of claims with suppliers, offset by the impact of a non-cash inventory impairment charge of $1.6 million associated with our operations in Asia, both of which occurred during the first quarter of fiscal year 2015. The inventory impairment was driven primarily by the impact of the significant decline in oil prices. Gross profit during the nine months ended June 30, 2014 included the effect of the inventory step-up charge of $1.2 million resulting from the CSD Acquisition, non-cash impairment charges of $1.4 million allocated to the Chemicals line of business associated with the closure of two facilities and the negative impact of poor weather conditions at certain of our facilities in North America that resulted in decreased demand and higher costs, offset by the favorable impact of $5.9 million of insurance proceeds received during that period in connection with the fire at our Garland facility.

Plastics

Sales and operating revenues for the Plastics line of business for the nine months ended June 30, 2015 decreased $144.1 million, or 9.2%, compared to the same period in the prior fiscal year. The revenue decrease was primarily attributable to volume declines in our operations in EMEA and China, which were the result of softer demand driven by lower oil prices in the current period compared to the same period in the prior fiscal year, as well as pricing pressure in our operations in North America and EMEA. Additionally, revenue decreased $78.5 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. Furthermore, the decrease in revenue also reflects a decrease of $18.3 million compared to the prior fiscal year related to the impact of a decision made during fiscal year 2014 to stop serving certain trader business in China that either did not meet profitability thresholds or was not consistent with our long-term strategy. The overall revenue decrease was partially offset by the impact of certain profitability initiatives that are helping us to reduce the impact of the price compression we are experiencing, as well as slight volume increases in our operations in North America, driven primarily by commodity products.

Gross profit for the Plastics line of business decreased $8.0 million, or 6.6%, for the nine months ended June 30, 2015. The decrease in gross profit was partially the result of the overall deflationary price environment which caused us to sell inventory that was previously purchased at higher prices, primarily in the first and second quarters of the current fiscal year. Gross profit also decreased by $5.7 million as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. The decrease in gross profit was partially offset by (i) the impact of certain profitability initiatives that are helping us to reduce the impact of the price compression we are experiencing, (ii) the relative stabilization of oil prices in EMEA that began in the last month of the second quarter of fiscal year 2015 and (iii) a decrease in operating expenses that resulted from the execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements. Gross profit during the nine months ended June 30, 2014 included the effect of poor weather conditions that resulted in decreased demand and higher costs, as well as a $0.3 million non-cash impairment charge allocated to the Plastics line of business associated with a facility closure.

Other

Sales and operating revenues for the Other segment for the nine months ended June 30, 2015 decreased $4.2 million, or 4.7%, compared to the same period in the prior fiscal year. The decrease in revenues was primarily due to decreased sales volumes of composite products in our Asia operations compared to the same period in the prior fiscal year. The decrease in revenues was partially offset by a net increase in revenue in our Environmental Services line of business driven by new customer acquisitions as well as expanded operations with existing customers.

Gross profit for the Other segment decreased $0.7 million, or 3.2%, compared to the same period in the prior fiscal year, primarily due to the factors discussed above.

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

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, occupancy costs and delivery and transportation costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor tax payments. During the nine months ended June 30, 2015, we used $34.3 million of non-operating cash to purchase the remaining 10% equity interest in Nexeo Plaschem. We funded this purchase with cash on hand and $18.0 million of borrowings under the ABL Facility.

Cash capital expenditures for the nine months ended June 30, 2015, were $27.3 million, and related primarily to facility improvements, additional information technology investments and vehicles. We expect our aggregate capital expenditures for fiscal year 2015 (excluding acquisitions and any assets acquired via capital leases) to be approximately $35.0 million. These expenditures will be primarily related to fixed asset replacements, betterments to our information technology infrastructure and additions of equipment and vehicles. In May 2015, we entered into the Ryder Lease. See Note 7 to our condensed consolidated financial statements. The Ryder Lease will be accounted for as a capital lease and requires minimum annual payments of approximately $5.5 million per year, including amounts for certain ancillary services under the Ryder Lease. As of June 30, 2015, we had not taken delivery of any vehicles under the Ryder Lease and no payments had been made. Delivery of the vehicles is anticipated to begin during the fourth quarter of fiscal year 2015 and be completed early during the first quarter of fiscal year 2016. We are permitted to terminate the lease of an individual vehicle on the anniversary of its delivery date, provided that certain conditions are met.  In the event we terminate the lease of an individual vehicle in accordance with the terms of the Ryder Lease, we may elect to purchase the individual vehicle at a predetermined residual value or return the vehicle to Ryder, subject to an adjustment based on the then-current market value of the individual vehicle.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our U.S. taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. We made tax distributions to, or on behalf of, our members totaling $0.1 million in the nine months ended June 30, 2015 and 2014. In addition, our sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S.

The credit agreement governing our Term Loan Facility requires us to make quarterly principal payments of $1.7 million. Additionally, the Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with a portion of our annual Excess Cash Flow (as defined in the credit agreement), calculated as of the end of the applicable fiscal year. There was no Excess Cash Flow payment with respect to prior fiscal years.

We are required to make semi-annual interest payments on the Notes of $7.3 million. In addition, we are required to make periodic interest payments under the ABL Facility and the Term Loan Facility based on principal amounts outstanding and the interest period elected by the borrower. Interest periods can range up to six months. Interest expense relating to the Notes and the Credit Facilities was $13.5 million and $41.0 million for the three and nine months ended June 30, 2015, respectively. Our ABL Facility currently matures on July 11, 2017, our Term Loan Facility matures on September 9, 2017, and our Notes mature on March 1, 2018. As of June 30, 2015, we were in compliance with the covenants of the Credit Facilities and the Indenture governing the Notes.

Liquidity

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations and borrowings available to us under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months. As of June 30, 2015, we had $89.0 million in cash and cash equivalents and $357.3 million of borrowing capacity available under our ABL Facility, net of borrowings and letters of credit.

Under our ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit. As of June 30, 2015, Trigger Event Excess Availability under our ABL Facility was $334.8 million, which was $286.4 million in excess of the $48.4 million threshold that would trigger the foregoing requirements.

On January 30, 2015, as permitted under the ABL Facility, we established an incremental permitted foreign facility in an aggregate principal amount of $30.0 million. The new facility is used solely to issue one or more letters of credit, on behalf of our foreign subsidiaries, reducing the reliance on the letter of credit capacity under the U.S. tranche of the ABL Facility. Concurrently with the closing of the permitted foreign facility, we replaced an existing letter of credit in the approximate amount of $26.2 million under the ABL Facility with a letter of credit in the same amount under the new permitted foreign facility.

Our long-term liquidity needs are primarily related to early principal payments required in certain circumstances under the Term Loan Facility. While there can be no assurance, we anticipate that cash flows from operations will provide for the majority of these long-term liquidity needs. Additionally, we have final maturity debt payments due in 2017 and 2018. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt or refinancing of our existing debt obligations or repurchases of our outstanding debt.

At June 30, 2015, we had $89.0 million in cash and cash equivalents. Of this amount, $45.7 million was held by foreign subsidiaries. Of the $45.7 million, $41.0 million was denominated in currencies other than the U.S. dollar, primarily in Euros, British pounds, RMB and CAD. At June 30, 2015, we had $5.1 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the SAFE. We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

Cash Flows

Nine Months Ended June 30, 2015 Compared with Nine Months Ended June 30, 2014

The following table sets forth the major categories of our cash flows for the nine months ended June 30, 2015 and 2014.

	Nine Months Ended June 30,
(in millions)	2015	2014
Net cash provided by (used in) operating activities from continuing operations	$93.6	$(47.0)
Net cash provided by (used in) operating activities from discontinued operations	(0.6)	3.6
Net cash provided by (used in) operating activities	93.0	(43.4)

Net cash used in investing activities from continuing operations	(25.0)	(260.1)
Net cash used in investing activities from discontinued operations	—	(0.5)
Net cash used in investing activities	(25.0)	(260.6)

Net cash provided by (used in) financing activities	(65.4)	288.4

Effect of exchange rate changes on cash and cash equivalents	(1.8)	1.1
Increase (decrease) in cash and cash equivalents	0.8	(14.5)
Cash and cash equivalents at beginning of period	88.2	74.6
Cash and cash equivalents at end of period	$89.0	$60.1

Major Categories of Cash Flows

Cash flows from operating activities

Continuing operations

Net cash provided by operating activities from continuing operations for the nine months ended June 30, 2015 was $93.6 million. Net income from continuing operations of $11.5 million, adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs, provision for bad debt, inventory impairment and deferred income taxes, collectively totaling $50.0 million, resulted in $61.5 million of cash inflow from continuing operations during the nine months ended June 30, 2015. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of $77.3 million, partially offset by $59.2 million, attributable to a decrease in accounts payable and accrued expenses. The decrease in accounts and notes receivable was driven primarily by lower sales volumes experienced during the current period as well as timing of collections at period end. There have been no significant changes in billing terms or collection processes during the current period. Certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to nine months and these receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled $5.5 million at June 30, 2015. There was a decrease in inventory of $10.9 million during the nine months ended June 30, 2015, which reflects the impact of lower prices for inventory purchases as well as improved inventory management. Additionally, there was a decrease in other current assets of $6.5 million partially due to a reduction in inventory prepayments.

Net cash used in operating activities from continuing operations for the nine months ended June 30, 2014 was $47.0 million. Net loss from continuing operations of $7.9 million adjusted for significant non-cash items such as depreciation and amortization expenses, debt issuance costs and provision for bad debt, collectively totaling $47.3 million, provided $39.4 million of cash inflow from continuing operations during the nine months ended June 30, 2014. Additionally, cash flow from operations was positively impacted by an increase in accounts payable and other accrued expenses of $8.0 million. We experienced a significant negative impact on cash flows from operations resulting from a net increase in accounts and notes receivable of $48.1 million, a net increase in inventories of $25.5 million and an increase in other current assets of $16.1 million. There were no significant changes in our billing terms or collection processes during this period, although, as described above, Nexeo Plaschem has billing terms that allow certain customers to remit payment during a broad range of time. These receivables were supported by banknotes issued by large banks in China on behalf of these customers and totaled $18.8 million at June 30, 2014. The increase in accounts and notes receivable was driven primarily by timing of collections at period end. The increase in inventories during the period primarily reflects the impact of the CSD and Archway acquisitions while the increase in other current assets was primarily the result of prepayments on certain inventory purchases tied to pricing incentives.

Discontinued operations

Net cash used in operating activities from discontinued operations for the nine months ended June 30, 2015 was $0.6 million, related to costs incurred to terminate activity and relationships associated with these operations.

Net cash provided by operating activities from discontinued operations for the nine months ended June 30, 2014 was $3.6 million. Net income of $5.1 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $1.1 million, resulted in $6.2 million of cash flows from discontinued operations during the period. Cash used by operating activities from discontinued operations included an increase in accounts receivable of $1.9 million and a decrease in accounts payable and other accrued expenses totaling $1.1 million.

Cash flows from investing activities

Continuing operations

Investing activities used $25.0 million of cash during the nine months ended June 30, 2015, primarily due to capital expenditures of $27.3 million throughout the period mainly related to facility improvements, additional information technology investments and vehicle additions. These expenditures were partially offset by net proceeds from the sale of assets of $2.3 million.

Investing activities used $260.1 million of cash during the nine months ended June 30, 2014, primarily due to the closing of the Archway Acquisition for $127.0 million, the closing of the CSD Acquisition for $96.4 million and capital expenditures of $37.4 million, primarily related to additions to our private delivery fleet, facility improvements, and additional information technology investments.

Discontinued operations

There was no cash impact stemming from investing activities from discontinued operations for the nine months ended June 30, 2015. Net cash used in investing activities from discontinued operations for the nine months ended June 30, 2014 was $0.5 million due to additions to the private delivery fleet.

Cash flows from financing activities

Financing activities used $65.4 million of cash for the nine months ended June 30, 2015, primarily as a result of the purchase of the remaining equity interest in Nexeo Plaschem for $34.3 million. In addition, financing activities included net payments on the ABL Facility of $15.3 million, net payments of $10.7 million on short-term lines of credit available to Nexeo Plaschem, and payments under the Term Loan Facility of $5.0 million.

Financing activities provided $288.4 million of cash for the nine months ended June 30, 2014, primarily as a result of the new term loan proceeds of $169.2 million, net borrowings on the ABL Facility of $176.5 million and net borrowings of $5.3 million on short-term lines of credit available to Nexeo Plaschem. Proceeds from borrowings were partially offset by the purchase of the additional 20% interest in Nexeo Plaschem for $55.9 million and the quarterly installments on the Term Loan Facility of $4.6 million.

Contractual Obligations and Commitments

As of June 30, 2015, amounts due under our contractual commitments are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$43.4	$726.0	$175.0	$—	$944.4
Estimated interest payments on long-term debt obligations (2)	49.6	72.4	7.4	—	129.4
Capital lease obligations (3)	5.7	11.2	11.1	19.5	47.5
Operating lease obligations (4)	17.1	22.5	12.9	10.6	63.1
Purchase obligations (5)	1.3	—	—	—	1.3
Management and consulting services obligations (6)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet (7)	—	—	—	1.1	1.1
Total	$120.1	$838.1	$212.4	$31.2	$1,201.8

(1)
Short-term obligations primarily include (i) the payment of $36.6 million outstanding under credit facilities available to Nexeo Plaschem and (ii) principal installment payments under our Term Loan Facility. Long-term debt obligations include: (i) the payment of our $175.0 million in outstanding principal on the Notes, (ii) the payment of $84.0 million in outstanding principal (as of June 30, 2015) under our ABL Facility and (iii) the payment of $648.8 million in outstanding principal under our Term Loan Facility.

(2)
Estimated interest payments include cash interest payments on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of June 30, 2015 held constant to maturity.

(3)
Represents future payments on capital lease obligations. Includes total payments on the seven-year capital lease entered into with Ryder in May 2015. No amounts have been reflected in our financial statements as of June 30, 2015 related to the Ryder Lease as we had not taken delivery of any vehicles under the Ryder Lease as of June 30, 2015. Delivery of the vehicles is anticipated to begin during the fourth quarter of fiscal year 2015 and be completed early during the first quarter of fiscal year 2016. We are permitted to terminate the lease of an individual vehicle on the anniversary of its delivery date, provided that certain conditions are met.  In the event we terminate the lease of an individual vehicle in accordance with the terms of the Ryder Lease, we may elect to purchase the individual vehicle at a predetermined residual value or return the vehicle to Ryder, subject to an adjustment based on the then-current market value of the individual vehicle. See Note 7 to our condensed consolidated financial statements.

(4)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(5)
Purchase obligations are related to (i) non-cancellable equipment orders and (ii) estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed within one year, although it is not practicable to establish definite completion dates for each employee’s relocation.

(6)
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

(7)	Includes long-term liabilities under certain employee benefit obligations.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K, at June 30, 2015.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, however, we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivables ($5.5 million at June 30, 2015) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty.  At June 30, 2015, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

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

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 2.2% for the nine months ended June 30, 2015. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5.0% for the nine months ended June 30, 2015. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 125 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in an increase of $6.5 million in annual interest expense based on the Term Loan Facility balance at June 30, 2015.

Fair Value Measurements

We are a party to interest rate swap agreements of varying expiration dates to help manage our exposure to interest rate risk related to our variable interest rate Term Loan Facility (the variable interest rate is subject to a floor of 1.5%). As of June 30, 2015, the notional amount of outstanding interest rate swap agreements was $200.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized.  During the nine months ended June 30, 2015, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.4 million, which was recorded in interest expense. During the nine months ended June 30, 2015, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.1 million, which was recorded in other comprehensive income. As of June 30, 2015, $0.4 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At June 30, 2015, the estimated fair value of our derivative liabilities was:

						2021 and	Total Fair
Sources of Fair Value	2016	2017	2018	2019	2020	Thereafter	Value
Interest Rate:
Prices actively quoted (Level 1)	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources (Level 2)	0.4	0.1	—	—	—	—	0.5
Prices based on models and other valuation methods (Level 3)	—	—	—	—	—	—	—
Total interest rate	$0.4	$0.1	$—	$—	$—	$—	$0.5

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

Included in our condensed consolidated results of operations for the nine months ended June 30, 2015 is a $0.9 million net loss related to foreign exchange rate fluctuations. During the nine months ended June 30, 2015, the most significant currency exposures were to the RMB and the CAD versus the U.S. dollar, and the Russian ruble to the Euro.  The average exchange rates during the current period for these currencies fluctuated to various degrees from their respective values at September 30, 2014, but such fluctuations did not exceed approximately 9% except for the Russian ruble exchange rate, which weakened in excess of 20% versus the Euro. Assuming the same directional variation as occurred during the nine months ended June 30, 2015, a hypothetical 10.0% weakening/strengthening in the value of the RMB and the CAD relative to the value of the U.S. dollar and the value of the Russian ruble relative to the Euro from September 30, 2014 levels could have generated a net loss/gain of $7.3 million in our condensed consolidated statement of operations for the nine months ended June 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of June 30, 2015.

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

In July 2014, Ashland filed a lawsuit styled and numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 WCC CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that we are obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the Ashland Distribution Acquisition purchase agreement. Ashland further alleges that we have breached duties related to that purchase agreement by not having so indemnified Ashland to date with respect to costs for certain Other Retained Remediation Liabilities Ashland incurred pertaining to sites at which Ashland disposed of waste prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. We disagree with Ashland’s interpretation of the purchase agreement and are vigorously defending the lawsuit.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see "Item 1A. Risk Factors" to Part 1 of our Annual Report on Form 10-K for the year ended September 30, 2014. The risks described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, cash flows and result of operations. There have been no material changes to the risk factors described in our Annual Report on Form 10-K. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

We are a privately held company, and there is no established public trading market for our membership interests. During the nine months ended June 30, 2015, we did not sell any unregistered securities.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexeo Solutions Holdings , LLC

August 13, 2015	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

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

3.7
Fourth Amendment to Amended and Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013 (File No. 333-179870-02)).

10.1†	Vehicle Operating and Service Agreement dated May 22, 2015 by and between Ryder Truck Rental, Inc., d/b/a Ryder Transportation Services, and Nexeo Solutions, LLC

10.2†	Amendment to Vehicle Operating and Service Agreement dated May 22, 2015 by and between Ryder Truck Rental, Inc., d/b/a Ryder Transportation Services, and Nexeo Solutions, LLC

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

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