Form 10-K
period 2015-09-30
Nexeo Solutions Holdings, LLC
filed 2015-12-07
CIK 1540047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The equity interests of the registrant are not publicly held. At December 1, 2015, the registrant’s common equity consisted of membership interests, 99.5% of which were held by TPG Accolade, L.P., and the remainder of which were held by management of Nexeo Solutions Holdings, LLC.

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

References to "Notes" refer to our 8.375% Senior Subordinated Notes due 2018.

References to "Ashland" refer to Ashland Inc. and its affiliates. References to the "Distribution Business" and "Predecessor" refer to the global distribution business we purchased from Ashland on March 31, 2011, which is referred to as the "Ashland Distribution Acquisition."

References to "TPG" refer to certain investment funds controlled by affiliates of TPG Global, LLC and certain affiliates of those investment funds.

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

Geographic references to "United States" or "U.S." refer to the United States of America. Geographic references to "EMEA" refer to countries in Europe, the Middle East and Africa on a combined basis.

References to "RMB" refer to Chinese Renminbi, references to "CAD" refer to Canadian dollars and references to "dollars," "$" or any other dollar amounts refer to U.S. dollars.

TRADEMARKS AND TRADE NAMES

We own or have rights to various trademarks, service marks, and trade names that we use in connection with the operation of our business. This Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Third-party trademarks, services marks, trade names or products used or displayed in this Form 10-K belong to the holders and are not intended to, and do not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Form 10-K may appear without the ®, TM or SM symbols, but omission of these references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our right or the right of the applicable licensor to these trademarks, service marks and trade names.

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

iii

PART I

Item 1. Business

Company Overview

We are a global distributor of chemicals products in North America and Asia, and plastics products in North America, EMEA and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. We also provide environmental services, including waste collection, recovery, recycling and arrangement for disposal in North America, primarily the U.S., through our Environmental Services line of business. We were a distributor of composites products in North America until July 1, 2014, when these operations were sold. These operations are reflected as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for additional information on the sale of these operations. We are organized into three lines of business (or operating segments): Chemicals, Plastics and Environmental Services. While we continued to occasionally distribute certain composites products in Asia after the sale of our North American composites operations, these sales were minimal and therefore they are no longer identified as a separate line of business. During fiscal year 2015, we distributed approximately 23,000 products into over 80 countries for approximately 1,300 suppliers to approximately 27,500 customers.

We have long-standing relationships with major chemicals and plastics producers and suppliers, a strong geographic presence and supply chain network and a relatively stable customer base that benefits from the service and distribution value we provide. The products we distribute are used in a broad cross section of manufacturing industries, in various end markets and customer segments within those industries, including the household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare, personal care, oil and gas and construction end markets.

Our diverse array of product offerings allows us to provide many of our customers with a one-stop-shop resource for their chemicals and plastics needs. For customers with multiple locations, our centralized business model helps ensure consistency of product offerings and a single point of contact. Our services and our full product offering allow for product customization, cost savings to customers on transaction and transportation costs and reliance on a single supplier to source all of their diverse product requirements.

We believe we provide a compelling value proposition to suppliers as a single bulk buyer of their products and by acting as an extension of their sales force by representing their brands and providing technical support to customers. We also provide value to suppliers by distributing to larger customers through dedicated strategic accounts sales and marketing programs designed to solidify key relationships through enhanced customer service, efficient delivery and specialized value-added solutions. In addition to the value-added services mentioned above, we provide other services including dedicated stocking programs, vendor-managed inventory, quarterly customer demand forecasting, technical support and supply chain services.  In addition, our understanding of key end markets presents additional opportunities with suppliers whose products are in substantial demand by customers situated in these end markets.

We have an experienced management team with deep knowledge of the industry. We continue to implement strategies and invest significantly to build upon our strengths by creating industry-leading marketing capabilities, including our focus on specific end markets, sales force effectiveness tools, market-based pricing and geographic expansion.

We distribute our broad product portfolio through a supply chain consisting of approximately 170 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of over 1,000 units, including tractors and trailers, primarily in North America. We currently employ approximately 2,450 employees globally. At September 30, 2015, we had approximately 500 sales professionals situated in North America, EMEA and Asia, including technical support, field managers and strategic account managers that assist our customers in the selection and application of commodity and specialty products for their end products and processes.

Company History

We were formed on November 4, 2010 and on March 31, 2011 we acquired the Distribution Business from Ashland.

During the fourth quarter of fiscal year 2012, we formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd ("Nexeo Plaschem"), with the shareholders of Beijing Plaschem Trading Co., Ltd ("Beijing Plaschem"). In November 2012, Nexeo Plaschem acquired the operations of Beijing Plaschem (the "Beijing Plaschem Acquisition"). Nexeo Plaschem became a wholly-owned subsidiary in October 2014.

In December 2013, we acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. ("CSD"), a chemical distribution company and provider of packaged chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight Company ("STX") and ST Laboratories Group, LLC ("ST Laboratories"), two related businesses of CSD (collectively, the "CSD Acquisition").

In April 2014, we acquired 100% of the outstanding shares of Archway Sales, Inc., a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals ("Archway"), and substantially all of the assets of JACAAB, LLC, a Missouri limited liability company, a related business of Archway ("JACAAB") (collectively, the "Archway Acquisition").

In July 2014, we sold our North American Composites operations, including inventory and existing supplier and customer relationships, to Composites One LLC, a Rhode Island limited liability company ("Composites One" or the "Composites Sale").

See Note 3 to our consolidated financial statements.

Industry Overview

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

The chemicals and plastics materials distribution industry is characterized by high barriers to entry, including an increasingly complex regulatory, environmental and safety landscape, the need for market intelligence that requires time and effort to develop and, in some cases, significant capital investments for transportation and storage infrastructure. Adding to the complexity of this market environment is the increasing demand by end customers for customer-specific solutions. These solutions are generally comprised of three essential components: products, value-added services, such as blending, packaging, and other special handling and special logistics requirements such as 24x7 delivery. We believe our ability to serve these complex needs, will increasingly lead to suppliers choosing to leverage distributors like us because of our capability and scale.

Significant Events During Fiscal Year 2015

 8.375% Senior Subordinated Notes

       During the fourth fiscal quarter, we acquired $15.8 million in aggregate principal amount of our 8.375% Senior Subordinated Notes (the "Notes") for $14.8 million in cash. We recorded a net gain of $0.6 million, including the write-off of related debt issuance costs and original issue discount. See Note 8 to our consolidated financial statements.

Ryder Lease

In May 2015, we entered into a lease agreement with Ryder Truck Rental, Inc. ("Ryder") for transportation equipment ("Ryder Lease") that covers the rental of approximately 200 tractors. These new tractors will replace older tractors in our fleet, significantly enhance our delivery capabilities and provide cost savings in fuel usage and maintenance. Delivery of the tractors under this agreement began at the end of the fourth fiscal quarter and the vast majority of the remaining tractors are anticipated to be delivered during the first quarter of fiscal year 2016. See Note 5 to our consolidated financial statements.

China Operations

During the first fiscal quarter, we acquired the remaining 10% equity interest in Nexeo Plaschem for $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. We funded this payment with cash on hand and $18.0 million of borrowings under the ABL Facility. See Note 3 to our consolidated financial statements.

Company Operations

Segment Overview

We operate through three lines of business, or operating segments: Chemicals, Plastics and Environmental Services. On July 1, 2014, we sold our composites operations in North America, which are classified as discontinued operations in our consolidated financial statements for all periods presented. While we continued to occasionally distribute certain composites products in Asia after the sale of our North American composites operations, these sales were minimal and therefore they are no longer identified as a separate line of business.

Our lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while our Environmental Services line of business, which does not meet the materiality threshold for separate disclosure, and our historical composites products sales in Asia are combined in an "Other" category.

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail cars, bulk tanker trucks and as packaged goods in trucks. While our chemicals products are distributed in more than 50 countries worldwide, we primarily distribute our chemicals products in North America and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, HI&I, lubricants, personal care and oil and gas.

Plastics. Our Plastics line of business supplies a broad product line consisting of commodity polymer products and prime engineering resins for plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via rail car, bulk truck, truckload boxes and less-than-truckload quantities. While our plastics products are distributed in more than 50 countries worldwide, we primarily distribute our plastics products in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets.

Environmental Services. Our Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the U.S. These environmental services are offered through our network of distribution facilities which are used as transfer facilities.

The table below provides a summary by line of business of the approximate number of customers served and key product offerings as of September 30, 2015:

	Chemicals	Plastics	Environmental Services
	Approximate Customers: 13,000	Approximate Customers: 12,000	Approximate Customers: 2,500

Key Products	• Alcohols • Blends • Esthers • Glycols • Hydrocarbons • Ketones • Resins • Silicones • Surfactants	• Engineered Thermoplastics • Polyolefins (including Polypropylene) • Specialty Thermoplastics • Styrenics	• Integrated Resource Management • Arrangement for Non-Hazardous and Hazardous waste disposal • Arrangement for Non-Hazardous Waste Treatment/Recycling

In each of the past three fiscal years, polypropylene was the only product that accounted for over 10.0% of our consolidated net revenue. Polypropylene accounted for 14.4%, 14.4% and 14.1% of total consolidated net revenue for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

	Fiscal Year Ended September 30, 2015	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013
Chemicals	49.5%	50.8%	49.3%
Plastics	47.5%	46.6%	47.8%
Environmental Services	3.0%	2.4%	2.6%

North America	83.1%	80.0%	79.4%
EMEA	12.3%	13.6%	14.1%
Asia	4.6%	6.4%	6.5%

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

Supplier Relationships

We source chemicals and plastics from a wide array of suppliers, including many leading global chemicals and plastics producers. We generally purchase and take possession of these products and we then resell and deliver them to our customers. While our top ten suppliers fulfill 49.8% of total product procured by value, we source products from approximately 1,300 suppliers. During the fiscal years ending September 30, 2015 and 2014, one single supplier accounted for 11.9% and 10.8%, respectively, of our consolidated purchases. Although this supplier serves both our Plastics and Chemicals lines of business, the supplier serves primarily our Plastics line of business. There were no single suppliers representing greater than 10% of total purchases in fiscal year 2013.

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

•
Chemicals. We source chemicals from many suppliers, including several of the largest global chemical companies such as BASF, Dow Chemical, Dow Corning, Eastman Chemical, LyondellBasell and Methanex. For the fiscal year ended September 30, 2015, our ten largest suppliers accounted for 50.4% by value of the chemical products we distributed.

•
Plastics. Our plastics suppliers include several of the largest global chemical companies and plastics producers, such as BASF, Borealis, ExxonMobil Chemical Co., LyondellBasell and SABIC IP. For the fiscal year ended September 30, 2015, our ten largest suppliers accounted for 80.1% by value of the plastics products we distributed.

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

•
We act as an extension of suppliers’ sales force by representing their brands and providing technical support to customers, particularly those that are small and mid-sized, as well as larger customers through our strategic accounts program;

•
We develop compelling value propositions in various end markets by providing core commodity products, core specialty products and value-added services to target certain customer segments that we believe can generate sustainable and profitable revenue growth;

•	We provide quarterly customer demand forecasting and visibility into the marketing and distribution of the suppliers’ products; and

•	Best-in-class pricing technology to capture maximum value for our suppliers' brands in the marketplace.

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

Our purchasing department is generally responsible for executing purchase orders to suppliers through our enterprise resource planning ("ERP") system. For the majority of our operations, this system provides a centralized control platform throughout the entire supply chain, enabling the purchasing department to optimize procurement decisions. See "—Information Technology."

 Contracts

Our supply agreements allow for flexibility, to help ensure product availability and our ability to set the specific terms of any purchase in accordance with prevailing market conditions. The agreements commonly provide general terms and conditions and describe volume expectations, pricing, price change mechanisms and guidelines for conflict resolution. Many of the agreements with key suppliers also provide for rebates upon achievement of specified volume purchase levels. Purchase prices are generally market-based and fluctuate in accordance with the costs of the relevant raw materials. We do not usually enter into contracts that are non-terminable, are "take or pay" or have other similar requirements.

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

Facilities

Our facilities are strategically placed to optimize route density in an effort to balance high-quality customer service with execution costs. In North America, we operate under the "hub-and-spoke" model as described above. We believe this model is beneficial to both us and our customers, as it enables us to efficiently aggregate customer demand, thereby allowing us to match a large number of suppliers and customers at a lower cost. This system also supports our economies of scale, which is a key driver of our profitability, as the aggregation of inventory at the "hubs" reduces inventory costs in the procurement process, and permits fleet optimization and efficient route planning through shipment consolidation and frequent deliveries to the "spokes." During fiscal year 2015, these facilities served approximately 20,500 customers.

In EMEA, we operate through approximately 21 third-party operated warehouses and eight sales offices in connection with our international plastics operations. These warehouses are located across EMEA and during fiscal year 2015 they served approximately 5,000 customers.

In Asia, we operate through approximately 22 third-party operated warehouses and eight sales offices in connection with our international chemicals and plastics operations. These warehouses are located in China and during fiscal year 2015 they served approximately 2,000 customers.

The following table lists each of the active distribution facilities that we own or lease and does not include third-party operated facilities. We classify a facility as a "bulk facility" if it is engaged in delivering goods in bulk to our customers.

Distribution Facilities as of September 30, 2015

North American Facilities	Facility Type	Owned/Leased	Line(s) of Business
Birmingham, Alabama	Bulk/Warehouse	Owned	All
Mobile, Alabama	Bulk/Warehouse	Owned	All
Edmonton, Alberta	Bulk/Warehouse	Owned	All
Chandler, Arizona	Bulk/Warehouse	Owned	All
Richmond, British Columbia	Warehouse	Leased	All
Carson, California	Bulk/Warehouse	Leased	All
Fairfield, California	Bulk/Warehouse	Owned	All
Fairfield, California	Warehouse	Leased	All
Fontana, California	Bulk/Warehouse	Leased	Chemicals and Plastics
Denver, Colorado	Bulk/Warehouse	Owned	All
Miami, Florida	Bulk/Warehouse	Owned	All
Tampa, Florida	Bulk/Warehouse	Owned	All
Doraville, Georgia	Bulk/Warehouse	Owned	Chemicals and Plastics
Franklin Park, Illinois	Bulk/Warehouse	Owned	All
Northlake, Illinois	Warehouse	Leased	Chemicals and Plastics
Willow Springs, Illinois	Bulk/Warehouse	Owned	All
Kansas City, Kansas	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Kansas City, Kansas	Bulk/Warehouse	Leased	Plastics
Baton Rouge, Louisiana	Bulk/Warehouse	Owned	All
Baton Rouge, Louisiana	Warehouse	Owned	Chemicals
Winnipeg, Manitoba	Warehouse	Owned	All
Tewksbury, Massachusetts	Bulk/Warehouse	Owned	Chemicals and Plastics
Lansing, Michigan	Bulk/Warehouse	Owned	All
Warren, Michigan	Bulk/Warehouse	Owned	Chemicals and Plastics
Saint Paul, Minnesota	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Shakopee, Minnesota	Bulk/Warehouse	Owned	All
St. Louis, Missouri	Bulk/Warehouse	Owned	All
St. Louis, Missouri	Warehouse	Leased	Chemicals
Carteret, New Jersey	Bulk/Warehouse	Owned	Chemicals
Charlotte, North Carolina	Bulk/Warehouse	Owned	All
Binghamton, New York	Warehouse	Owned	Environmental Services
Tonawanda, New York	Bulk/Warehouse	Owned	Chemicals and Plastics
Columbus, Ohio	Bulk/Warehouse	Owned	Chemicals
Dayton, Ohio	Warehouse	Owned	Environmental Services
Evendale, Ohio	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Grove City, Ohio	Bulk/Warehouse	Owned	Chemicals and Plastics
Twinsburg, Ohio	Bulk/Warehouse	Owned	Chemicals
Twinsburg, Ohio	Warehouse	Leased	Chemicals and Plastics
Tulsa, Oklahoma	Bulk/Warehouse	Owned	Chemicals and Plastics
Mississauga, Ontario	Bulk/Warehouse	Leased	All
Morrisville, Pennsylvania	Bulk/Warehouse	Owned	All

Catano, Puerto Rico	Warehouse	Owned	All
Anderson, South Carolina	Bulk/Warehouse	Owned	Chemicals and Plastics
Columbia, South Carolina	Bulk/Warehouse	Owned	All
Knoxville, Tennessee	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Memphis, Tennessee	Bulk/Warehouse	Owned	All
Memphis, Tennessee	Warehouse	Leased	Chemicals
Nashville, Tennessee	Bulk/Warehouse	Owned	All
Conroe, Texas	Warehouse	Owned	Chemicals
Garland, Texas	Bulk/Warehouse	Owned	All
Houston, Texas	Bulk/Warehouse	Owned	All
Midland, Texas	Bulk/Warehouse	Owned	Chemicals and Environmental Services
Clearfield, Utah	Bulk/Warehouse	Leased	All

Our principal executive offices are located in The Woodlands, Texas. We believe that our facilities are adequate for our current operations.

Private Fleet

Transportation of products to and from customers and suppliers is a fundamental component of our business. During fiscal year 2015, our North American distribution service relied on our private fleet of trucks, tankers and trailers for 62.7% of deliveries from our warehouses to our customers. We relied on common carriers for the remainder of our deliveries.

In May 2015, we entered into a lease agreement with Ryder for approximately 200 tractors. These new tractors will replace older tractors in our fleet, significantly enhance our delivery capabilities and provide cost savings in fuel usage and maintenance. At September 30, 2015, we had taken delivery of 95 units, with the vast majority of the remainder expected to be delivered in the first quarter of fiscal year 2016. See Note 5 to our consolidated financial statements.

At September 30, 2015, our private fleet consisted of 373 tractors, including leased units under the above lease with Ryder, and 645 straight trucks, tanks and trailers that carry solid, bulk and liquid materials.

Private Fleet Characteristics as of September 30, 2015

Vehicle Type	Number of vehicles	Average Age (years)	Average Transport Capacity (lbs.)
Tractors	373	5	45,000
Bulk Liquid Tankers	305	18	42,000
Van Trailers	326	9	45,000
Straight Trucks	3	11	9,000
Dry Bulk Trailers	11	11	45,000

In addition, we currently lease approximately 400 railcars, which are primarily used for supplier shipments to our locations, stock transfers between our locations and occasional shipments to customers.

Our private fleet characteristics change constantly based on our market needs. We believe our private fleet provides us with a competitive advantage over many of our competitors. Our fleet permits us to meet our customers’ demand and reduce their inventory risk through "just-in-time" delivery. Moreover, our ability to service our clients’ needs less encumbered by the commercial transportation market provides reliability of service to customers, especially during periods of undersupply.

Direct Supply

In certain circumstances, we deliver full truckloads or large quantities of commodity products directly from a supplier to a customer, primarily via common carrier, and provide sourcing and supply chain support in connection with the delivery. Although the products move directly from supplier to customer, we remain the only point of contact for both customers and suppliers and generally take ownership of the products while in transit, bearing the risk of loss during transportation of the products.

Sales and Marketing

For the fiscal year ended September 30, 2015, we had approximately 27,500 customers from a broad range of end markets resulting in approximately 480,000 orders for approximately 23,000 products. We have developed a sales and marketing organization with a broad scope of sales coverage to ensure we can service a diverse customer base.

As of September 30, 2015, our sales team consisted of approximately 500 sales professionals situated throughout North America, EMEA and Asia, including customer-facing personnel, such as technical support and corporate account managers, located in local markets. There are approximately 370 sales professionals based in North America, while approximately 60 of our sales professionals are based in EMEA and approximately 70 of our sales professionals are based in Asia.

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

Customer Pricing Processes

We use data-driven pricing strategies, which enable our product managers to determine product pricing through the use of systems and tools that provide a view on relative market pricing across a number of factors including end markets, geography, packaging type and volume. Product managers, whose main responsibility is to develop and build supplier relationships, also develop a broad understanding of suppliers’ product offerings and the market’s needs. We have empowered these managers with pricing decisions and they work closely with our sales team to structure pricing to provide an optimal balance of price and volume which maximizes profitability. The following is a description of our customers by line of business:

•
Chemicals. Our Chemicals customer base ranges from some of the largest global chemical companies to smaller regional, private companies. No single Chemicals customer accounted for more than 3.0% of Chemicals sales for the fiscal year ended September 30, 2015 while the five largest customers by value represented less than 6.0% of Chemicals sales during the same period.

•
Plastics. Our Plastics customer base is diverse and serves a variety of end markets. No single Plastics customer accounted for more than 1.0% of Plastics sales for the fiscal year ended September 30, 2015, while the five largest customers by value represented less than 3.0% of Plastics sales during the same period.

•
Environmental Services. The customer base for our Environmental Services line of business includes customers who generate hazardous and non-hazardous waste in North America. No single Environmental Services customer accounted for more than 6.0% of Environmental Services sales for the fiscal year ended September 30, 2015, while the five largest customers accounted for less than 16.0% of Environmental Services sales during the same period.

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

Three key services we offer are repackaging, custom blending and lab services. Our hub facilities handle large quantities of materials, usually receiving shipments by railcar or tank truck. Bulk deliveries are often repackaged into smaller containers, such as gaylords, totes, and drums, which are in turn delivered to customers by truck. Our custom blending capabilities include buying in bulk from our large base of suppliers, lab testing for product customization and blending of numerous products to meet customer specifications. Our lab capabilities provide product testing services to our customers in the form of chemical analysis and product performance analysis. We employ a team of scientists and experienced formulation experts to help customers with product development, failure analysis and industrial support in a broad range of chemical and product applications.

We believe these value-added services are important to maintain competitiveness in our highly fragmented market and for achieving scale benefits.

Information Technology

Information technology is an important component of our business. Highly sophisticated systems are needed to facilitate the volume of customer orders, global sourcing, customer relations, distribution-related logistics, regulatory compliance, risk management control and financial reporting. With the exception of our subsidiary in China, our ERP system is used across the organization. We believe the advanced data gathering and analysis capabilities of our ERP system and the efficiencies they provide enable us to operate flexibly and create significant advantages across the supply chain. Our ERP system also provides advanced volume forecasting, enabling us to accurately forecast rolling weekly volumes, anticipate demand shift fluctuations and quickly respond to rapidly changing customer needs. This capability helps our suppliers by providing reliable and accurate demand forecasts that result in improved efficiency, flexibility and faster execution. These daily forecasts also translate into better pricing as they allow for optimization of production schedules.

Working Capital

Our Chemicals and Plastics lines of business generally require significant working capital to purchase products from suppliers and sell those materials to our customers. We believe that distributors of chemicals and plastics products typically manage working capital by focusing on terms of purchase and sale, collection efforts and inventory management.

As discussed above under "—Information Technology," we generally manage working capital by utilizing our ERP system, which enables us to forecast rolling weekly volumes, anticipate demand shift fluctuations and quickly respond to rapidly changing customer needs for the majority of our operations. This platform, combined with our product management department as further described in "—Supplier Relationships—Product Line Management and Purchasing," enable us to efficiently manage working capital. We further manage working capital by focusing on terms of purchase and sale, evaluating the creditworthiness of customers when extending trade credit, utilizing systematic collection efforts and managing inventory to closely match demand and meet required customer service levels.

Seasonality

Seasonal changes may affect our business and results of operations. We serve a large number of customers in a broad range of end markets and our business trends follow the seasonality patterns exhibited by these end markets and customers. For example, the fourth calendar quarter of each year (which is our first fiscal quarter) tends to be the quarter in which we realize lower sales across all of our businesses because industrial production tends to be seasonally lower. Our business may also be affected by our suppliers’ decisions regarding seasonal capacity and production.

Competition

The primary competitive factors affecting each of our lines of business are the diversity and quality of the product portfolio, service offerings, reliability of supply, technical support, price and delivery capabilities. In addition, in some of the markets in which we operate, large chemical producers may elect to limit their outsourcing of distribution, partner with other distributors or distribute their products directly to end-user customers, each of which would increase competition. We believe that our reputation, the broad range of product offerings from our suppliers and our speed and responsiveness, coupled with our valued-added services and the breadth of our distribution network, allow us to compete effectively.

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

Employees

At September 30, 2015, we had approximately 2,450 employees worldwide, with approximately 2,000 employees in the United States, approximately 100 employees in Canada, approximately 170 employees in EMEA, approximately 160 employees in Asia, and approximately 20 employees in other countries. In the United States, 148 of our employees are represented by unions in six locations representing seven bargaining units, five of which are affiliated with the International Brotherhood of Teamsters and two of which are affiliated with the United Steelworkers.

Regulatory Matters

We are subject to extensive regulation by federal, state and local governments and similar international agencies relating to the manufacture, sale and distribution of our products. These regulations govern our manufacture, use, labeling, packaging, storage and distribution of chemicals and hazardous substances. We are also subject to domestic and international import, export and customs regulations, and statutes and regulations relating to government contracting. In addition, we are subject to extensive environmental laws and other regulations concerning, among other things, emissions to the air, discharges to land, and water and the generation, handling, storage, transportation, treatment and disposal of non-hazardous and hazardous waste in various federal, state, local and foreign jurisdictions, including EMEA and Asia. We are also subject to other federal, state, local and foreign laws and regulations regarding health and safety matters. Below is a summary of certain of these regulations.

Environmental

We operate in a number of domestic and foreign jurisdictions and are subject to various types of governmental regulation relating to the protection of the environment. Such regulation comes in the form of federal, state, local and foreign laws and regulations concerning such issues as the handling, storage and transportation of chemicals, release of pollutants into the air, soil and water, disposal of hazardous and non-hazardous wastes, remediation of contaminated sites, protection of workers from exposure to hazardous substances and the public disclosure of information regarding environmental hazards. Some aspects of our businesses also require us to maintain various environmental permits and licenses. We believe that we are in substantial compliance with all applicable environmental laws, regulations and permits, however, environmental compliance costs in the form of regulatory compliance, remediation obligations, capital improvements, operating expenses and/or limitations on operations can be substantial.

Many of the environmental laws and regulations affecting our operations are focused on preventing and remediating impacts to air, soil or groundwater resulting from the release of regulated materials. Past operations at some of our facilities have resulted in the contamination of soil and groundwater, some of which require remediation. Under the purchase agreement related to the acquisition of the Distribution Business, Ashland retained liability for known remediation obligations related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and all other environmental remediation liabilities arising prior to the closing date of the Ashland Distribution Acquisition for which Ashland receives notice prior to the fifth anniversary of such closing date. Ashland agreed to indemnify us for any losses associated with these liabilities, subject to certain limitations. Ashland will not indemnify us, however, for any environmental conditions arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition. We may also discover new or previously unknown contamination for which we may not be indemnified by Ashland. In those cases, and in situations where Ashland does not fulfill its indemnification obligations to us, we may be responsible for substantial remediation costs at or associated with our facilities. See also "Item 3. Legal Proceedings."

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

Resource Conservation and Recovery Act

The federal Resource Conservation and Recovery Act ("RCRA") and analogous state laws regulate the generation, transportation, treatment, storage and disposal of hazardous waste. RCRA also establishes the regulatory framework for the management of certain non-hazardous wastes. RCRA requires owners and operators of hazardous waste treatment, storage and disposal facilities to obtain a RCRA permit. These permits may include both remedial action and operational conditions. RCRA requires owners and operators of regulated facilities to investigate and remediate hazardous waste releases and to demonstrate compliance with financial assurance requirements. The financial assurance requirements are designed to ensure that adequate financial resources exist to respond to any releases of hazardous wastes at a permitted site and perform any necessary corrective action and permanent site closure activities. Several of our facilities are subject to RCRA permits and some are undergoing corrective action to address releases of regulated materials as required under their permits. While we were required to assume responsibility for corrective action at a few sites in connection with the transfer of the business from Ashland to us, Ashland agreed to continue to perform the ongoing corrective actions until they are completed and to indemnify us for any costs necessary to complete these actions. However, we retain responsibility for any RCRA violations resulting from of our operations. For example, during fiscal year 2013, our facility in Garland, Texas was inspected by representatives of the United States Environmental Protection Agency ("EPA") who advised us that certain operations at the facility not affected by the fire were in violation of hazardous waste labeling, storage and training requirements imposed under the Garland facility RCRA permit. We entered into negotiations with the EPA which resulted in a Consent Agreement and Final Order ("CAFO") that included the payment of a $0.4 million fine and certain changes in facility operations. The CAFO constituted final resolution of this matter and did not have a material adverse effect on our results of operations.

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

Clean Water Act

The EPA regulates discharges of pollutants into waters of the United States through the federal Clean Water Act ("CWA"). Pursuant to the CWA, the EPA establishes wastewater standards and water quality standards for contaminants discharged into surface waters such as streams, rivers and lakes. The discharge of any regulated pollutant from point sources (such as pipes and manmade ditches) into waters of the United States is prohibited without a state or federally issued discharge permit. Several of our facilities are currently subject to and must comply with CWA permit limitations on the discharge of industrial wastewater and stormwater.

Toxic Substances Control Act

The Toxic Substances Control Act ("TSCA") authorizes the EPA to require chemical manufacturers, importers, and exporters to comply with reporting, record keeping, testing, and other requirements relating to chemical substances or mixtures. TSCA is primarily designed to ensure that certain chemicals do not pose an unreasonable risk to human health or the environment. The TSCA Chemical Substances Inventory, which is maintained by the EPA, lists approximately 85,000 covered chemical substances. Before a chemical substance can enter interstate commerce (either through manufacture or importation), the EPA must review and approve the substance’s pre-manufacture notice. As part of that review process, the EPA may identify conditions—up to and including a ban on production—limiting the use of a chemical substance before it enters commerce. TSCA also requires the testing of chemicals by manufacturers, importers, and processors, and requires those importing or exporting chemicals to comply with certification reporting and recordkeeping requirements. TSCA also requires that any chemical distributor having information reasonably suggesting a substantial risk of injury to health or the environment must notify the EPA immediately. In addition, when we import chemicals into the United States or export chemicals out of the United States, we must comply with TSCA’s import certification and export notice requirements. We must also comply with TSCA’s various recordkeeping requirements.

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

The majority of our logistics services, including transport of hazardous materials, involve highway transportation. The Transportation Security Administration requires any driver seeking to obtain, renew, or transfer a hazardous materials endorsement on a state-issued commercial driver’s license to undergo a security threat assessment. Additionally, under the Transportation Worker Identification Credential program, workers, including truckers, requiring unescorted access to maritime facilities must be issued tamper-resistant biometric credentials to access such facilities.

Like environmental regulations, the regulations governing the transportation of hazardous materials are often subject to modification. For example, PHMSA recently issued a notice of proposed rulemaking that would remove the packaging group II designation for certain organic peroxides, self-reactive substances and explosives, and would revise the requirements for the packing of nitric acid and for the testing of pressure relief devices on cargo tanks.  Hazardous Materials: Miscellaneous Amendments (RRR), 80 Fed. Reg. 3787 (Jan. 23, 2015). In addition, the Federal Railroad Administration recently issued a notice of proposed rulemaking to strengthen regulations regarding security and control over rail cars that transport certain classes of flammable, combustible, or explosive liquids and gases. Compliance with new regulations on the transportation of hazardous materials could adversely affect our business by raising our compliance and operational costs.

Occupational Safety and Health Regulations

We are subject to the Occupational Safety and Health Act of 1970 ("the OSH Act"), which addresses safety and health in workplace environments. In addition to the OSH Act, we are subject to applicable state occupational safety and health regulations as well as the safety and health rules of applicable jurisdictions outside of the U.S.

The OSH Act is administered by the Occupational Safety and Health Administration ("OSHA") which has established maximum workplace chemical exposure levels. Manufacturers and distributors of chemicals must employ a hazard communication program utilizing labels and other forms of warnings, as well as safety data sheets ("SDSs"), setting forth safety and hazardous materials information to employees and customers. OSHA’s Hazard Communication Standard covers both physical hazards (such as flammability or the potential for explosions) and health hazards. Employers are required to provide a certain level of training to ensure that relevant employees are equipped to properly handle chemicals. OSHA has modified its Hazard Communication Standard to make it consistent with the United Nation’s Globally Harmonized System of Classification and Labeling of Chemicals. The new standards include more specific requirements for hazard classification, as well as standardized label components that provide consistent information and definitions for hazardous chemicals and a standard approach to conveying information on SDSs. OSHA requires companies to comply with most provisions of the revised Hazard Communication Standard by June 1, 2015, and a phase-in period is currently underway during which companies can choose to comply with either the existing or the revised Hazard Communication Standard. Our Chemicals line of business already completed its transition to the revised Hazard Communication Standard in the U.S. and we plan to continue a phased transition to the revised Hazard Communication Standard for our Canadian chemicals operations and our Plastics line of business. However, the Hazard Communication Standard remains subject to periodic updates and revisions, and those changes, as well as other regulatory initiatives in occupational health and safety, could result in increased operation and compliance costs.

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

We believe that we are in compliance in all material respects with federal, state, and local regulations relating to the manufacture, sale, distribution, import and export of our products. We have automated systems, processes and procedures in place to support compliance with these regulations, and because we have these automated systems, processes and procedures in place, we believe we conduct our global business in compliance in all material respects with applicable statutes and regulations as promulgated in the countries into which we sell our products. Although we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to conduct our business.

Intellectual Property

We are not substantially dependent upon patents, trademarks or licenses.

Insurance

Our operations are subject to significant hazards and risks inherent in the transportation, storage and disposal of chemicals and other potentially hazardous materials. We seek to mitigate these risks with effective industry-specific risk management techniques that include continuing and improving upon current loss prevention, claims management and training programs as well as a comprehensive insurance program. We have insurance coverage at levels that we consider adequate for our worldwide facilities and activities. Our insurance policies cover, among others, the following categories of risk: property damage and business interruption; marine cargo throughput, product and general liability; environmental liability; directors’ and officers’ liability; fraud and crime/theft.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. Although it is not possible to identify all of the risks we encounter, we have identified the following significant risk factors that could materially adversely affect our business, financial condition, cash flows or results of operations.

Risks Related to Our Commercial Operations

We face competition from other companies, which places downward pressure on prices and profitability.

We operate in highly competitive markets and compete against a large number of domestic and foreign companies. Competitiveness is based on several key criteria, including product performance and quality, product price, product availability, product handling and storage capabilities, the ability to understand customer product development processes and respond to their needs, delivery capabilities and customer service, including technical support. In addition, competitors’ pricing decisions could compel us to decrease our prices, which could negatively affect our profitability. Furthermore, producers sometimes elect to distribute their products directly to end-user customers, rather than rely on third-party distributors like us. While we do not believe that our results depend materially on access to any individual producer’s products, a significant increase in the number of suppliers electing to serve customers directly could result in less revenue and gross profit for us either due to competitive pressure from suppliers or products becoming unavailable to us or both.

Certain competitors are significantly larger than we are and may have greater financial resources. As a result, these competitors may be better able to withstand changes in market and industry conditions, including changes in the prices of raw materials and general economic conditions.

The prices of the products we purchase and sell are volatile.

Rising or otherwise volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our profitability. Also, costs associated with the distribution of our products fluctuate in accordance with fuel and other transport-related costs. Our ability to pass on increases in our costs to our customers is dependent upon market conditions, such as the presence of competitors in particular geographic and product markets and of the prevailing pricing mechanisms in customer contracts.

Many of our products are commodities or include significant commodity content; however, we have no control over the changing market value of the commodities. For example, excess supplies or changes in demand of crude oil-based and/or natural gas-based feedstocks may cause base commodity chemical product prices to fall. This could subsequently result in a drop in prices for propylene and ethylene-based plastics product prices to fall. We also typically maintain significant inventories of the products we sell in order to meet our customers’ service level requirements. Declining prices, particularly rapid declines like those that occurred at times during fiscal year 2015, typically cause customers to reduce inventories and wait for lower prices in anticipation of continued falling prices. Additionally, rapidly declining prices can cause our inventory value to be higher than market and subject us to impairment charges. As a result of these factors, we are subject to price risk with respect to our product inventories. We use an ERP system to forecast customer demand based on historical practices and collaborate with customers to enhance the accuracy of these forecasts; however, significant unanticipated changes in market conditions can affect future product demand, which could materially and adversely affect the value of our inventory. If we overestimate demand and purchase too much of a particular product when customers are reducing/minimizing their purchases, we face a risk that the price of that product will fall, leaving us with inventory that we cannot profitably sell. As a result, our sales volumes and gross profit may decline.

If we underestimate demand and do not purchase sufficient quantities of a particular product and prices of that product rise, we could be forced to purchase that product at a high price in order to satisfy customer demand for that product, but we may not be able to increase pricing to our customers resulting in reduced profitability. In addition, if our forecasts are below actual market demand, or if market demand increases significantly beyond our forecasts, then we may not be able to satisfy customer product needs, which may cause our customers to purchase their product needs from our competitors and could result in a loss of market share.

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

Many of our contracts with suppliers and customers are terminable upon notice.

Our revenue stream is variable because it is primarily generated as customers place orders and customers may change their requirements or cancel their orders. We generally enter into framework agreements with customers and suppliers that set out volume and other performance expectations over the term of the contract, but purchases and sales of products are usually made by placing individual purchase orders based on customer demand or forecasts. Since many of our contracts with both suppliers and customers do not include firm obligations to buy or sell products or are otherwise terminable upon notice, we might in certain instances be unable to meet our customers’ orders, which could harm our business relationships and reputation and result in reduced profitability. In circumstances where customers terminate contracts or cancel orders, we may be unable to find alternative buyers for the materials we purchased and may be forced to hold such materials in inventory. Our gross profit could be negatively affected if suppliers or customers renegotiate contractual terms to our disadvantage. Additionally, while some of our relationships for the distribution and sale of specialty chemicals have exclusivity or preference provisions, we may be unable to enforce these provisions effectively for legal or business reasons.

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

Our business depends on access to adequate supplies of the products that our customers purchase from us. From time to time, we may be unable to access adequate quantities of certain products because of supply disruptions due to natural disasters, extreme weather, industrial accidents, scheduled and unscheduled production outages, high demand leading to allocation, port closures and other transportation disruptions and other circumstances beyond our control. These types of events could negatively affect our results of operations.

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

If for any reason we experience widespread, systemic difficulties in filling our customers’ orders, we face the risk of customer dissatisfaction, possible loss of customers, damage to our reputation, or paying a supplier a higher price in order to obtain the needed products on short notice, any of which could result in loss of revenues and lower profitability.

We are exposed to fluctuations in foreign exchange rates.

A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries, exposing us to currency transaction risk.  Additionally, because we report our consolidated results in U.S. dollars, the results of operations and the financial position of our local international operations, which are generally reported in the relevant local currencies, are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk.  Consequently, any change in exchange rates between our foreign operations’ functional currencies and the U.S. dollar will affect our consolidated statements of operations and balance sheets when the results of those operating companies are translated into U.S. dollars for reporting purposes. For example, during fiscal year 2015, our most significant currency exposures were to the Euro, the CAD and the RMB. Our results of operations were negatively impacted due to this exposure. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." The exchange rates between these and other foreign currencies and the U.S. dollar may fluctuate substantially, and these fluctuations may have an adverse effect on our results of operations in future periods.

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

Although we maintain a significant portfolio of owned and leased transportation assets in North America, including trucks, tankers, railcars, barges and trailers, we also rely on transportation provided by third parties, such as common carriers, to deliver products to our customers. Common carriers account for 37.3% of deliveries from our North American warehouses. In addition, in EMEA and Asia, we operated almost exclusively through third-party operated warehouses for the fiscal year ended September 30, 2015. Our access to third-party transportation and storage is not guaranteed, and we may be unable to transport or store products at economically attractive rates or at all in certain circumstances, particularly in cases of adverse market conditions, such as shortages in transportation or storage capacity or disruptions to transportation infrastructure. We could also be subject to increased costs associated with transportation and storage that we may not always be able to recover from our customers, including fluctuating fuel prices, labor shortages and unexpected increases in the charges imposed by common carriers and other third parties involved in transportation. Strikes or other service interruptions by third-party transporters could also cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis. Any condition which results in our inability to store and deliver products to our customers for a prolonged period of time or our failure to deliver products in a timely manner, could harm our business relationships, reputation and brand and render portions of our business unprofitable.

We rely on the proper functioning of our computer and data processing systems, and a large-scale malfunction could result in disruptions to our business.

We use an integrated ERP system to manage complexity across our supply chain by processing transactions and financial data in real-time, including ordering, purchasing, inventory management and delivery information. The proper functioning of our ERP platform and related IT systems is critical to the successful operation of our business and the implementation of our business strategies. Computer and data processing systems are susceptible to malfunctions and disruptions, including due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems. We cannot guarantee that we will not experience any malfunctions or disruptions in the future. A significant or large-scale malfunction or interruption of our computer or data processing systems could adversely affect our ability to keep our operations running effectively, including our ability to process orders, properly forecast customer demand, receive and ship products, maintain inventories, collect account receivables and pay expenses, which could materially adversely affect our business, financial condition, cash flows or results of operations.

We may be unable to identify, purchase or integrate desirable acquisition targets. Future acquisitions may not be successful and we may not realize the anticipated cost savings, revenue enhancements or other synergies from such acquisition.

We plan to investigate and acquire strategic businesses with the potential to be accretive to earnings, increase our market penetration, strengthen our market position or enhance our existing product offerings. There can be no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future. A failure to identify and acquire desirable acquisition targets may slow our growth.

Additionally, if we were to undertake a substantial acquisition, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or through other arrangements. There can be no assurance that the necessary acquisition financing would be available to us on acceptable terms if and when required.

There also can be no assurance that any already completed acquisitions will be successful. We could have difficulty integrating the operations, systems, management and other personnel, technology and internal controls of a new acquisition with our own. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Matters related to integration may also delay and/or jeopardize strategic initiatives in place to enhance profitability. We may also experience an adverse impact on our operations and revenues if acquisition or integration activities disrupt key customer and supplier relationships or if we fail to retain, motivate and integrate key management and other employees of acquired businesses. Even if we are able to integrate successfully, we may not be able to realize the potential cost savings, synergies and revenue enhancements that were anticipated from any acquisition, either in the amount or within the time frame that we expected, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expected. Furthermore, the entities that we acquire in the future may not maintain effective systems of internal controls, or we may encounter difficulties integrating our system of internal controls with those of acquired entities, which could prevent us from meeting our reporting obligations.

In connection with any acquisitions, we may acquire liabilities that may not adequately be covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty. As a result, we may be responsible for significant out-of-pocket expenditures and these liabilities, if they materialize, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our success depends on our ability to attract and retain key employees. If we lose the service of these key employees or are unable to attract new key employees, our business could be adversely affected.

We may have difficulty locating, hiring and retaining qualified and experienced employees, including managerial, sales, sourcing and technical support personnel. This could have an adverse effect on our ability to operate and grow our business. Additionally, the loss of employees who manage key customer and supplier relationships or key products could negatively affect our ability to sell and support our business effectively, which could negatively impact our results of operations. This could be particularly true in certain foreign jurisdictions or with recent acquisitions where legacy relationships are important to the viability of our business.

We may fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, and disputes with our labor unions may arise or our unionized employees may engage in a strike or other work stoppage.

As of September 30, 2015, approximately 148 of our 2,000 employees in the United States were represented by unions in six locations and seven separate bargaining units. Five of the local unions are affiliated with the International Brotherhood of Teamsters and two are affiliated with the United Steelworkers. We have been unable to finalize a collective bargaining agreement with one of the seven local unions following the Ashland Distribution Acquisition.

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board ("NLRB"), alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and on June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. The matter is now before the NLRB for consideration. We have reached a settlement with one of the unions resulting in a collective bargaining agreement that resulted in dismissal of the case with respect to that local union. In the event the remaining case continues, we intend to vigorously challenge the allegations; however, no assurances can be given as to its outcome or that we will be able to finalize a collective bargaining agreement at all or on favorable terms. In addition, to the extent our other collective bargaining agreements have expired and have not been replaced, it is possible that the local unions, without no-strike clauses in place, may engage in work stoppages.

If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise or if our unionized workers engage in a strike or other work stoppage, we could incur higher operation and labor costs or experience a significant disruption of operations.

Our employees in EMEA are represented by works councils or other labor organizations appointed pursuant to local law consisting of employee representatives who have rights to negotiate working terms and to receive notice of significant actions. These arrangements grant protections to employees and subject us to employment terms that are similar to collective bargaining agreements which may limit operational flexibility and increase operational expenses and labor costs.

Our balance sheet includes significant intangible assets, which could become impaired.

At September 30, 2015, our intangible assets totaled $485.1 million, including $373.7 million in goodwill resulting from the Ashland Distribution Acquisition in April 2011, the acquisition of Beijing Plaschem in November 2012, the CSD Acquisition in December 2013 and the Archway Acquisition in April 2014. We may also recognize additional goodwill and intangible assets in connection with future business acquisitions. Under U.S. GAAP, we are required to evaluate goodwill for impairment at least annually. Although we have not had an impairment on these intangible assets, we cannot guarantee that no material impairment will occur, particularly in the event of a substantial deterioration in our future profitability prospects, either in our business as a whole or in a particular segment. If we determine that the carrying value of our long-lived assets, goodwill or intangible assets is less than their fair value, we may be required to record impairment charges in the future which may significantly impact our profitability. The determination of fair value is highly subjective and can produce significantly different results based on the assumptions used and methodologies employed.
Our substantial international operations subject us to risks of doing business in foreign countries.

For the fiscal year ended September 30, 2015, we sold products to customers located in over 80 different countries and generated 23.3% of total sales outside the United States. These sales may represent an even larger portion of our net sales in the future. Also, we currently operate through approximately 75 third party warehouses located outside the United States, including third party warehouses in China. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions.

Legal and political risks are inherent in the operation of a company with our global scope. For example, it may be more difficult for us to enforce our agreements or collect receivables through foreign legal systems. In addition, the global nature of our business presents difficulties in hiring and maintaining a workforce in some countries and managing and administering an internationally dispersed business. In particular, the management of our personnel across several countries can present logistical challenges, including difficulties related to operating under different business cultures and languages.

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

We have significant operations in China and the laws and regulations applicable to our operations there are sometimes vague and uncertain. Any changes in such laws and regulations could materially adversely affect our business, financial condition, operating results and cash flows.

For the fiscal year ended September 30, 2015, Nexeo Plaschem’s operations contributed, in aggregate across all lines of business, $170.9 million in revenue. China’s legal system is a civil law system based on written statutes, where decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of China’s laws and regulations, including among others, the laws and regulations governing the conduct of business in China, or the enforcement and performance of arrangements with customers and suppliers in the event of death, bankruptcy or the imposition of statutory liens or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because the laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation or enforcement of existing or new laws or regulations may have on our business in China. If the relevant authorities find that we are in violation of China’s laws or regulations, they would have broad discretion in dealing with such a violation, including levying fines or requiring that we discontinue any portion or all of our business in China.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect our business in China. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect China’s government’s ability to continue to support and pursue the promulgation of new laws and changes to existing laws, as described above. Such a shift in leadership, social or political disruption or unforeseen circumstances could have a material adverse effect on our business and prospects.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

We are required to comply with Section 404 of the Sarbanes Oxley Act, which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increased our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act. Section 404 of the Sarbanes-Oxley Act also requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting and/or we may encounter difficulties in implementing or improving our internal controls, which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and may also result in delayed filings with the Securities and Exchange Commission.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to our facilities, threats from disgruntled employees and terrorist acts. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from expenses related to remediation actions, loss of business or potential liability.

Attempts to expand our distribution services into new geographic markets may not achieve profitability for a period of time or at all.

We plan to expand our distribution services into new geographic markets, which will require us to make capital investments to extend and develop our distribution infrastructure. If we do not successfully add new distribution centers and routes, if we experience unanticipated costs or delays or if we experience competition in such markets that is greater than we expect, we may not achieve profitability in new regions for a period of time or at all.

Consolidation of our competitors in the markets in which we operate could place us at a competitive disadvantage and reduce our profitability.

We operate in an industry which is highly fragmented on a global scale, but in which there has been a trend toward consolidation in recent years. Consolidation of our competitors may jeopardize the strength of our position in one or more of the markets in which we operate and any advantages we currently have due to the comparative scale of our operations. Losing some of those advantages could adversely affect our business, financial condition, cash flows and results of operations, as well as our growth potential.

Risks Related to Regulations, Litigation and Insurance

Our business is subject to many operational risks that can result in injury or loss of life, environmental damage, exposure to hazardous materials, and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. Our insurance policies may not cover all losses, costs or liabilities that we may experience.

The operations in our Chemicals and Environmental Services lines of business, as well as our Composites line of business in the past, inherently involve the risk that chemical or composite products or hazardous substances could be released into the environment from our facilities or equipment, either through spills or other accidents. Many of the chemical and composites products we handle, or have handled in the past, are potentially dangerous, and could present the risk of fires, explosions, exposure to hazardous materials and other hazards that could cause property damage or personal injury. Responding to the occurrence of any such incidents could cause us to incur potentially material expenditures related to response actions, government penalties, natural resource damages, business interruption and third-party injury or property damage claims.

While we utilize extensive safety procedures and protocols in the operation of our businesses, there are risks inherent to the chemical distribution and environmental services industries. These relate primarily to the storage, handling, transportation and disposal of chemicals and other hazardous substances, which are subject to operational hazards and unforeseen interruptions caused by events beyond our control. These risks include, but are not limited to, accidents, explosions, fires, breakdowns in equipment or processes, acts of terrorism and severe weather. These events can result in injury or loss of life, environmental damage, exposure to hazardous materials and other events that could potentially lead to the interruption of our business operations and/or the incurrence of significant costs. In addition, the handling of chemicals has the potential for serious impacts on human health and the environment from such events as chemical spills, exposures and unintentional discharges or releases of toxic or hazardous substances or gases.

Although we cover our operational risks with insurance policies in certain instances and to the extent our management deems appropriate, these policies are subject to customary exclusions, deductibles and coverage limits that we believe are in accordance with industry standards and practices. We are not insured against all risks, however, and we cannot guarantee that we will not incur losses beyond the policy limits or outside the coverage of our insurance policies. Moreover, from time to time, various types of insurance for companies involved in chemical distribution and environmental services have not been available on commercially acceptable terms or, in some cases, available at all. There can be no assurance that we will be able to maintain adequate insurance coverage in the future, that premiums, which have increased significantly in the last several years, will not continue to increase in the future, or that we will not be subject to liabilities in excess of available insurance.

Accidents, environmental damage, misuse of our products, adverse health effects or other harm related to hazardous materials that we carry or store could result in damage to our reputation and substantial remediation obligations.

Our business depends to a significant extent on our customers’ and suppliers’ trust in our reputation for quality, safety, reliability and environmental responsibility. Actual or alleged instances of safety deficiencies, inferior product quality, exposure to hazardous materials resulting in illness, injury or other harm to persons or property, environmental damage caused by us or our products, as well as misuse or misappropriation of our products, such as for terrorist activities or in the processing of illegal drugs, could damage our reputation and result in the loss of customers or suppliers. There can be no assurance that we will not incur such problems in the course of our operations. Also, there may be safety, personal injury or other environmental risk related to our products which are not known today. Any of the foregoing events, outcomes or allegations could also subject us to legal claims, and we could incur substantial legal fees and other costs in defending such legal claims.

Accidents or other incidents alleged to have taken place at our facilities, while a product is in transit, in a product’s end use application or otherwise involving our personnel or operations could also expose us to substantial liabilities and have a material adverse effect on our business, financial condition, cash flows and results of operations. Because many of the products we handle are potentially dangerous, we face the ongoing risk of explosions, fires, unintended releases and other hazards that may cause property damage, physical injury, illness or death. As an example, on November 16, 2012, our facility in Garland, Texas experienced a fire, which primarily affected the bulk loading rack terminal, an adjacent warehouse and certain storage tanks that service our Chemicals line of business. As a result of this event, we temporarily operated out of other facilities and incurred certain additional costs.

There can be no assurance that these types of events will not occur again in the future. If these events occur, whether through our own fault, the fault of a third party, pre-existing conditions at our facilities or among our fleet, natural disaster or other event outside our control, our reputation could be significantly damaged. We could also become responsible, through the application of environmental or other laws or by court order, for substantial monetary damages, costly investigation or remediation obligations and various fines or penalties, which may include liabilities arising from third-party lawsuits or environmental clean-up obligations. The amount of any costs we may incur under such circumstances could substantially exceed any insurance we have to cover those losses.

Our business exposes us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.

We are a distributor of products that third-party manufacturers produce. We also sell a limited number of products directly to retail stores. Accordingly, our business involves an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. A product liability claim or judgment against us could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management’s attention from other responsibilities. We generally extend to our customers the warranties provided to us by our suppliers and, accordingly, the majority of our warranty obligations to customers are intended to be covered by corresponding supplier warranties. However, there can be no assurance that our suppliers will continue to provide such warranties to us in the future, that warranty obligations to our customers will be covered by corresponding warranties from our suppliers or that our suppliers will be able to financially provide protection. Although we maintain liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We may incur significant costs and liabilities in the future resulting from new or existing environmental or safety laws or regulations or an accidental release of wastes or other materials into the environment.

Our Chemicals line of business, as well as our Composites line of business in the past, involve the storage and distribution of various chemicals, solvents, additives, resins and catalysts to various end markets. Our Environmental Services line of business involves the collection, recovery, recycling and disposal of hazardous and non-hazardous materials. All of these lines of business, and to a lesser extent our Plastics line of business, are subject to increasingly stringent federal, state, local and foreign laws and regulations associated with protection of the environment. These laws and regulations govern such matters as the handling, storage and transportation of chemicals and composites, releases of pollutants into the air, soil, and water disposal of hazardous and non-hazardous wastes, remediation of contaminated sites, protection of workers from exposure to hazardous substances, and public disclosure of information regarding environmental and safety hazards. Our failure to comply with any environmental and safety laws or regulations could result in the assessment of administrative, civil or criminal penalties the imposition of investigatory or remediation liabilities and the issuance of injunctive relief, which could subject us to additional operational costs and constraints. Each of these outcomes could have an adverse effect on our business, financial condition, cash flows or results of operations.

Environmental and safety laws and regulations are subject to frequent modification, and recent trends indicate a movement towards increasingly stringent environmental and safety requirements. As a result, we may be required to make substantial expenditures to comply with future environmental and safety laws and regulations, and such expenditures could have an adverse effect on our business, financial condition, cash flows or results of operations. For example, the EPA has undertaken efforts to increase its regulation of toxic substances under TSCA. New or increased governmental restrictions on the transportation, use or disposal of certain chemicals, both domestically and abroad, could also reduce demand for our products, adversely affecting our operations.

We are relying upon the creditworthiness of Ashland, which is indemnifying us for certain liabilities associated with the Distribution Business. To the extent Ashland is unable (or unwilling) to satisfy its obligations to us, we may have no recourse under the purchase agreement and will bear the risk of the liabilities associated with the Distribution Business.

Under the purchase agreement for the Ashland Distribution Acquisition, Ashland has agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Ashland’s representations, warranties, covenants or agreements contained in the purchase agreement or any retained liability of Ashland. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are generally limited by an individual claim threshold of $0.2 million, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Subject to the limitations described below, Ashland has also agreed to retain all known environmental liabilities ("Retained Specified Remediation Liabilities") and all other environmental remediation liabilities arising prior to the closing date of the Ashland Distribution Acquisition for which Ashland receives notice prior to the fifth anniversary of the closing date of the Ashland Distribution Acquisition ("Other Retained Remediation Liabilities") (collectively, "Retained Remediation Liabilities"). The purchase agreement also provides that Ashland retains all litigation liabilities arising prior to the closing date of the Ashland Distribution Acquisition of which Ashland receives notice prior to the fifth anniversary of the closing date of the Ashland Distribution Acquisition ("Retained Litigation Liabilities").

Ashland’s indemnification obligations for any Other Retained Remediation Liabilities incurred by us are subject to an individual claim threshold of $0.2 million and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities (in each case other than any such liabilities relating to off-site locations) is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from or relating to the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) or any Retained Specified Remediation Liabilities, Other Retained Remediation Liabilities or Retained Litigation Liabilities are subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligations under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) are subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

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

In the purchase agreement for the Ashland Distribution Acquisition, Ashland agreed to retain all known environmental remediation liabilities and all other environmental liabilities arising prior to the closing date of March 31, 2011 of which Ashland received written notice prior to the fifth anniversary of such closing date. Because Ashland agreed to indemnify us for Retained Specified Remediation Liabilities and Other Retained Remediation Liabilities (as such terms are defined herein), we do not currently have any environmental or remediation reserves associated with these specific liabilities; however, if we were to incur expenses related to the Other Retained Remediation Liabilities, we would be responsible for the first $5.0 million in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland. In addition, if any Retained Specified Remediation Liability ultimately exceeds the liability ceilings described above, we would be responsible for such excess amounts. In either of these scenarios, we would be required to take an appropriate environmental or remediation reserve. We evaluate on a regular basis the need to establish such reserves and may incur significant remediation liabilities in the future.

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

We are subject to the risk of litigation, other legal claims and proceedings and regulatory enforcement actions in the ordinary course of our business. The outcomes of these proceedings cannot be predicted with certainty. In addition, we cannot guarantee that the results of current and future legal proceedings will not materially harm our business, reputation or brand, nor can we guarantee that we will not incur losses in connection with current or future legal proceedings that exceed any provisions we may have set aside in respect of such proceedings. Many of the products we sell can cause liabilities to arise many years after their sale and use. Insurance purchased at the time of sale may not be available when costs arise in the future, and suppliers may no longer be available to provide indemnification. There can be no assurance that we will not incur legal or regulatory cost that could result in a material impact on our business, financial condition, cash flows or results of operations in the future.

We may be subject to personal injury claims related to exposure to hazardous materials and asbestos.

Our Chemicals and Environmental Services lines of business involve the storage, transportation and handling of hazardous materials, including chemicals and wastes. The nature of these operations could subject us to personal injury claims from individuals or classes of individuals related to exposure to such materials. We may also be subject to personal injury claims related to exposure to asbestos. Although we do not manufacture or distribute any products containing asbestos, asbestos-containing building materials have been identified at some of our facilities; these materials could present an exposure risk if improperly handled. Under our purchase agreement with Ashland, Ashland has retained liability for all personal injury claims related to its ownership and operation of the transferred assets before the closing date of the Ashland Distribution Acquisition and will indemnify us for any losses associated with these liabilities, subject to some limitations. Ashland will not indemnify us, however, for any personal injury claims arising from our own ownership and operation of the transferred assets after the closing date of the Ashland Distribution Acquisition, nor will Ashland indemnify us for any claims related to the removal or abatement of asbestos-containing materials. There can be no assurance that we will not incur any of these claims that could result in a material impact on our business, financial condition, cash flows or results of operations in the future.

Our international sales and operations require access to international markets and are subject to applicable laws relating to trade, export and import controls and economic sanctions, the violation of which could adversely affect our operations.

We must comply with foreign laws relating to trade, export and import controls and economic sanctions. We may not be aware of all of such laws for the markets in which we do business, which subjects us to the risk of potential violations. Non-compliance could result in the loss of authorizations and licenses to conduct business in these countries or civil or criminal penalties. We must also comply with all applicable export and import laws and regulations of the United States and other countries. Such laws and regulations include, but are not limited to, the Export Administration Act, the Export Administration Regulations, the Arms Export Control Act and the International Traffic in Arms Regulations. The applicability of such laws and regulations generally is limited to "U.S. persons" (i.e., U.S. companies organized or registered to do business in the U.S. and to U.S. citizens, U.S. lawful permanent residents and other protected classes of individuals). However, these laws and regulations have certain extraterritorial effect in some instances, particularly with respect to the reexport of U.S.-origin equipment. We must comply with U.S. sanctions laws and regulations, which are primarily administered by the U.S. Department of Treasury’s Office of Foreign Asset Controls, as well as other U.S. government agencies. Transactions involving sanctioned countries, entities and persons are prohibited without U.S. government authorization (which will rarely be granted). The applicability of such sanctions laws and regulations generally is limited to U.S. persons. However, these sanctions laws and regulations have certain extraterritorial effect in some instances, particularly with respect to the reexport of U.S.-origin equipment. Moreover, U.S. sanctions against Cuba are specifically designed to cover foreign companies owned and controlled by U.S. companies and certain U.S. sanctions against Iran are designed to target foreign companies.

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

The U.S. Foreign Corrupt Practices Act ("FCPA") generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We currently take precautions to comply with this law. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under the FCPA even though we may have limited or no ability to control such persons. Additionally, we have operations in certain countries, including Mexico, Russia and China, where strict compliance with the FCPA may conflict with local customs and practices. There can be no assurance that we will not be subject to penalties that might materially impact our business, financial condition, cash flows or results of operations in the future. Our competitors include foreign entities not subject to the FCPA, and hence we may be at a competitive disadvantage.

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

Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. There can be no assurance that our business will generate sufficient cash flows from operating activities or that future sources of capital will be available to us in an amount sufficient to permit us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flows to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. The Credit Facilities, the senior subordinated notes indenture dated March 9, 2011 and the supplemental indenture dated March 31, 2011 (collectively, the "Indenture") restrict our ability to dispose of assets and our use of any of the proceeds. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Notes.

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

Despite our current level of indebtedness, we may incur substantially more debt in the future, which could further exacerbate the risks described above. At September 30, 2015, we had $939.5 million of principal amount of debt outstanding. In addition, we have $321.4 million of borrowings available under the ABL Facility, and under the terms of the Credit Facilities, and subject to our continued compliance with specified financial ratios, we have the option:

•	under the ABL Facility, to raise up to $220.0 million of incremental or increased revolving credit commitments; and

•	under the Term Loan Facility, to raise incremental term loans.

If borrowed, these incremental commitments and loans would be senior secured indebtedness. Furthermore, we and our subsidiary guarantors are permitted to incur additional unsecured debt under the terms of the credit agreements governing the Credit Facilities, subject to borrowing base availability, and the Indenture, subject to certain leverage limitations, which in each case could intensify the related risks that we and our subsidiaries now face. The subsidiaries that guarantee the Notes are also Guarantors under our Credit Facilities.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations under our indebtedness.

At September 30, 2015 we had $939.5 million of principal amount of debt outstanding, a portion of which is secured by inventory and accounts receivable totaling $643.8 million at September 30, 2015. In addition, at September 30, 2015, we had available capacity of $321.4 million under our ABL Facility for additional borrowings. Our substantial indebtedness could have important consequences with respect to our business, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions and limiting our ability to adjust rapidly to changing market conditions;

•
requiring us to dedicate a substantial portion of our cash flows from operations to pay principal and interest on our debt, which would reduce the availability of cash to fund working capital, capital expenditures, acquisitions or other future business opportunities that affect the execution of our growth strategy;

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

Our debt currently has a non-investment grade rating, which could be lowered or withdrawn entirely by a rating agency based solely on that rating agency’s judgment. Real or anticipated changes in our credit ratings will generally affect the market value of the Notes and the Term Loan Facility. Any downgrade by a rating agency could result in higher borrowing costs and likely would make it more difficult for us to obtain additional debt financing. If any credit rating initially assigned to the Notes or the Term Loan Facility is subsequently lowered or withdrawn for any reason, our debt holders may not be able to resell their holdings without a substantial discount.

Our hedging activities do not eliminate our exposure to interest rate risks and may reduce our cash flow and subject our earnings to increased volatility.

We are subject to interest rate risk in connection with borrowings under the Credit Facilities, which bear interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under these facilities, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. We use derivative financial instruments to reduce our sensitivity to interest rates; however, we have hedged only $200.0 million of the $647.2 million variable-rate debt outstanding under our Term Loan Facility as of September 30, 2015. We continue to have direct interest rate risk with respect to the unhedged portion of debt outstanding under our Term Loan Facility and to all outstanding borrowings under our ABL Facility. A significant increase in prevailing interest rates, which results in a substantial increase in the interest rates applicable to our interest expense with respect to unhedged portions of our variable rate indebtedness, could have an adverse effect on our financial condition and results of operations.

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

In April and November 2011, two local unions each filed an unfair labor practice charge against us with the National Labor Relations Board ("NLRB"), alleging that we should be considered a successor of Ashland and, as such, we were obligated to bargain to agreement or impasse with the unions before changing the employment terms that were in effect before commencing operations, including continuing to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. In November 2011, the NLRB filed a complaint against us with respect to both cases, and a consolidated hearing was held before an administrative law judge in April and May of 2012. On June 28, 2012, the NLRB administrative law judge found substantially in our favor, holding that we were not obligated to continue to cover employees in the multi-employer pension plans. The matter is now before the NLRB for consideration by the board.  We have reached a settlement with one of the unions resulting in a collective bargaining agreement that keep the employees in our 401(K) plan.  The NLRB approved that settlement and, in May of 2014, dismissed the case with respect to that local union.  In the remaining case, the assertions against us primarily relate to the claim that we are obligated to continue to cover employees under the union-affiliated multi-employer pension plans in which the employees participated as employees of the Distribution Business. The case does not include a request for a specific dollar amount of damages in the applicable claims. In the event this case continues, we intend to vigorously challenge the allegations, however, no assurances can be given to the outcome of this remaining, pending complaint. Regardless, we do not believe this case could have a material adverse effect on our business, financial condition or results of operations.

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

During the fiscal year ended September 30, 2015, we did not sell any unregistered securities.

Item 6. Selected Financial Data

The following table presents selected historical financial and other data for the periods indicated.

Successor Financial Data

The historical statements of operations data of Holdings (Successor) for the fiscal years ended September 30, 2015, 2014 and 2013 and balance sheet data as of September 30, 2015 and 2014 were derived from Holdings’ audited consolidated financial statements and the notes thereto contained elsewhere in this Form 10-K. Statement of operations data of Holdings for the fiscal year ended September 30, 2012 and from the period November 4, 2010 (inception) to September 30, 2011 and balance sheet data as of September 30, 2013, 2012 and 2011, derived from Holdings’ audited consolidated financial statements and the notes thereto contained in the Form 10-K for the fiscal years ended September 30, 2013 and 2012, are not presented.

Predecessor Financial Data

The historical statement of operations data of the Distribution Business (Predecessor) for the six months ended March 31, 2011 and balance sheet data as of March 31, 2011 were derived from the audited consolidated financial statements of the Distribution Business and the notes thereto. All Predecessor condensed financial data represents a carve-out financial statement presentation of the Distribution Business, which was an unincorporated commercial unit of Ashland. This predecessor financial data does not reflect adjustments for discontinued operations related to the sale of the North American composites business due to unavailability of certain data and insufficient detail for other data which would be required to complete the necessary adjustments.

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

This table should be read in conjunction with "Item 1. Business," "Item 1A. Risk Factors," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the notes thereto included under Item 8 of this Form 10-K.

	Successor					Predecessor (1)
	Fiscal Year Ended September 30,				For the Period from November 4, 2010 (inception) to September 30,	Six Months Ended March 31,
(Dollars in millions)	2015	2014	2013	2012	2011	2011
Statement of Operations Data:
Sales and operating revenues	$3,949.1	$4,514.5	$4,101.4	$3,686.4	$1,914.7	$1,869.2
Cost of sales and operating expenses	3,541.1	4,112.8	3,743.3	3,356.9	1,764.5	1,706.6

Gross profit	408.0	401.7	358.1	329.5	150.2	162.6
Selling, general and administrative expenses	329.5	335.8	294.6	298.5	128.1	76.0
Corporate overhead allocation	—	—	—	—	—	48.6
Transaction related costs	0.1	12.6	7.4	6.0	85.2	—

Operating income (loss)	78.4	53.3	56.1	25.0	(63.1)	38.0
Other income	11.4	5.4	1.7	2.1	0.8	2.4
Interest income	0.1	0.4	0.5	0.4	0.2	—
Interest expense	(64.8)	(64.0)	(58.2)	(45.4)	(24.9)	—

Income (loss) from continuing operations before income taxes	25.1	(4.9)	0.1	(17.9)	(87.0)	40.4
Income tax expense (benefit)	3.9	7.3	4.7	1.1	(0.1)	14.5

Net income (loss) from continuing operations	$21.2	$(12.2)	$(4.6)	$(19.0)	$(86.9)	$25.9

Statement of Cash Flow Data (2):
Net cash provided by (used in):
Operating Activities	$154.1	$57.5	$(35.9)	$112.4	$(44.3)	$15.2
Investing Activities	(31.5)	(209.9)	(93.9)	(21.8)	(976.7)	(2.1)
Financing Activities	(81.8)	166.5	71.2	—	1,067.2	(13.2)

Balance Sheet Data (at period end):
Cash and cash equivalents	$127.7	$88.2	$74.6	$135.3	$45.0	$—
Working capital (3)	518.1	580.7	567.3	556.4	527.0	361.5
Total assets	1,718.0	1,906.1	1,613.1	1,506.8	1,432.6	1,007.5
Long term obligations (4)	901.0	925.2	659.3	604.0	649.4	0.4
Total liabilities	1,433.0	1,581.3	1,191.7	1,098.4	1,068.6	514.2

Other Financial Data (5):
Capital expenditures, excluding acquisitions (6)	$35.6	$49.9	$38.1	$22.8	$4.4	$2.9
Depreciation and amortization	52.6	53.4	38.7	39.4	19.5	14.2

(1)
Predecessor period financial information does not reflect adjustments for discontinued operations due to unavailability of certain data and insufficient detail for other data which would be required to complete the necessary adjustments.

(2)	Statement of Cash Flow Data for all periods represents total cash flow amounts for each respective line item.

(3)	Working capital is defined as current assets minus current liabilities.

(4)
Long term obligations represent debt, including current portion, net of discount, and capital leases for the Successor periods and capital leases only for the Predecessor period. It excludes short-term borrowings under line of credit agreements available to Nexeo Plaschem.

(5)	Other Financial Data for the Successor periods reflects amounts net of discontinued operations.

(6)	Excludes non-cash capital expenditures.

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

Overview

We are a global distributor of chemicals products in North America and Asia, and plastics products in North America, EMEA and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. We also provide environmental services, including waste collection, recovery, recycling and arrangement for disposal in North America, primarily in the U.S., through our Environmental Services line of business. We were a distributor of composites products in North America until July 1, 2014, when these operations were sold. These operations are reflected as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements for additional information on the sale of these operations. During fiscal year 2015, we distributed approximately 23,000 products into over 80 countries for approximately 1,300 suppliers to approximately 27,500 customers. We are organized into three lines of business (or operating segments): Chemicals, Plastics and Environmental Services. While we continued to occasionally distribute certain composites products in Asia after the sale of our North American composites operations, these sales were minimal and therefore they are no longer identified as a separate line of business. Based on revenue for fiscal year 2014, we were ranked third in North America and fourth globally among the top 100 distributors, as reported by ICIS, one of the largest petrochemical market information providers.

We have long-standing relationships with major chemicals and plastics producers and suppliers, a strong geographic presence and supply chain network and a relatively stable customer base that benefits from the service and distribution value we provide. The products we distribute are used in a broad cross section of manufacturing industries, in various end markets and customer segments within those industries, including the household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare, personal care, oil and gas and construction end markets.

Our diverse array of product offerings allows us to provide many of our customers with a one-stop-shop resource for their chemicals and plastics needs. For customers with multiple locations, our centralized business model helps ensure consistency of product offerings and a single point of contact. Our services and our full product offering allow for product customization, cost savings to customers on transaction and transportation costs and reliance on a single supplier to source all of their diverse product requirements.

We believe we provide a compelling value proposition to suppliers as a single bulk buyer of their products and by acting as an extension of their sales force by representing their brands and providing technical support to customers. We also provide value to suppliers by distributing to larger customers through dedicated strategic accounts sales and marketing programs designed to solidify key relationships through enhanced customer service, efficient delivery and specialized value-added solutions. In addition to the value-added services mentioned above, we provide other services including dedicated stocking programs, vendor-managed inventory, quarterly customer demand forecasting, technical support and supply chain services.  Furthermore, our understanding of key end markets presents additional opportunities with suppliers whose products are in substantial demand by customers situated in these end markets.

We have an experienced management team with deep knowledge of the industry. We continue to implement strategies and invest to build upon our strengths by creating industry-leading marketing capabilities, including our focus on specific end markets, sales force effectiveness tools, market-based pricing and geographic expansion.

 We distribute our broad product portfolio through a supply chain consisting of approximately 170 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of over 1,000 units, including the addition of new tractors obtained through the Ryder Lease, primarily in North America. We currently employ approximately 2,450 employees globally. At September 30, 2015, we had approximately 500 sales professionals situated in North America, EMEA and Asia, including technical support, field managers and strategic account managers to assist our customers in the selection and application of commodity and specialty products for their end products and processes.

Significant Events During Fiscal Year 2015

 8.375% Senior Subordinated Notes

        During the fourth fiscal quarter, we acquired $15.8 million in aggregate principal amount of our Notes for $14.8 million in cash. We recorded a net gain of $0.6 million, inclusive of the write-off of related debt issuance costs and original issue discount. See Note 8 to our consolidated financial statements.

Ryder Lease

In May 2015, we entered into a lease with Ryder for transportation equipment that covers the rental of approximately 200 tractors. These new tractors will replace older tractors in our fleet, significantly enhance our delivery capabilities and provide cost savings in fuel usage and maintenance. Delivery of the tractors under this agreement began at the end of the fourth fiscal quarter and the vast majority of the remaining tractors are anticipated to be delivered during the first quarter of fiscal year 2016. See Note 5 to our consolidated financial statements.

China Operations

During the first fiscal quarter, we acquired the remaining 10% equity interest in Nexeo Plaschem for $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. We funded this payment with cash on hand and $18.0 million of borrowings under the ABL Facility. See Note 3 to our consolidated financial statements.

Segment Overview

We are organized into three lines of business, or operating segments: Chemicals, Plastics and Environmental Services. On July 1, 2014, we sold our composites operations in North America, which are classified as discontinued operations in our consolidated financial statements for all periods presented. While we continued to occasionally distribute certain composites products in Asia after the sale of our North American composites operations, these sales were minimal and therefore they are no longer identified as a separate line of business.

Our lines of business market to different sets of customers operating in an array of industries with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while our Environmental Services line of business, which does not meet the materiality threshold for separate disclosure, and our historical composites products sales in Asia are combined in an "Other" category.

Each line of business represents unique products and suppliers, and each line of business focuses on specific end markets within its industry based on a variety of factors including supplier or customer opportunities, expected growth and prevailing economic conditions. Across our Chemicals and Plastics lines of business there are numerous industry segments, end markets, and sub markets that we may choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability and our strategic agenda.

Our Chemicals, Plastics and Environmental Services lines of business compete with national, regional and local companies throughout North America. Our Chemicals and Plastics lines of business compete with other distribution companies in Asia. Our Plastics line of business also competes with other distribution companies in EMEA. In addition, in some of the markets in which we operate, large chemical producers may elect to distribute their products directly to end-user customers. Competition within our lines of business is based primarily on the diversity and quality of the product portfolio, service offerings, reliability of supply, technical support, price and delivery capabilities. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level.

A brief description of each of our lines of business follows:

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail cars, bulk tanker trucks and as packaged goods in trucks. While our chemicals products are distributed in more than 50 countries worldwide, we primarily distribute our chemicals products in North America and Asia. In connection with the distribution of our chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, HI&I, lubricants, personal care and oil and gas. Sales in our Chemicals line of business represented 49.5% of our total sales for the fiscal year ended September 30, 2015 and 50.8% of our total sales for the fiscal year ended September 30, 2014.

Plastics. Our Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastic processors engaged in blow molding, extrusion, injection molding and rotation molding via rail car, bulk truck, truckload boxes and less-than-truckload quantities. While our plastics products are distributed in more than 50 countries worldwide, we primarily distribute our plastics products in North America, EMEA and Asia. Our Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets. Sales in our Plastics line of business represented 47.5% of our total sales for the fiscal year ended September 30, 2015 and 46.6% of our total sales for the fiscal year ended September 30, 2014.

Environmental Services. Our Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the U.S. These environmental services are offered through our network of distribution facilities which are used as transfer facilities. Sales in our Environmental Services line of business represented 3.0% of our total sales for the fiscal year ended September 30, 2015 and 2.4% of our total sales for the fiscal year ended September 30, 2014.

Key Factors Affecting our Results of Operations and Financial Condition

General and regional economic conditions. The consumption of chemicals and plastics in the broad industry segments and end markets that we serve generally corresponds to the level of production of goods and services in the global economy, amplified by the regional economies where we have commercial operations. As a result, when general economic conditions improve or deteriorate, our volumes tend to fluctuate accordingly. We manage our cost structure in line with general economic conditions, but our volumes and profitability are ultimately correlated with the underlying demand for the end-products of the industries we serve.

Price fluctuations. The prices at which we resell the products we distribute in our Chemicals and Plastics lines of business generally fluctuate in accordance with the prices that we pay for these products. Product prices we pay are largely driven by the underlying global and regional economic conditions that drive the prices of two primary raw materials of production: crude oil (primarily naphtha) and natural gas (primarily ethane). These two raw material sources are used in the production of propylene and ethylene which are key feedstocks used in over 90% of organic-based commodity and specialty chemicals, as well as in the subsequent production of the intermediate plastics products we distribute. The prices of these feedstocks are also affected by other factors including choices made by feedstock producers for uses of these feedstocks (e.g., as an ingredient in gasoline versus a feedstock to the chemical industry), the capacity devoted to production of these feedstocks and other macroeconomic factors that impact the producers. As a distributor, the prices of these feedstocks are not in our control. However, we are generally able to pass on finished good price increases and decreases to our customers in accordance with the fluctuations in our product costs and transportation-related costs (e.g., fuel costs). As a result, movements in our sales revenue and cost of sales tend to correspond with changes in our product prices.

Volume-based pricing. We generally procure chemicals and plastics raw materials through purchase orders rather than under long-term contracts with firm commitments. Our arrangements with key producers and suppliers are typically embodied in agreements that we refer to as framework supply agreements. We work to develop strong relationships with a select group of producers and suppliers that complement our strategy based on a number of factors, including price, breadth of product offering, quality, market recognition, delivery terms and schedules, continuity of supply and each producer’s strategic positioning. Our framework supply agreements with producers and suppliers typically renew annually and, while they generally do not provide for specific product pricing, some, primarily those related to our Chemicals line of business, include volume-based financial incentives through supplier rebates, which we earn by meeting or exceeding target purchase volumes.

Inflation. Our average selling prices rise in inflationary environments as producers and suppliers raise the market prices of the products that we distribute. During inflationary periods our customers maximize the amount of inventory they carry in anticipation of even higher prices and consequently, this environment of excess demand favorably impacts our volumes sold, revenues and gross profit due to the lag between rising prices and our cost of goods sold. The reverse is true in deflationary price environments. Deflationary forces create an environment of overcapacity, driving market prices of products downward, and we must quickly adjust inventories and buying patterns to respond to price declines. Our primary objective is to replace inventories at lower costs while maintaining or enhancing unit profitability.

Some of our assets and liabilities, primarily cash, receivables, inventories and accounts payable, are impacted by inflation because they are indirectly affected by market prices of raw materials for our products. To the extent that we are able to manage our working capital in periods of changing prices, the overall impact of inflation on our net working capital is generally not significant.

Outlook

General. We have operations in North America, EMEA and Asia. As a result, our business is subject to broad, global and regional macroeconomic factors. These factors include:

•	the general state of the economy, specifically inflationary or deflationary trends, gross domestic product ("GDP") growth rates and commodities/feedstocks price movements;

•	unemployment levels;

•	government regulation and changes in governments;

•	fiscal and monetary policies of governments, including import and export tariffs, duties and other taxes;

•	general income growth and the consumption rates of products; and

•	rates of technological change in the industries we serve.

We monitor these factors routinely for both strategic and operational impacts.

Our operations are most impacted by regional market price fluctuations of the primary feedstock materials, including crude oil and natural gas, and the downstream derivatives of these primary raw materials. Market price fluctuations of these primary raw materials directly impact the decisions of our product suppliers, specifically the manufacturing capacity made available for production of the products we distribute. As capacity or demand patterns change, we may experience a corresponding change in the average selling prices of the products we distribute. Our gross profit margins generally decrease in deflationary price environments because we are selling inventory that was previously purchased at higher prices. Alternatively, our gross profit margins generally increase during inflationary pricing environments as we are able to sell inventory that was previously purchased at lower prices. The extent to which profitability increases or decreases, however, also depends on the relative speed at which selling prices adjust in relation to inventory costs. This fiscal year, through the use of our pricing tools and discipline, we were able to offset some of the deflationary effect. Additionally, as a logistics provider, oil price movements can also impact our transportation and delivery costs.

Regional. The global economic environment is mixed across the key regions where we compete and we implement and execute different market and operational strategies in these regions.

The following is a summary of GDP and oil price fluctuations in our various regions of operations during fiscal years 2015 and 2014.

	Year over Year Change
	Q4 15 v Q4 14	Q3 15 v Q3 14	Q2 15 v Q2 14	Q1 15 v Q1 14
North America
U.S. GDP Growth	2.2%	2.7%	2.9%	2.5%
West Texas Intermediate Crude Oil Price Decrease	(50.6)%	(43.9)%	(53.0)%	(45.6)%

EMEA
Euro Area GDP Growth	1.6%	1.5%	1.2%	0.9%
Brent Crude Oil Price Decrease	(50.0)%	(45.7)%	(49.3)%	(49.7)%

Asia
China GDP Growth	6.9%	7.0%	7.0%	7.2%

North America

The North American recovery that began in fiscal year 2013 continued through fiscal year 2015.

In terms of currency, the CAD significantly declined against the U.S. dollar during fiscal year 2015 and when compared to fiscal year 2014, which affected, among other items, the reported dollar revenues and gross profit from our Canadian operations.

During fiscal year 2015, particularly during the second half, and when compared to fiscal year 2014, we continued to see declining selling prices for the products we distributed in both our Chemicals and Plastics lines of business, with the greater price declines occurring in our Plastics line. A lag between average selling price adjustments in the market and the impact on inventory costs is a typical phenomenon that occurs during periods of declining or otherwise volatile market prices for feedstocks.

Europe

In Europe, we conduct business primarily in the Western European countries. The outlook for economic growth in Europe has recently improved, however, overall GDP growth remains relatively slow with many Western European nations experiencing growth at under 2.0%.

In terms of currency, the Euro and other European currencies significantly declined against the U.S. dollar during fiscal year 2015 and when compared to fiscal year 2014, which affected, among other items, the reported dollar revenues and gross profit from our European operations.

The market prices for the products we sell in Europe are closely correlated to the cost of Brent crude oil as these operations are primarily based on the distribution of commodity plastics products and most products are sourced in Europe. Consistent with the continuous decline in oil prices during fiscal year 2015, our operations in Europe experienced a decline in average selling prices.

Asia

Our operations in Asia are concentrated mainly in China. Recent GDP growth has been slower than the GDP growth reported for China over the past five years, primarily due to a weaker property sector, lower credit growth and weakened industrial production.

In terms of currency, the RMB declined against the U.S. dollar during fiscal year 2015 and when compared to fiscal year 2014, which affected, among other items, the reported dollar revenues and gross profit from our China operations.

Consistent with these macroeconomic conditions, we experienced decreases in product volumes and sales revenue for fiscal year 2015 compared to fiscal year 2014.

The Asia-Pacific region is an important market for us, and we continue to monitor the exposure of Nexeo Plaschem to country-related macroeconomic risks.

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

The following items impact the comparability of our prior period financial results:

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

Fiscal Year Ended September 30, 2015 Compared with Fiscal Year Ended September 30, 2014

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For the Fiscal Year Ended September 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014
Sales and operating revenues	$3,949.1	$4,514.5	$(565.4)	(12.5)%	100.0%	100.0%
Cost of sales and operating expenses	3,541.1	4,112.8	571.7	13.9%	89.7%	91.1%
Gross profit	408.0	401.7	6.3	1.6%	10.3%	8.9%
Selling, general and administrative expenses	329.5	335.8	6.3	1.9%	8.3%	7.4%
Transaction related costs	0.1	12.6	12.5	99.2%	*	0.3%
Operating income	78.4	53.3	25.1	47.1%	2.0%	1.2%
Other income	11.4	5.4	6.0	111.1%	0.3%	0.1%
Interest expense, net	(64.7)	(63.6)	(1.1)	(1.7)%	(1.6)%	(1.4)%
Income (loss) from continuing operations before income taxes	25.1	(4.9)	30.0	612.2%	0.6%	(0.1)%
Income tax expense	3.9	7.3	3.4	46.6%	0.1%	0.2%
Net income (loss) from continuing operations	21.2	(12.2)	33.4	273.8%	0.5%	(0.3)%
Income (loss) from discontinued operations, net of tax	(0.8)	18.4	(19.2)	(104.3)%	*	0.4%
Net income	$20.4	$6.2	$14.2	229.0%	0.5%	0.1%

*     not meaningful

Sales and operating revenues

Sales and operating revenues for the fiscal year ended September 30, 2015 decreased $565.4 million, or 12.5%, compared to the same period in the prior fiscal year. The decrease in revenues was attributable to lower average selling prices and lower sales volumes in both our Chemicals and Plastics businesses primarily as a result of the decline in oil prices during the current period. Additionally, revenue decreased as a result of the decision to stop certain transactions in North America and China that are not meeting our profitability thresholds or are not consistent with our long-term strategy, including a decision made late in fiscal year 2014 to stop serving certain trader business in China. Furthermore, revenue decreased by $121.4 million, or approximately 270 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. The decrease in revenue was partially offset by the impact to our Chemicals line of business of an additional six months of operations in the current period from the Archway Acquisition, and an additional two months of operations in the current period from the CSD Acquisition, which collectively contributed $93.9 million.

Cost of sales and operating expenses

Cost of sales and operating expenses for the fiscal year ended September 30, 2015 decreased $571.7 million, or 13.9%, compared to the same period in the prior fiscal year. The decrease in cost of sales and operating expenses was primarily due to (i) lower costs for products, (ii) lower sales volumes in our Plastics and Chemicals lines of business and (iii) a decrease in certain operating expenses, driven by the execution of cost saving efforts, including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements. Cost of sales and operating expenses during the fiscal year ended September 30, 2015 included $1.4 million from the favorable settlement of claims with suppliers, offset by the impact of a non-cash inventory impairment charge of $1.6 million, both of which occurred in the first fiscal quarter and were associated with our Chemicals operations. The decrease in cost of sales and operating expenses was partially offset by the impact of six additional months of operations from the Archway Acquisition and two additional months of operations from the CSD Acquisition in the current period in our Chemicals business. Cost of sales and operating expenses during the fiscal year ended September 30, 2014 included non-cash impairment charges of $1.8 million associated with the closure of two facilities and an inventory step-up charge of $1.2 million resulting from the CSD Acquisition, offset by the favorable impact of $5.9 million of insurance proceeds received in connection with the fire at our Garland facility.

Gross Profit

Gross profit for the fiscal year ended September 30, 2015 increased $6.3 million, or 1.6%, compared to the same period in the prior fiscal year. Overall, this increase in gross profit was primarily attributable to the impact of the Archway Acquisition and the CSD Acquisition on our Chemicals line of business, improved profitability resulting from the positive impact in the current period of certain pricing initiatives and the decrease in certain operating expenses described above. The increases in gross profit were partially offset by a decrease of $8.4 million, or approximately 210 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the fiscal year ended September 30, 2015 decreased $6.3 million, or 1.9%, compared to the same period in the prior fiscal year. Included in selling, general and administrative expenses is approximately $12.7 million, including $3.3 million of depreciation and amortization expense, attributable to the estimated impact of two months of additional operations from the CSD Acquisition and six additional months of operations from the Archway Acquisition during the current period. Beginning on July 1, 2015, we fully integrated Archway into our own operations. Excluding the impact of this $12.7 million, selling, general and administrative expenses decreased $19.0 million compared to last year primarily due to (i) a decrease of $5.6 million in consulting costs, (ii) lower travel costs of $4.1 million, (iii) lower employee costs of $3.3 million, (iv) lower bad debt expense of $2.8 million, primarily related to specific customer write-offs in the prior fiscal year, (v) other costs decrease of $2.4 million, primarily related to telecommunications expense and (vi) lower insurance costs of $1.9 million. Lower expenses are the result of our execution on key productivity and cost management initiatives. These decreases were partially offset by an increase in depreciation and amortization expense of $1.2 million associated with facility, equipment and vehicle investments made in fiscal year 2015, and an unfavorable foreign exchange variance over the prior fiscal year of $1.0 million primarily associated with fluctuations in the RMB exchange rate versus the U.S. dollar.

Transaction related costs

We incurred $0.1 million in transaction related costs for the fiscal year ended September 30, 2015 compared to $12.6 million for the fiscal year ended September 30, 2014, a decrease of $12.5 million, or 99.2%. Transaction related costs incurred during the fiscal year ended September 30, 2014 related primarily to legal and consulting costs incurred in connection with the CSD Acquisition and the Archway Acquisition, which closed on December 1, 2013 and April 1, 2014, respectively.

Other income

Other income for the fiscal year ended September 30, 2015 increased $6.0 million, or 111.1%, compared to the same period in the prior fiscal year. Other income for the fiscal year ended September 30, 2015 included (i) a gain of $8.0 million recorded in connection with the release of escrow funds from the CSD Acquisition in the second quarter of fiscal year 2015, (ii) a gain of $1.7 million on the sale of old private fleet trucks and (iii) a gain of $0.6 million on the repurchase of our Notes. Other income for the fiscal year ended September 30, 2014 was primarily related to a gain of $4.0 million recorded in connection with insurance proceeds related to the fire at our Garland facility.

Interest expense, net

Net interest expense for the fiscal year ended September 30, 2015 increased $1.1 million, or 1.7%, compared to the same period in the prior fiscal year. Interest expense is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense was primarily due to additional borrowings under the Term Loan Facility as a result of the amendment entered into in the second quarter of fiscal year 2014. This increase was partially offset by a decrease in interest expense related to lower short-term and ABL Facility borrowings outstanding during the current period.

Income tax expense

Income tax expense for the fiscal year ended September 30, 2015 decreased $3.4 million, or 46.6%, compared to the same period in the prior fiscal year. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S., Federal, state and local jurisdictions. The decrease in income tax expense compared to the same period in the prior fiscal year is largely attributed to the reduced profitability of our China operations.

Income (loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, for the fiscal year ended September 30, 2015 decreased $19.2 million, or 104.3%, compared to the same period in the prior fiscal year. The loss from discontinued operations during the current period was the result of certain expenses incurred to terminate activity and relationships associated with these operations. Income from discontinued operations for the fiscal year ended September 30, 2014 was primarily related to the gain recorded on the Composites Sale of $14.3 million.

Segment Analysis

Fiscal Year Ended September 30, 2015 Compared with Fiscal Year Ended September 30, 2014

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Period Over Period Favorable (Unfavorable)		Percentage of Consolidated Sales/Gross Profit For the Fiscal Year Ended September 30,
(in millions)	2015	2014	$ Change	% Change	2015	2014
Chemicals
Sales and operating revenues	$1,956.1	$2,293.3	$(337.2)	(14.7)%	49.5%	50.8%
Gross profit	$224.4	$212.7	$11.7	5.5%	55.0%	52.9%
Gross profit %	11.5%	9.3%
Plastics
Sales and operating revenues	$1,876.1	$2,101.6	$(225.5)	(10.7)%	47.5%	46.6%
Gross profit	$155.1	$159.4	$(4.3)	(2.7)%	38.0%	39.7%
Gross profit %	8.3%	7.6%
Other
Sales and operating revenues	$116.9	$119.6	$(2.7)	(2.3)%	3.0%	2.6%
Gross profit	$28.5	$29.6	$(1.1)	(3.7)%	7.0%	7.4%
Gross profit %	24.4%	24.7%
Consolidated
Sales and operating revenues	$3,949.1	$4,514.5	$(565.4)	(12.5)%	100.0%	100.0%
Gross profit	$408.0	$401.7	$6.3	1.6%	100.0%	100.0%
Gross profit %	10.3%	8.9%

Chemicals

Sales and operating revenues for the Chemicals line of business for the fiscal year ended September 30, 2015 decreased $337.2 million, or 14.7%, compared to the same period in the prior fiscal year. The revenue decrease was primarily attributable to a decline in sales volumes of our commodity products in our operations in North America and Asia, which resulted in part from the decision to stop certain transactions that are not meeting our profitability thresholds or are not consistent with our long-term strategy, including a decision made late in fiscal year 2014 to stop serving certain trader business in China. Additionally, across the multiple product categories sold, average selling prices declined in our Asia and North America operations, driven by the decline in oil prices during the current fiscal year. While average selling prices declined compared to the same period in the prior fiscal year due to the deflationary environment, these price declines were partially offset in North America by the positive significant impact of certain pricing initiatives, as well as favorable changes in product mix. The decrease in revenue was also partially offset by the impact of an additional six months of operations in the current period from the Archway Acquisition, as well as the estimated impact of an additional two months of operations in the current period from the CSD Acquisition, which collectively contributed $93.9 million.

Gross profit for the Chemicals line of business increased $11.7 million, or 5.5%, for the fiscal year ended September 30, 2015 compared to the same period in the prior fiscal year. This increase in gross profit was primarily attributable to the impact of the Archway Acquisition and the CSD Acquisition, coupled with the positive impact during the current period from our profitability initiatives, favorable changes in product mix and efforts to reduce operating costs, which offset the declines in volume and average selling prices described above. Additionally, gross profit during the fiscal year ended September 30, 2015 included $1.4 million from the favorable settlement of claims with suppliers, offset by the impact of a non-cash inventory impairment charge of $1.6 million associated with our operations in Asia, both of which occurred during the first quarter of fiscal year 2015. The inventory impairment was driven primarily by the impact of the significant decline in oil prices. Gross profit during the fiscal year ended September 30, 2014 included the effect of an inventory step-up charge of $1.2 million resulting from the CSD Acquisition and non-cash impairment charges of $1.4 million allocated to the Chemicals line of business associated with the closure of two facilities, offset by the favorable impact of $5.9 million of insurance proceeds received during that period in connection with the fire at our Garland facility.

Plastics

Sales and operating revenues for the Plastics line of business for the fiscal year ended September 30, 2015 decreased $225.5 million, or 10.7%. Revenue decreased $105.9 million, or approximately 500 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. The revenue decrease was also attributable to volume declines in our operations in EMEA and China, which were the result of softer demand driven by lower oil prices in the current period compared to the same period in the prior fiscal year, as well as pricing pressure in our operations in North America and EMEA. Furthermore, revenue decreased as a result of the decision to stop certain transactions that are not meeting our profitability thresholds or are not consistent with our long-term strategy, including a decision made late in fiscal year 2014 to stop serving certain trader business in China. The overall revenue decrease was partially offset by the impact of certain profitability initiatives that are helping to reduce the impact of the price compression we are experiencing, as well as slight volume increases in our operations in North America in both commodity and specialty products.

Gross profit for the Plastics line of business decreased $4.3 million, or 2.7%, for the fiscal year ended September 30, 2015. Gross profit decreased $7.6 million, or 480 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. Gross profit also decreased as the result of the overall deflationary price environment which caused us to sell inventory that was previously purchased at higher prices, primarily in the first and second quarters of the current fiscal year. The decrease in gross profit was partially offset by the impact of certain profitability initiatives that are helping to reduce the impact of the price compression we are experiencing, and the decrease in operating expenses that resulted from the execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements.

Other

Sales and operating revenues for the Other segment for the fiscal year ended September 30, 2015 decreased $2.7 million, or 2.3%, compared to the same period in the prior year. The decrease in revenues was primarily due to decreased sales volumes of composite products in our Asia operations compared to the same period in the prior fiscal year. This decrease in revenues was partially offset by an increase in revenue in our Environmental Services line of business driven by new customer acquisitions as well as expanded operations with existing customers.

Gross profit for the Other segment decreased $1.1 million, or 3.7%, compared to the same period in the prior year, primarily due to the factors discussed above.

Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Period Over Period Favorable (Unfavorable)		Percentage of Sales and Operating Revenues For the Fiscal Year Ended September 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013
Sales and operating revenues	$4,514.5	$4,101.4	$413.1	10.1%	100.0%	100.0%
Cost of sales and operating expenses	4,112.8	3,743.3	(369.5)	(9.9)%	91.1%	91.3%
Gross profit	401.7	358.1	43.6	12.2%	8.9%	8.7%
Selling, general and administrative expenses	335.8	294.6	(41.2)	(14.0)%	7.4%	7.2%
Transaction related costs	12.6	7.4	(5.2)	(70.3)%	0.3%	0.2%
Operating income	53.3	56.1	(2.8)	(5.0)%	1.2%	1.4%
Other income	5.4	1.7	3.7	217.6%	0.1%	*
Interest expense, net	(63.6)	(57.7)	(5.9)	(10.2)%	(1.4)%	(1.4)%
Income (loss) from continuing operations before income taxes	(4.9)	0.1	(5.0)	*	(0.1)%	*
Income tax expense	7.3	4.7	(2.6)	(55.3)%	0.2%	0.1%
Net loss from continuing operations	(12.2)	(4.6)	(7.6)	(165.2)%	(0.3)%	(0.1)%
Income from discontinued operations, net of tax	18.4	13.7	4.7	34.3%	0.4%	0.3%
Net income	$6.2	$9.1	$(2.9)	(31.9)%	0.1%	0.2%

*      not meaningful

Sales and operating revenues

Sales and operating revenues for the fiscal year ended September 30, 2014 increased $413.1 million, or 10.1%, compared to the same period in the prior fiscal year. The increase in revenues was partially attributable to the impact of the CSD Acquisition completed on December 1, 2013, and the Archway Acquisition completed on April 1, 2014, which collectively provided an estimated 5.4 percentage points of our revenue growth. This amount reflected the impact of (i) CSD's estimated results for the ten-month period since the acquisition date of December 1, 2013, and (ii) Archway's results for the six-month period since the acquisition date of April 1, 2014. CSD shared certain customers with us and sold similar products. Beginning on July 1, 2014, we fully integrated the operations, sales force and other personnel of CSD into our own operations and ERP systems, which expanded the product offerings, efficiencies and synergies of the former CSD operations and our own operations. We believe this also contributed to the increase in revenues and gross profit. The increase in revenue was also attributed to increases in volume in our Chemicals and Plastics lines of business, as well as an additional month of operating results for Nexeo Plaschem, which acquired Beijing Plaschem on November 1, 2012. The increase in revenue was partially offset by the negative impact of poor weather conditions in certain regions in North America during our second fiscal quarter that resulted in lower customer demand across our lines of business at certain facilities.

While the pricing environment is different for each line of business, products and geography, at the enterprise level, for the fiscal year ended September 30, 2014, average selling prices of the products we distribute improved in each line of business compared to the same period in the prior year.

The Chemicals line of business experienced slightly higher average selling prices during the fiscal year ended September 30, 2014 compared to the same period last year, due to improved pricing in certain commodity products compared to prior year, and due to the impact of the CSD Acquisition and the Archway Acquisition which average higher selling prices due to higher-priced packaging services and higher-priced specialty products. The Plastics line of business also experienced higher average selling prices in North America and EMEA during the fiscal year ended September 30, 2014 in comparison to the same period last year, driven by increases in certain commodity products in North America during the fourth fiscal quarter and an overall more favorable pricing environment in EMEA.

Cost of sales and operating expenses

Cost of sales and operating expenses for the fiscal year ended September 30, 2014 increased $369.5 million, or 9.9%, compared to the same period in the prior fiscal year primarily as a result of the CSD Acquisition and the Archway Acquisition, and increased volumes in our Chemicals and Plastics lines of business. Cost of sales and operating expenses during the fiscal year ended September 30, 2014 included the impact of the inventory adjustment to fair value of $1.2 million resulting from the CSD Acquisition and non-cash impairment charges of $1.8 million associated with the closure of two facilities. Additionally, we experienced higher operating expenses during fiscal year 2013 related to increased transportation costs resulting from logistics inflation driven by increased demand for drivers and transportation services associated with the growth in the energy industry. The increase in costs of sales and operating expenses was partially offset by the recognition during fiscal year 2014 of insurance recoveries of $5.9 million associated with the fire at our Garland facility in November 2012. The recoveries offset the other operating costs incurred from the date of the fire until September 30, 2014 in connection with this incident. The year-over-year impact associated with the Garland facility fire, including the effect of the recognized recoveries in the current period and the costs incurred in the prior fiscal year, is a decrease in operating expenses of approximately $9.6 million.

Selling, general and administrative expenses

Selling, general and administrative expenses for the fiscal year ended September 30, 2014 increased $41.2 million, or 14.0%, compared to the same period in the prior fiscal year. Approximately $24.7 million of that increase in selling, general and administrative expenses, including $6.8 million of depreciation and amortization expense, was attributable to (i) the impact of CSD's estimated results for the ten-month period since the acquisition date of December 1, 2013, (ii) the impact of the Archway Acquisition for the six-month period since the acquisition date, and (iii) the additional month of operations for Nexeo Plaschem during the current period. Beginning on July 1, 2014, we fully integrated the sales force and other personnel of CSD into our own operations. The remaining increase of approximately $16.5 million of selling, general and administrative expenses compared to last year was driven primarily by an increase of approximately $7.5 million in depreciation and amortization expense as a result of information technology assets placed in service and vehicles purchased towards the end of fiscal year 2013, increased employee-related costs of approximately $10.3 million, an increase in allowance for bad debt of approximately $3.8 million, primarily associated with specific customer write-offs, and integration costs of approximately $1.6 million associated with the CSD Acquisition. The increase in selling, general and administrative expenses was partially offset primarily by a decrease in consulting costs of approximately $7.7 million.

Transaction related costs

We incurred $12.6 million in transaction related costs for the fiscal year ended September 30, 2014 compared to $7.4 million for the fiscal year ended September 30, 2013, an increase of $5.2 million, or 70.3%. Transaction related costs incurred during the fiscal year ended September 30, 2014 related primarily to legal and consulting costs incurred in connection with the closing and early assimilation of the CSD Acquisition and the Archway Acquisition as well as the evaluation of other potential transactions.

Other income

Other income for the fiscal year ended September 30, 2014 was $5.4 million compared to $1.7 million for the fiscal year ended September 30, 2013. During the fiscal year ended September 30, 2014, we concluded the negotiations with our insurance carriers related to the November 2012 fire at our Garland facility and reached an agreement on the total insurance recoveries. The total insurance recoveries were in excess of the operating costs recorded from the date of the fire until September 30, 2014 in connection with this incident, resulting in a gain of $4.0 million.

Interest expense, net

Net interest expense for the fiscal year ended September 30, 2014 increased $5.9 million, or 10.2%, compared to the same period in the prior fiscal year. Interest expense for both periods is primarily related to the Term Loan Facility, the senior subordinated notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The increase in interest expense compared to the same period in the prior year was primarily due to additional borrowings under the credit facilities available to Nexeo Plaschem as well as new borrowings under the Term Loan Facility as a result of the amendment entered into in the second quarter of fiscal year 2014.

Income tax expense

Income tax expense for the fiscal year ended September 30, 2014 increased $2.6 million, or 55.3%, compared to the same period in the prior fiscal year. Because we are organized as a limited liability company, we are generally not subject to U.S. income taxes, except for a limited number of state and local jurisdictions. However, our sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S., Federal, state and local jurisdictions. The increase in income tax expense compared to the same period in the prior year was largely attributed to foreign income tax expense on profitable foreign operations across the world. To a lesser extent, income tax expense was also impacted by an increase in income tax expense for the U.S. corporate subsidiary. The increase in income tax expense was partially offset by decreased valuation allowances on certain foreign and domestic operations.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2014 increased $4.7 million, or 34.3%, compared to the same period in the prior fiscal year. The increase in income from discontinued operations compared to the same period in the prior year was largely attributed to the after-tax impact of the gain on the sale of our North American composites business of approximately $14.3 million, partially offset by lower sales volumes during the current period as well as increased costs incurred during the current period in connection with the Composites Sale. As a result of the sale on July 1, 2014, volumes were also lower compared to the prior fiscal year due to a partial year of operations in the current period.

Segment Analysis

Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Period Over Period Favorable (Unfavorable)		Percentage of Consolidated Sales/Gross Profit For the Fiscal Year Ended September 30,
(in millions)	2014	2013	$ Change	% Change	2014	2013
Chemicals
Sales and operating revenues	$2,293.3	$2,022.8	$270.5	13.4%	50.8%	49.3%
Gross Profit	$212.7	$168.8	$43.9	26.0%	52.9%	47.1%
Gross Profit %	9.3%	8.3%
Plastics
Sales and operating revenues	$2,101.6	$1,962.4	$139.2	7.1%	46.6%	47.8%
Gross Profit	$159.4	$161.1	$(1.7)	(1.1)%	39.7%	45.0%
Gross Profit %	7.6%	8.2%
Other
Sales and operating revenues	$119.6	$116.2	$3.4	2.9%	2.6%	2.9%
Gross Profit	$29.6	$28.2	$1.4	5.0%	7.4%	7.9%
Gross Profit %	24.7%	24.3%
Consolidated
Sales and operating revenues	$4,514.5	$4,101.4	$413.1	10.1%	100.0%	100.0%
Gross Profit	$401.7	$358.1	$43.6	12.2%	100.0%	100.0%
Gross Profit %	8.9%	8.7%

Chemicals

Sales and operating revenues for the Chemicals line of business for the fiscal year ended September 30, 2014 increased $270.5 million, or 13.4%, compared to the same period in the prior fiscal year. The revenue increase was primarily attributable to the estimated impact of the CSD Acquisition and the Archway Acquisition, which collectively contributed 11.0 percentage points of the Chemicals line of business revenue growth. This contribution includes CSD's estimated results for the ten-month period since the acquisition date of December 1, 2013, and Archway's results for the period since the acquisition date of April 1, 2014. CSD shared certain of the same customers with us and sold similar products. Beginning on July 1, 2014, we fully integrated the operations, sales force and other personnel of CSD into our own operations and ERP systems, which expanded the product offerings, efficiencies and synergies of the former CSD operations and our own operations. We believe this also contributed to the increase in revenues and gross profit. We also experienced organic revenue growth in our chemicals business primarily due to improved volumes and pricing on certain commodity products in the oil and gas end market. The increase in revenue was partially offset by a decline in volumes in Asia.

Gross profit increased $43.9 million, or 26.0%, for the fiscal year ended September 30, 2014 compared to the same period in the prior year. This increase in gross profit was primarily due to the elements driving the increased revenues as described above. Additionally, during the fiscal year ended September 30, 2014, we recorded $5.9 million of insurance proceeds related to the Garland facility fire which offset the operating costs incurred from the date of the fire until September 30, 2014 in connection with this incident. The year-over-year impact associated with the Garland facility fire, including the effect of the recognized recoveries in the current period and the costs incurred in the prior fiscal year, was a decrease in operating expenses of $9.6 million. Partially offsetting the increase in gross profit were increased transportation costs resulting from logistics inflation driven by increased demand for drivers and transportation services associated with the growth in the energy industry, and the negative impact of poor weather conditions in certain regions in North America during our second fiscal quarter that resulted in lower customer demand and higher costs. Additionally, gross profit was negatively impacted by non-cash impairment charges of $1.4 million related to the closure of two facilities and the effect of the inventory adjustment to fair value of $1.2 million resulting from the CSD Acquisition.

Performance in the Chemicals line of business was primarily driven by the CSD Acquisition and the Archway Acquisition during the fiscal year ended September 30, 2014. Excluding the acquisitions, volumes increased in the first and fourth fiscal quarters in North America. In Asia, while we saw strong volume increases in the first half of the year, volumes declined throughout the second half of the year resulting in an overall volume decline in Asia for the fiscal year ended September 30, 2014 when compared to the prior fiscal year. Overall pricing for the Chemicals line of business, excluding the impact of the CSD Acquisition and the Archway Acquisition, was generally flat throughout fiscal year 2014, with the third and fourth fiscal quarters improving.

Plastics

Sales and operating revenues for the Plastics line of business for the fiscal year ended September 30, 2014 increased $139.2 million, or 7.1%, compared to the same period in the prior year. The revenue increase was primarily attributable to volume growth in our operations in North America and Asia, despite lower average selling prices in Asia. Gross profit decreased $1.7 million, or 1.1%, for the fiscal year ended September 30, 2014. The decline in our gross profit was driven primarily by our Plastics North America business due to increased transportation costs from logistics services inflation, partially offset by gross profit increases from increased sales volumes and a slightly higher commodity product mix with lower margins as compared to the prior year. The decline in North America gross profit also reflected a $0.3 million non-cash impairment charge related to a facility closure. This overall decline in gross profit was slightly offset by more favorable pricing in our operations in EMEA and slight volume growth, which provided a positive gross profit impact compared to the same period last year in the region.

During the fiscal year ended September 30, 2014, we saw improved pricing throughout the year in our Plastics line of business in EMEA while volume increases in Asia during the first three fiscal quarters were able to offset slightly weaker pricing in that region. The automotive and healthcare end markets continued to perform well throughout the year. Profitability was up in the first quarter of fiscal year 2014 driven by favorable pricing in EMEA and strong volumes in Asia, while North American gross profit was slightly down in the first fiscal quarter as a result of higher commodity mix. The second fiscal quarter saw continued favorable price increases in EMEA and growth in North America, though gross profit in North America was negatively impacted by higher transportation costs and poor weather conditions in certain areas of the U.S. Favorable pricing continued in EMEA and North America in the third quarter of fiscal year 2014, though these increases tapered slightly into the fourth fiscal quarter.

Other

Sales and operating revenues for the Other segment for the fiscal year ended September 30, 2014 increased $3.4 million, or 2.9%, compared to the same period in the prior year. The increase in revenues was primarily driven by new customer acquisitions coupled with a stable pricing environment in our Environmental Services line of business, particularly in the energy market. Gross profit for the Other segment increased $1.4 million, or 5.0%, compared to the same period in the prior year, primarily due to the new customer acquisitions and higher margins on those new customer contracts.

Throughout the year, the Environmental Services business was able to expand its customer base and maintain market-based pricing initiatives, leading to higher gross profit throughout the year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated from operations and our ABL Facility. Cash flows generated from operations are influenced by seasonal patterns of our business and other timing circumstances that can result in increases or decreases in working capital requirements for any given period during the course of our fiscal year. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemical and plastic materials. Our ability to generate cash flows in the normal course of business can be significantly influenced by changing global and regional macroeconomic conditions. Borrowing availability under our ABL Facility is subject to a borrowing base, generally comprised of eligible inventory and accounts receivable held in certain subsidiaries. Our availability under the ABL Facility is, therefore, potentially subject to fluctuations, depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, occupancy costs and delivery and transportation costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor tax payments.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our U.S. taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors, at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. The tax distributions made to, or on behalf of, our members during each of the fiscal years ended September 30, 2015, 2014 and 2013 were $0.1 million. Our sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S.

Significant Expenditures

Cash capital expenditures for the fiscal year ended September 30, 2015 were $35.6 million and related primarily to facility improvements, information technology investments and vehicle additions and replacements. We expect our aggregate capital expenditures for fiscal year 2016 (excluding acquisitions and any assets acquired via capital leases) to be approximately $25.0-$30.0 million. These expenditures will be primarily related to fixed asset replacements, improvements to our information technology infrastructure and additions of equipment and vehicles.

In May 2015, we entered into the Ryder Lease. The Ryder Lease is accounted for as a capital lease and requires minimum annual payments of approximately $5.5 million per year, including amounts for certain ancillary services under the Ryder Lease. We are permitted to terminate the lease of an individual tractor on the anniversary of its delivery date, provided that certain conditions are met.  In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. As of September 30, 2015, we had taken delivery of 95 tractors under the Ryder Lease, and no payments had been made. In connection with the delivery of these tractors, $11.8 million of equipment cost and corresponding capital lease obligations were reflected in the financial statements. The vast majority of the remaining tractors under this agreement are expected to be delivered in the first quarter of fiscal year 2016. The total equipment cost and corresponding capital lease obligations associated with the Ryder Lease are expected to be $25.9 million. See Note 5 to our consolidated financial statements.

During the first quarter of the fiscal year ended September 30, 2015, we acquired the remaining 10% equity interest in Nexeo Plaschem for $34.3 million in cash. This payment was funded with cash on hand and $18.0 million of borrowings under the ABL Facility. See Note 3 to our consolidated financial statements.

Credit Facilities

Our ABL Facility matures on July 11, 2017, and our Term Loan Facility matures on September 9, 2017. At September 30, 2015, we were in compliance with the covenants of the Credit Facilities.

ABL Facility

At September 30, 2015, we had $85.5 million in borrowings outstanding under the ABL Facility. As of November 30, 2015, we had repaid this balance in full. We are required to make periodic interest payments based on the principal amount outstanding. Interest periods can range up to six months. Interest expense relating to the ABL Facility, excluding amortization of debt issuance costs, was $5.2 million, $6.2 million and $5.2 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

Term Loan Facility

At September 30, 2015, we had $647.2 million in borrowings outstanding under the Term Loan Facility. The credit agreement governing our Term Loan Facility requires us to make quarterly principal payments of $1.7 million, which may be reduced by certain optional or mandatory prepayments pursuant to the loan agreement to the extent that such payments are actually made. In addition, we are required to make quarterly interest payments based on the principal amount outstanding. Interest expense relating to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $33.6 million, $30.7 million and $25.5 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

The Notes

At September 30, 2015, we had $159.2 million in borrowings outstanding under the Notes. During the fourth quarter of fiscal year 2015, we acquired $15.8 million in aggregate principal amount of the Notes for $14.8 million in cash. We recorded a net gain of $0.6 million, inclusive of the write-off of related debt issuance costs and original issue discount. See Note 8 to our consolidated financial statements.

Based on the current outstanding borrowings, we are required to make semi-annual interest payments on the Notes of $6.7 million. Interest expense relating to the Notes, excluding original issue discount amortization and amortization of debt issuance costs, was $14.5 million, $14.7 million and $14.7 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Our Notes mature on March 1, 2018. At September 30, 2015, we were in compliance with the covenants of the Indenture governing the Notes.

Liquidity

At September 30, 2015, we had $321.4 million of borrowing capacity available under our ABL Facility, net of borrowings and letters of credit. Under our ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit. At September 30, 2015, Trigger Event Excess Availability under our ABL Facility was $302.3 million, which was $257.5 million in excess of the $44.8 million threshold that would trigger the foregoing requirements.

The Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with a portion of our annual Excess Cash Flow (as defined in the agreement), calculated as of the end of the applicable fiscal year. For the fiscal year ended September 30, 2015, we had Excess Cash Flow of $59.2 million, of which $29.6 million will be required to be used as an early principal payment of the term loans in the first quarter of fiscal year 2016.

Based on current and anticipated levels of operations, capital spending projections and conditions in our markets, we believe that cash on hand, together with cash flows from operations, and borrowings available under the ABL Facility are adequate to meet our working capital and capital expenditure needs as well as any debt service and other cash requirements for at least twelve months.

Our long-term liquidity needs are primarily related to early principal payments required in certain circumstances under the Term Loan Facility. While there can be no assurance, we anticipate that cash flows from operations will provide for the majority of these long-term liquidity needs. Additionally, we have final maturity debt payments due in 2017 and 2018. Depending on market conditions and other factors, we may also consider alternative financing options, including, but not limited to, issuance of equity, issuance of new debt, refinancing of our existing debt obligations or repurchases of our outstanding debt.

Cash and Cash Equivalents

At September 30, 2015, we had $127.7 million in cash and cash equivalents. Of this amount, $54.1 million was held by foreign subsidiaries. Of the $54.1 million, $45.0 million was denominated in currencies other than the U.S. dollar, primarily in Euros, CAD, British pounds and RMB. At September 30, 2015, we had $4.7 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange. We do not anticipate any significant adverse impact to our overall liquidity from restrictions on cash and cash equivalents. Although we currently anticipate that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, we believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

Cash Flows

Fiscal Year Ended September 30, 2015 Compared with Fiscal Year Ended September 30, 2014 and Fiscal Year Ended September 30, 2013

The following table sets forth the major categories of our cash flows for the fiscal years ended September 30, 2015, 2014 and 2013.

	Twelve Months Ended September 30,
(in millions)	2015	2014	2013
Net cash provided by (used in) operating activities from continuing operations	$154.7	$50.8	$(51.7)
Net cash provided by (used in) operating activities from discontinued operations	(0.6)	6.7	15.8
Net cash provided by (used in) operating activities	154.1	57.5	(35.9)

Net cash used in investing activities from continuing operations	(31.5)	(270.0)	(93.4)
Net cash provided by (used in) investing activities from discontinued operations	—	60.1	(0.5)
Net cash used in investing activities	(31.5)	(209.9)	(93.9)

Net cash provided by (used in) financing activities	(81.8)	166.5	71.2

Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.5)	(2.1)
Increase (decrease) in cash and cash equivalents	39.5	13.6	(60.7)
Cash and cash equivalents at beginning of period	88.2	74.6	135.3
Cash and cash equivalents at end of period	$127.7	$88.2	$74.6

Cash flows from operating activities

Continuing operations

Net cash provided by operating activities from continuing operations for the fiscal year ended September 30, 2015 was $154.7 million. Net income from continuing operations of $21.2 million, adjusted for gains on sale of assets, gain from debt extinguishment and significant non-cash items such as depreciation and amortization expenses, debt issuance costs amortization, provision for bad debt, inventory impairment, deferred income taxes and equity-based compensation charges, collectively totaling $64.4 million, provided $85.6 million of cash inflow from continuing operations during the fiscal year ended September 30, 2015. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of $109.7 million, driven by lower sales volumes experienced during the current period, falling average selling prices and timing of collections at year end. There have been no significant changes in billing terms or collection processes during the current period. The decrease in accounts and notes receivable was partially offset by a net decrease of $98.9 million in accounts payable and accrued expenses, primarily driven by lower inventory purchases due to lower volumes. There was a decrease in inventory of $50.5 million during the fiscal year ended September 30, 2015, which reflects the impact of lower prices for inventory purchases as well as improved inventory management. Additionally, there was a decrease in other current assets of $8.2 million partially due to a reduction in inventory prepayments.

Net cash provided by operating activities from continuing operations for the fiscal year ended September 30, 2014 was $50.8 million. The net loss from continuing operations of $12.2 million, adjusted for gains on sale of assets, gain from proceeds of insurance claims, foreign currency gain and significant non-cash items such as depreciation and amortization expenses, debt issuance costs amortization, provision for bad debt, deferred income taxes and equity-based compensation charges, collectively totaling $60.2 million, provided $48.0 million of cash inflow from continuing operations during the fiscal year ended September 30, 2014. Additionally, cash flow from continuing operations was positively impacted by an increase in accounts payable and other accrued expenses of $44.7 million during the current period. However, we experienced a significant negative impact on cash flow from continuing operations during the period resulting from a net increase in accounts and notes receivable of $31.2 million and a net increase in inventories of $9.9 million. The increase in accounts and notes receivable was driven primarily by timing of collections at period end. Additionally, the increase in accounts and notes receivable reflects the impact of activity related to CSD's and Archway's operations. There were no significant changes in billing terms or collection processes during the period. As described above, certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to nine months and these receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, totaled $19.7 million at September 30, 2014. The increase in inventories during fiscal year 2014 reflected the impact of inventory purchases related to CSD's and Archway's operations.

Net cash used in operating activities for continuing operations for the fiscal year ended September 30, 2013 was $51.7 million. Net loss from continuing operations of $4.6 million adjusted for gains on sale of assets and significant non-cash items such as depreciation and amortization expenses, debt issuance costs amortization, provision for bad debt, deferred income taxes and equity-based compensation charges, collectively totaling $49.7 million, provided $45.1 million of cash inflow from continuing operations during the fiscal year ended September 30, 2013. However, cash used in operating activities for continuing operations was primarily attributable to changes in working capital items. We increased our investment in inventory by $19.4 million primarily driven by inventory purchases for Nexeo Plaschem. Additionally, accounts and notes receivable increased by $52.8 million partially driven by the timing of collections at period end. There were no significant changes in our billing terms or collection processes during this period, although, as described above, Nexeo Plaschem has billing terms that allow certain customers to remit payment during a broad range of time. These receivables, totaling $22.0 million at September 30, 2013, were supported by banknotes issued by large banks in China on behalf of these customers. Cash outflow during the period was also attributable to an increase in other current assets of $10.9 million, a reduction in accrued expenses and other liabilities totaling $3.1 million and the payment to TPG of a one-time aggregate transaction fee of $10.0 million in connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem.

Discontinued operations

Net cash used in operating activities from discontinued operations for the fiscal year ended September 30, 2015 was $0.6 million, related to costs incurred to terminate activity and relationships associated with these operations.

Net cash provided by operating activities from discontinued operations for the fiscal year ended September 30, 2014 was $6.7 million. Net income of $18.4 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $1.4 million, and the gain on the sale of our North American composites operations of $14.3 million, resulted in $5.5 million of cash flows from discontinued operations during the period.

The remainder of the cash provided by these activities was primarily attributable to changes in working capital items, including a decrease in accounts receivable of $28.4 million and a decrease in accounts payable and other accrued expenses which collectively totaled $26.4 million.

Net cash provided by operating activities from discontinued operations for the fiscal year ended September 30, 2013 was $15.8 million. Net income of $13.7 million, adjusted for significant non-cash items such as depreciation and amortization expenses and provision for bad debt, collectively totaling $0.9 million, resulted in $14.6 million of cash flows from discontinued operations during the period. The remainder of the cash provided by these activities was primarily attributable to changes in working capital items, including a decrease in accounts receivable of $9.7 million, a decrease in accounts payable of $8.6 million and a decrease in inventory of $0.6 million.

Cash flows from investing activities

Continuing operations

Investing activities used $31.5 million of cash during the fiscal year ended September 30, 2015, primarily due to capital expenditures of $35.6 million throughout the period, primarily related to facility improvements, information technology investments and vehicle additions and replacements. These expenditures were partially offset by net proceeds from the sale of assets of $4.1 million.

Investing activities used $270.0 million of cash during the fiscal year ended September 30, 2014, primarily due to the closing of the Archway Acquisition for $128.7 million in April 2014, the closing of the CSD Acquisition for $96.4 million in December 2013 and capital expenditures of $49.9 million throughout the period, primarily related to additions to our private delivery fleet, facility improvements, and information technology investments.

Investing activities used $93.4 million of cash during the fiscal year ended September 30, 2013, primarily due to the acquisition of Beijing Plaschem’s operations by Nexeo Plaschem totaling $57.9 million and capital expenditures of $38.1 million, partially offset by proceeds from the disposal of assets of $2.6 million.

Discontinued operations

There was no significant cash impact stemming from investing activities from discontinued operations for the fiscal years ended September 30, 2015 and 2013.

Net cash provided by investing activities from discontinued operations for the fiscal year ended September 30, 2014 was $60.1 million primarily due to proceeds received from Composites One in connection with the sale of our North American composites operations for $60.6 million.

Cash flows from financing activities

Financing activities used $81.8 million of cash for the fiscal year ended September 30, 2015, primarily as a result of net payments on the ABL Facility and the Notes of $13.8 million and $14.8 million, respectively, net payments of $12.1 million on short-term lines of credit available to Nexeo Plaschem and payments under the Term Loan Facility of $6.7 million. In addition, financing activities included the purchase of the remaining equity interest in Nexeo Plaschem for $34.3 million.

Financing activities provided $166.5 million of cash for the fiscal year ended September 30, 2014, primarily as a result of the new term loan proceeds of $169.2 million and net borrowings under the ABL Facility of $102.1 million. Proceeds from borrowings were partially offset by the purchases of additional equity interests in Nexeo Plaschem for $92.2 million, quarterly installments on the Term Loan Facility of $6.3 million and net payments of $4.0 million on short-term lines of credit available to Nexeo Plaschem.

Financing activities provided $71.2 million of cash for the fiscal year ended September 30, 2013, primarily as a result of net borrowings of $171.5 million on the Term Loan Facility and net borrowings of $51.4 million on short-term lines of credit available to Nexeo Plaschem. Proceeds from borrowings were partially offset by net debt repayments on the ABL Facility of $111.6 million, payments on the inventory payable associated with the acquisition of Beijing Plaschem’s operations of $26.9 million, payment of debt issuance costs of $8.0 million and the quarterly installments on the Term Loan Facility of $5.0 million.

Contractual Obligations and Commitments

At September 30, 2015, amounts due under our contractual commitments were as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$71.2	$855.6	$—	$—	$926.8
Estimated interest payments on long-term debt obligations (2)	49.1	55.0	—	—	104.1
Capital lease obligations (3)	5.7	11.6	11.1	19.4	47.8
Operating lease obligations (4)	16.3	22.8	13.4	11.6	64.1
Purchase obligations (5)	2.2	1.8	—	—	4.0
Management and consulting services obligations (6)	3.0	6.0	6.0	—	15.0
Other long-term liabilities reflected on the balance sheet (7)	—	—	—	1.1	1.1
Total	$147.5	$952.8	$30.5	$32.1	$1,162.9

(1)
Short-term obligations primarily include (i) the payment of $34.9 million outstanding under credit facilities available to Nexeo Plaschem, (ii) $6.7 million in principal installment payments under our Term Loan Facility and (iii) the Excess Cash Flow payment of $29.6 million under our Term Loan Facility. Long-term debt obligations include: (i) the payment of our $159.2 million in outstanding principal on the Notes, (ii) the payment of $85.5 million in outstanding principal (at September 30, 2015) under our ABL Facility and (iii) the payment of $610.9 million in remaining outstanding principal under our Term Loan Facility. See Note 8.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable rate interest payments were estimated using interest rates at September 30, 2015 held constant to maturity.

(3)
Represents future payments on capital lease obligations. Includes payments on the lease entered into with Ryder in May 2015. Delivery of the tractors began at the end of the fourth fiscal quarter and the vast majority of the remaining tractors are anticipated to be delivered during the first quarter of fiscal year 2016. We are permitted to terminate the lease of an individual tractor on the anniversary of its delivery date, provided that certain conditions are met.  In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Note 5 to our consolidated financial statements.

(4)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements, including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

(5)
Purchase obligations are related to certain IT-related contracts and estimated obligation costs to relocate employees or new hires in various U.S. locations, primarily in The Woodlands, Texas. The relocations are assumed to be completed within one year, although it is not practicable to establish definite completion dates for each employee’s relocation.

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

Off Balance Sheet Arrangements

At September 30, 2015, we had no off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The financial statements reflect a number of significant estimates that impact the carrying values of assets and liabilities and reported amounts of revenue and expenses. We make these estimates based on historical experience and on other judgments and assumptions that we believe are reasonable under the circumstances. The results of these estimates, judgments and assumptions form the basis for our determinations as to the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting policy to be critical when it requires the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are highly uncertain. We believe that the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, products are shipped and title is transferred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for product sales is recognized at the time title and risk of loss transfer to the customer, based on the terms of the sale. For products delivered under our standard shipping terms, title and risk of loss transfer when the product is delivered to the customer’s delivery site. For sales transactions designated Freight on Board ("FOB") shipping point, the customer assumes risk of loss and title transfers at the time of shipment. Deferred revenues may result from (i) delivery delays for products delivered under our standard shipping terms or (ii) from other arrangements with our customers. Sales are reported net of tax assessed by qualifying governmental authorities.

We are generally the primary obligor in sales transactions with our customers, retain inventory risk during transit and assume credit risk for amounts billed to our customers. Accordingly, we recognize revenue primarily based on the gross amount billed to our customers. In sales transactions where we are not the primary obligor and do not retain inventory risk, we recognize revenue on a net basis by recognizing only the commission we retain from such sales and including that commission in sales and operating revenues in the consolidated statements of operations.

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

Impairment of Long-lived Assets

Goodwill. Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances indicate that it is more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. Our operating segments are the same as the reporting units used in our goodwill impairment test. Relevant accounting guidance allows the consideration of qualitative factors to determine if it is more likely than not that an impairment of goodwill has occurred. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step process. Under step one, if the fair value of a reporting unit (determined using a market approach if market prices are available, or alternatively, a discounted cash flow model) exceeds its carrying value, goodwill of the reporting unit is not considered impaired. The determination of the fair value of a reporting unit requires the use of key estimates about its future operating results, valuation multiples, discount rates and terminal growth rates. These key assumptions can change due to many factors and these changes can materially affect the fair value estimate and cause us to re-evaluate the carrying value of our goodwill. Once an impairment of goodwill has been recorded, it cannot be reversed.

As of March 31, 2015, the date of the most recent annual impairment test, the estimated fair value of our Plastics, Chemicals and Environmental Services lines of business exceeded book value by a significant margin. There were no events or circumstances from the date of the last assessment through September 30, 2015 that would impact this conclusion.

Other Long-Lived Assets. Property, plant and equipment and other intangibles with definite lives are tested for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. When an impairment test is performed and the undiscounted expected future cash flow is less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Contingencies and Environmental Costs

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Gain contingencies are not recorded until management determines it is certain that the future event will become or does become a reality.

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

Under the purchase agreement related to the acquisition of the Distribution Business, Ashland has agreed to retain all known environmental remediation liabilities listed on the schedules to the purchase agreement ("Retained Specified Remediation Liabilities") and other environmental remediation liabilities arising prior to the closing date for which Ashland receives written notice prior to the fifth anniversary of the closing date ("Other Retained Remediation Liabilities") (collectively "Retained Remediation Liabilities"). Ashland’s liability for Retained Remediation Liabilities is not subject to any claim thresholds or deductibles. However, in the event we were to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $0.2 million and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant, related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty), are generally limited by an individual claim threshold of $0.2 million, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

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

Business Combinations

In accounting for business combinations, the purchase price paid to acquire a business is allocated to its assets and liabilities based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. These fair values are often estimated through the application of the income approach which requires us to estimate future cash inflows and outflows and apply an appropriate discount rate. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment and identifiable intangible assets. The estimated fair values assigned to the net assets acquired could have a significant effect on our results of operations in the future. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, while we use all available information to make these fair value determinations and generally engage third-party consultants for assistance, actual results may differ from the projected results used to determine fair value. During fiscal year 2014, we acquired two separate businesses. See Note 3 to our consolidated financial statements. During fiscal year 2013, Nexeo Plaschem completed the acquisition of Beijing Plaschem’s operations.

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

Deferred Taxes

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year differences are expected to reverse.

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

In determining the recoverability of deferred tax assets, we give consideration to all available evidence on a jurisdiction by jurisdiction basis, and then increase or decrease our valuation allowance as appropriate.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity and Product Price Risk

Our business model is to buy and sell products at current market prices in quantities approximately equal to estimated customer demand. Energy costs are a significant component of raw materials that are included in our product costs. Rising or volatile raw material prices for our suppliers, especially those of hydrocarbon derivatives, may cause our costs to increase or may result in volatility in our profitability. Although we do not speculate on changes in the prices of the products we sell, because we maintain inventories in order to serve the needs of our customers, we are subject to the risk of reductions in market prices for products we hold in inventory. We do not use derivatives to manage our commodity price risk because of the large number of products we sell and the large variety of raw materials used in the production of those products.  Inventory management practices are focused on managing product price risk by generally purchasing our inventories via our ERP system which helps us forecast customer demand based on historical practices. Global inventory balances can fluctuate based on variations in regional customer demand forecasts. We collaborate directly with customers in all regions to enhance the ongoing accuracy of these forecasts in order to reduce the number of days sales held in inventories, as well as lower the amount of any slow moving and older inventories. In addition, we are generally able to pass on price increases to our customers, subject to market conditions, such as declining or otherwise volatile market prices for feedstocks, the presence of competitors in particular geographic and product markets and prevailing pricing mechanisms in customer contracts. We believe that these risk management practices reduce our exposure to changes in product selling prices or costs; however, significant unanticipated changes in market conditions or commodity prices could adversely affect our results of operations, financial condition and cash flows, as the prices of the products we purchase and sell are volatile.

In each of the past three fiscal years, polypropylene, a product in our Plastics line of business, accounted for 14.4%, 14.4% and 14.1% of total consolidated net revenue for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. During the fiscal years ending September 30, 2015 and 2014, one single supplier accounted for 11.9% and 10.8%, respectively, of our consolidated purchases. Although this supplier serves both our Plastics and Chemicals lines of business, the supplier serves primarily our Plastics line of business.

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers, however, we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivable ($4.5 million at September 30, 2015) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty.  At September 30, 2015, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

Interest Rate Risk

Interest rate risks can occur due to changes in market interest rates. This risk results from changes in the fair values of fixed-interest rate financial instruments or from changes in the cash flows of variable-interest rate financial instruments. The optimal structure of variable and fixed interest rates is determined as part of interest rate risk management. It is not possible to simultaneously minimize both kinds of interest rate risk. We take steps to manage our exposure to interest rate risk in part by entering into interest rate swap agreements as described under “-Fair Value Measurements” below. Also, see Note 9 to our consolidated financial statements.

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 1.8% for the fiscal year ended September 30, 2015. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5.0% for the fiscal year ended September 30, 2015. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 120 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in an increase of $6.5 million in annual interest expense based on the Term Loan Facility balance at September 30, 2015.

Fair Value Measurements

We are a party to interest rate swap agreements of varying expiration dates to help manage our exposure to interest rate risk related to our variable interest rate Term Loan Facility (the variable interest rate is subject to a floor of 1.5%). At September 30, 2015, the notional amount of outstanding interest rate swap agreements was $200.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized.  During the fiscal year ended September 30, 2015, we reclassified into income and recognized a realized loss on the interest rate swaps of $0.6 million, which was recorded in interest expense. During the fiscal year ended September 30, 2015, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.2 million, which was recorded in other comprehensive income. At September 30, 2015, $0.4 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At September 30, 2015, the estimated fair value of our derivative liabilities was:

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

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries exposing us to currency transaction risk.  Additionally, because we report our consolidated results in U.S. dollars, the results of operations and the financial position of our local international operations, which are generally reported in the relevant local currencies, are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, exposing us to currency translation risk.  We currently do not utilize financial derivatives to manage our foreign currency risk, but we will continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may consider utilizing financial derivatives in the future to mitigate losses associated with these risks.

Included in our consolidated results of operations for the fiscal year ended September 30, 2015 is a $2.2 million net loss related to foreign exchange rate fluctuations. During the fiscal year ended September 30, 2015, the most significant currency exposures were to the RMB, the CAD and the Mexican Peso versus the U.S. dollar, and the Russian ruble versus the Euro.  The U.S dollar strengthened materially compared to the CAD, RMB and Mexican Peso while the Russian ruble weakened in excess of 25% versus the Euro. These fluctuations generated foreign exchange gains in our Canadian subsidiary and foreign exchange losses in our Mexican and Russian subsidiaries. Assuming the same directional variation as occurred during fiscal year 2015, a hypothetical 10.0% weakening/strengthening in the value of the RMB, the Mexican peso and the CAD relative to the value of the U.S. dollar and the value of the Russian ruble relative to the Euro from September 30, 2014 levels could have generated a net loss/gain of $3.7 million in our consolidated statement of operations for the fiscal year ended September 30, 2015.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Members of Nexeo Solutions Holdings, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Nexeo Solutions Holdings, LLC and its subsidiaries (the “Company”) at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, Schedule II-Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
December 7, 2015

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(in millions)

	September 30, 2015	September 30, 2014
Current Assets
Cash and cash equivalents	$127.7	$88.2
Accounts and notes receivable (net of allowance for doubtful accounts of $3.8 million and $6.3 million respectively)	508.7	636.6
Inventories	325.1	389.9
Deferred income taxes	1.0	1.6
Other current assets	21.0	31.9
Total current assets	983.5	1,148.2

Non-Current Assets
Property, plant and equipment, net	231.2	224.0
Goodwill	373.7	379.5
Other intangible assets, net of amortization	111.4	127.4
Deferred income taxes	0.3	0.4
Other assets	17.9	26.6
Total non-current assets	734.5	757.9
Total Assets	$1,718.0	$1,906.1

Current Liabilities
Short-term borrowings, current portion of long-term debt and capital lease obligations	$72.4	$54.4
Accounts payable	326.6	443.6
Accrued expenses and other liabilities	63.5	59.8
Related party payable	0.3	2.0
Deferred income taxes	0.1	4.1
Income taxes payable	2.5	3.6
Total current liabilities	465.4	567.5

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	863.5	918.4
Deferred income taxes	91.5	84.9
Employee benefit obligations	2.5	2.1
Other liabilities	10.1	8.4
Total non-current liabilities	967.6	1,013.8
Total Liabilities	1,433.0	1,581.3

Commitments and Contingencies (see Note 12)
Redeemable noncontrolling interest	—	3.3

Members’ Equity
Series A membership interest	490.4	490.5
Series B membership interest	5.1	3.9
Accumulated deficit	(162.9)	(152.2)
Accumulated other comprehensive loss	(47.6)	(20.7)
Total members’ equity	285.0	321.5
Total Liabilities and Members’ Equity	$1,718.0	$1,906.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Statements of Operations
(in millions)

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Sales and operating revenues	$3,949.1	$4,514.5	$4,101.4
Cost of sales and operating expenses	3,541.1	4,112.8	3,743.3
Gross profit	408.0	401.7	358.1

Selling, general and administrative expenses	329.5	335.8	294.6
Transaction related costs	0.1	12.6	7.4
Operating income	78.4	53.3	56.1

Other income	11.4	5.4	1.7
Interest income (expense):
Interest income	0.1	0.4	0.5
Interest expense	(64.8)	(64.0)	(58.2)
Income (loss) from continuing operations before income taxes	25.1	(4.9)	0.1

Income tax expense	3.9	7.3	4.7

Net income (loss) from continuing operations	21.2	(12.2)	(4.6)

Net income (loss) from discontinued operations, net of tax	(0.8)	18.4	13.7

Net income	20.4	6.2	9.1

Net income attributable to noncontrolling interest	—	(1.3)	(1.7)

Net Income Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries	$20.4	$4.9	$7.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Net income	$20.4	$6.2	$9.1

Unrealized foreign currency translation gain (loss), net of tax	(27.2)	(11.1)	1.7
Unrealized gain on interest rate hedges, net of tax	0.2	0.4	0.8
Other comprehensive income (loss), net of tax	(27.0)	(10.7)	2.5
Total comprehensive income (loss), net of tax	(6.6)	(4.5)	11.6
Comprehensive (income) loss attributable to noncontrolling interest, net of tax	0.1	(1.0)	(2.0)
Total Comprehensive Income (Loss) Attributable to Nexeo Solutions Holdings, LLC and Subsidiaries, Net of Tax (1)	$(6.5)	$(5.5)	$9.6

(1)    The tax effects for each component presented are not material.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Statements of Members’ Equity
(in millions)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2012	$490.7	$1.7	$(81.7)	$(12.5)	$398.2
Sales of membership units to management	0.4	—	—	—	0.4
Member tax distributions	(0.1)	—	—	—	(0.1)
Repurchases of membership units	(0.2)	(0.1)	—	—	(0.3)
Adjustment to contingently redeemable noncontrolling interest	—	—	(48.2)	—	(48.2)
Equity based compensation	—	1.4	—	—	1.4
Comprehensive income:
Net income	—	—	9.1	—	9.1
Other comprehensive income	—	—	—	2.5	2.5
Comprehensive income attributable to noncontrolling interest	—	—	(1.7)	(0.3)	(2.0)
Balance at September 30, 2013	490.8	3.0	(122.5)	(10.3)	361.0
Member tax distributions	(0.1)	—	—	—	(0.1)
Repurchases of membership units	(0.2)	(0.1)	—	—	(0.3)
Adjustment to contingently redeemable noncontrolling interest	—	—	(34.6)	—	(34.6)
Equity-based compensation	—	1.0	—	—	1.0
Comprehensive loss:
Net income	—	—	6.2	—	6.2
Other comprehensive loss	—	—	—	(10.7)	(10.7)
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(1.3)	0.3	(1.0)
Balance at September 30, 2014	490.5	3.9	(152.2)	(20.7)	321.5
Member tax distributions	(0.1)	—	—	—	(0.1)
Adjustment to contingently redeemable noncontrolling interest	—	—	(31.1)	—	(31.1)
Equity-based compensation	—	1.2	—	—	1.2
Comprehensive loss:
Net income	—	—	20.4	—	20.4
Other comprehensive loss	—	—	—	(27.0)	(27.0)
Comprehensive loss attributable to noncontrolling interest	—	—	—	0.1	0.1
Balance at September 30, 2015	$490.4	$5.1	$(162.9)	$(47.6)	$285.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Cash flows from operations
Net income (loss) from continuing operations	$21.2	$(12.2)	$(4.6)
Adjustments to reconcile to cash flows from operations:
Depreciation and amortization	52.6	53.4	38.7
Debt issuance costs amortization, debt issuance costs write-offs and original issue discount amortization	8.7	8.2	10.1
Provision for bad debt	0.6	4.2	1.7
Inventory impairment	1.6	—	—
Deferred income taxes	2.8	(1.7)	(1.5)
Equity-based compensation charges	1.2	1.0	1.4
Gain from sales of property and equipment	(2.5)	(0.4)	(0.7)
Gain from proceeds of insurance claim	—	(4.0)	—
Gain from debt extinguishment, net	(0.6)	—	—
Foreign currency gain on purchase of additional equity interest in Nexeo Plaschem	—	(0.5)	—
Changes in assets and liabilities:
Accounts and notes receivable	109.7	(31.2)	(52.8)
Inventories	50.5	(9.9)	(19.4)
Other current assets	8.2	1.3	(10.9)
Accounts payable	(104.8)	32.6	(2.4)
Related party payable	(1.6)	(1.4)	(10.0)
Accrued expenses and other liabilities	5.9	12.1	(3.1)
Changes in other operating assets and liabilities, net	1.2	(0.7)	1.8
Net cash provided by (used in) operating activities from continuing operations	154.7	50.8	(51.7)
Net cash provided by (used in) operating activities from discontinued operations	(0.6)	6.7	15.8
Net cash provided by (used in) operating activities	154.1	57.5	(35.9)
Cash flows from investing activities
Additions to property and equipment	(35.6)	(49.9)	(38.1)
Proceeds from the disposal of property and equipment	4.1	1.0	2.6
Insurance proceeds related to property and equipment	—	4.0	—
Acquisitions	—	(225.1)	(57.9)
Net cash used in investing activities from continuing operations	(31.5)	(270.0)	(93.4)
Net cash provided by (used in) investing activities from discontinued operations	—	60.1	(0.5)
Net cash used in investing activities	(31.5)	(209.9)	(93.9)
Cash flows from financing activities
Proceeds from sale of membership units	—	—	0.4
Repurchases of membership units	—	(0.3)	(0.3)
Tax distributions associated with membership interests	(0.1)	(0.1)	(0.1)
Payments on short-term obligations associated with the Beijing Plaschem Acquisition	—	—	(26.9)
Purchase of additional noncontrolling equity interest in Nexeo Plaschem	(34.3)	(92.2)	—
Proceeds from short-term debt	39.6	98.1	65.6
Repayments of short-term debt	(51.7)	(102.1)	(14.2)
Proceeds from issuance of long-term debt	495.8	1,317.3	903.1
Repayments of long-term debt	(531.1)	(1,052.4)	(848.4)
Payments of debt issuance costs	—	(1.8)	(8.0)
Net cash provided by (used in) financing activities	(81.8)	166.5	71.2
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.5)	(2.1)
Increase (decrease) in cash and cash equivalents	39.5	13.6	(60.7)
Cash and cash equivalents at the beginning of the period	88.2	74.6	135.3
Cash and cash equivalents at end of the period	$127.7	$88.2	$74.6

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$56.3	$54.0	$46.8
Cash paid during the period for taxes	$4.4	$7.8	$2.9
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures	$15.3	$3.6	$2.9
Supplemental disclosure of non-cash financing activities:
Non-cash capital lease obligations	$12.7	$0.2	$0.2
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

The Company is a global distributor of chemicals products in North America and Asia and plastics products in North America, Europe, the Middle East and Africa ("EMEA") and Asia. In connection with the distribution of chemicals products, the company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. The Company also provides environmental services, including waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the United States ("U.S.") through its Environmental Services line of business. The Company was a distributor of composites products in North America until July 1, 2014, when these operations were sold. In accordance with applicable accounting guidance, these North American composites operations are reflected as discontinued operations for all periods presented. See Note 3.

During fiscal year 2015, the Company distributed approximately 23,000 products through a supply chain consisting of approximately 170 owned, leased or third-party warehouses, rail terminals and tank terminals globally with a private fleet of over 1,000 units, including tractors and trailers, primarily located in North America. The Company connects a network of approximately 1,300 suppliers with a diverse base of approximately 27,500 customers. The Company offers its customers products used in a broad cross section of industrial end markets, including the household, industrial and institutional ("HI&I"), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or "CASE"), automotive, healthcare, personal care, oil and gas and construction end markets.

The Company currently employs approximately 2,450 employees globally.

2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Certain reclassifications were made to prior period amounts to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Holdings and its subsidiaries in which it maintains control. Intercompany transactions and balances have been eliminated in consolidation.

Certain Factors Affecting Comparability to Prior Period Financial Results

On April 1, 2014, the Company acquired 100% of the outstanding shares of Archway Sales, Inc., a St. Louis, Missouri based chemicals blending and distribution business and a provider of specialty chemicals ("Archway"), and substantially all of the assets of JACAAB, a related business of Archway ("JACAAB", collectively, the "Archway Acquisition"). Accordingly, the consolidated results of operations for fiscal year 2014 include the results of the acquired operations since that date. See Note 3.

Effective December 1, 2013, the Company acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. ("CSD"), a chemical distribution company and provider of packaged chemicals headquartered in Conroe, Texas, and substantially all of the assets of STX Freight Company ("STX") and ST Laboratories Group, LLC ("ST Laboratories"), two related businesses of CSD (collectively, the "CSD Acquisition"). Accordingly, the consolidated results of operations for fiscal year 2014 include the results of the acquired operations since that date. See Note 3.

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

At September 30, 2015, the Company had $127.7 million in cash and cash equivalents. Of this amount, $54.1 million was held by foreign subsidiaries. Of the $54.1 million, $45.0 million was denominated in currencies other than the U.S. dollar, primarily in Euros, Canadian dollars ("CAD"), British pounds, and Chinese Renminbi ("RMB"). At September 30, 2015, the Company had $4.7 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange. The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents. Although the Company currently anticipates that the majority of the cash and cash equivalents held by foreign affiliates will be retained by the affiliates for working capital purposes, the Company believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of discounts and allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company’s accounts receivable in the U.S. and Canada are collateral under its asset based loan facility ("ABL Facility") and the senior secured term loan facility ("Term Loan Facility" and collectively, the "Credit Facilities").

Certain customers of Nexeo Plaschem, are allowed to remit payment during a period of time ranging from 30 days up to nine months. These notes receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, are included in Accounts and Notes Receivable on the Company's consolidated balance sheets and totaled $4.5 million and $19.7 million at September 30, 2015 and 2014, respectively. Additionally, under certain credit arrangements Nexeo Plaschem is a party thereto, these notes receivable may also be pledged as collateral. See Note 8.

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. Each month the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. The allowance for doubtful accounts was $3.8 million and $6.3 million at September 30, 2015 and 2014, respectively. Bad debt expense, a component of selling, general and administrative expenses, totaled $0.6 million, $4.2 million and $1.7 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Inventories

Inventories are carried at the lower of cost or market and are stated at cost using the weighted average cost method. The Company’s inventories in the U.S. and Canada are collateral under the ABL Facility and the Term Loan Facility.
Goodwill and Intangibles

The Company had goodwill of $373.7 million and $379.5 million at September 30, 2015 and 2014, respectively, resulting from the Ashland Distribution Acquisition, the Nexeo Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values were determined after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess is allocated to goodwill.

The Company had other intangible assets (net of amortization) of $111.4 million and $127.4 million at September 30, 2015 and 2014, respectively. The Company’s other intangible assets at September 30, 2015 and 2014 consisted of leasehold improvements intangibles, customer-related intangibles, supplier-related intangibles, non-compete agreements and trademarks and trade names. Leasehold improvements are amortized over the shorter of their economic useful life or their lease term, the non-compete agreements are amortized over 3 to 5 years, the customer and supplier intangibles are amortized over 5 to 14 years, and the trademarks and trade names are amortized over 2 to 6 years.

Property, Plant and Equipment

Property, plant and equipment are depreciated by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property, plant and equipment is as follows:

Estimated Useful Lives (years)
Plants and buildings	5-35
Machinery and equipment	2-30
Software and computer equipment	3-10

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

Leases

The Company leases certain property, plant and equipment in the ordinary course of business. The leases are classified as either capital leases or operating leases. Assets under capital leases are included in Property, plant and equipment, net in the consolidated balance sheets and are depreciated over the lesser of the lease term or the useful life of the assets. Capital lease obligations are included in Short-term borrowings, current portion of long-term debt and capital lease obligations and Long-term debt and capital lease obligations, less current portion, net in the consolidated balance sheets. Generally, lease payments under capital leases are recognized as interest expense and a reduction of the capital lease obligations. Lease payments under operating leases are recognized as an expense in the consolidated statements of operations on a straight-line basis over the lease term.

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

Other Long-Lived Assets. Property, plant and equipment and other intangible assets with definite lives are tested for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. When an impairment test is performed and the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. Included in depreciation expense for the year ended September 30, 2014 is an impairment loss of $1.8 million related to the closure of two facilities in the U.S. One of these facilities was sold in February 2015 for net proceeds of $1.3 million resulting in a $0.2 million gain on sale.

Debt Issuance Costs

Costs associated with debt financing activities are recorded as debt issuance costs, which are included in other non-current assets and are being amortized as interest expense over the contractual lives of the related credit facilities.

The unamortized balance of debt issuance costs was $14.5 million and $21.9 million at September 30, 2015 and 2014, respectively. During fiscal year 2015, the Company repurchased a portion of the 8.375% Senior Subordinated Notes (the "Notes"). In connection with the repurchase, the Company wrote off $0.2 million of unamortized deferred issuance costs, which is included in the net gain on extinguishment of debt recorded in Other income in the Company's consolidated statements of operations. In 2014, the Company’s debt agreements were amended on several occasions. In connection with these amendments, the Company incurred debt issuance costs of $1.8 million and $8.0 million in fiscal years 2014 and 2013, and wrote off $1.8 million of unamortized deferred issuance costs in fiscal year 2013. Amortization of debt issuance costs recorded in interest expense, including the above write-off in 2013, was $7.2 million, $6.8 million and $8.4 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

Liabilities for environmental remediation costs are recognized when environmental assessments or remediation are probable and the associated costs can be reasonably estimated. Generally, the timing of these provisions coincides with the commitment to a formal plan of action or, if earlier, the divestment or closure of the relevant sites. The amount recognized reflects management’s best estimate of the expenditures expected to be required. Actual environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Actual expenditures that relate to an existing condition caused by past operations and that do not impact future earnings are expensed.

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

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings under line of credit agreements of Nexeo Plaschem due to the short-term maturity of those instruments. The carrying values of the Company’s ABL Facility and Term Loan Facility approximate fair value due to the variable rate of interest paid. The estimated fair value of the Company’s Notes is based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. With few exceptions, the local currency is the functional currency for the Company's foreign subsidiaries. In consolidating the results of operations, income and expense accounts are translated into U.S. dollars at average exchange rates in effect during the period and asset and liability accounts are translated at period-end exchange rates. Translation gains or losses are recorded in the foreign currency translation component in Accumulated other comprehensive loss in shareholders’ equity and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company.

Transactions undertaken in currencies other than the functional currency of the subsidiary are translated using the exchange rate in effect as of the transaction date and give rise to foreign currency transaction gains and losses. Foreign currency transaction gains and losses are recorded as a component of Selling, general and administrative expenses. Net foreign currency transaction losses were $2.2 million, $1.2 million, and $1.3 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, products are shipped and title is transferred or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for product sales is recognized at the time title and risk of loss transfer to the customer, based on the terms of the sale. For products delivered under the Company's standard shipping terms, title and risk of loss transfer when the product is delivered to the customer’s delivery site. For sales transactions designated Freight on Board ("FOB") shipping point, the customer assumes risk of loss and title transfers at the time of shipment. Sales are reported net of tax assessed by qualifying governmental authorities.

The Company is generally the primary obligor in sales transactions with its customers, retains inventory risk during transit and assumes credit risk for amounts billed to its customers. Accordingly, the Company recognizes revenue primarily based on the gross amount billed to its customers. In sales transactions where the Company is not the primary obligor and does not retain inventory risk, the Company recognizes revenue on a net basis by recognizing only the commission it retains from such sales and including that commission in sales and operating revenues in the consolidated statements of operations.

Consistent with industry standards, the Company may offer volume-based incentives to large customers if the customer purchases a specified volume with the Company over a specified time period. The Company recognizes the rebate obligation as a reduction of revenue based on its estimate of the total volume of purchases from a given customer over the specified period of time.

Supplier Rebates

Certain of the Company's vendor arrangements provide for purchase incentives based on the Company achieving a specified volume of purchases. The Company receives these incentives in the form of rebates that are payable only when the Company's purchases equal or exceed the relevant calendar year target. Supplier rebates are recorded as a reduction of inventory costs and accrued as part of cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the applicable calendar year. Supplier rebates totaled $13.9 million, $11.1 million and $12.7 million for the years ended September 30, 2015, 2014 and 2013, respectively. At September 30, 2015 and 2014, supplier rebates due to the Company were $3.4 million and $3.7 million, respectively. These receivables are included in accounts and notes receivable.

Shipping and Handling

All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in cost of sales.

Expense Recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expenses include sales and marketing costs, advertising, research and development, customer support, environmental remediation and administrative costs. Because products and services are generally sold without any extended warranties, liabilities for product warranties are not significant. Advertising costs and research and development costs are expensed as incurred, and are reported as a component of selling, general and administrative expenses. Advertising expenses were $2.2 million, $2.4 million and $2.4 million for the years ended September 30, 2015, 2014 and 2013, respectively. There were no material research and development expenses incurred during any of the periods presented.

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

The Company is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, the Company is not subject to U.S. income taxes. Accordingly, the members report their share of the Company’s taxable income on their respective U.S. federal tax returns. The Company’s sole U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S. Net earnings for financial statement purposes may differ significantly from taxable income reportable to the Company's unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors. The Company is required to make quarterly distributions to members to fund their tax obligations, if any, attributable to the Company’s taxable income. In some jurisdictions, the Company makes such distributions in the form of tax payments paid directly to the taxing authority on behalf of its members. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Revisions to prior period presentation

During the third quarter of fiscal year 2015, the Company determined that Proceeds from short-term debt and Repayments of short-term debt within the financing activities portion of the Company’s consolidated statements of cash flows were not reported in accordance with actual cash movements during fiscal year 2014. Accordingly, the Company has revised the consolidated statement of cash flows for the fiscal year ended September 30, 2014 to reflect an increase of $29.7 million in both Proceeds from short-term debt and Repayments of short-term debt within financing activities. The correction had no impact on the Company’s total cash flows, total cash flows from financing activities, financial condition or results of operations.

The Company does not believe that this revision has a material effect on the Company’s previously reported consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

 In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-8"). This ASU changes the criteria for reporting discontinued operations while requiring expanded disclosures surrounding the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU but currently does not expect it to have a material effect on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-9"). The amendments in this ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition and require that revenue be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-9 for all entities by one year. ASU 2014-09 will be effective in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and an entity should apply existing guidance in Topic 718, Compensation-Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU but currently does not expect it to have a material effect on the Company's financial position or results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01").  This ASU eliminates the concept of an extraordinary item from U.S. GAAP, but does not change the requirement to disclose material items that are unusual or infrequent in nature. Eliminating the concept of extraordinary items will allow the entity to no longer have to assess whether a particular event or transaction is both unusual in nature and infrequent in occurrence.  The ASU is effective for the annual period beginning after December 15, 2015, and for annual periods and interim periods thereafter. Early adoption is permitted as of the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02").  This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s financial position or results of operations.

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, “Interest- Imputation of Interest,” respectively, to simplify the presentation of debt issuance costs. These amendments require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015 and interim periods within those years; however, early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations. Upon adoption of these amendments, the Company expects to reclassify the unamortized balance of debt issuance costs as a reduction of the carrying amount of long-term debt.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ("ASU 2015-11"). The amendments in this ASU require an entity to measure inventory at the lower of cost or net realizable value, whereas guidance previously required an assessment of market value of inventory, with different possibilities as to determining market value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU, but does not expect it to have a material effect on the Company’s financial position or results of operations.

In September 2015 the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). The amendments in ASU 2015-16 change the reporting requirement for retrospective adjustments to provisional amounts in the measurement period. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

In November 2015 the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The amendments in ASU 2015-17 require an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. The Company does not expect the adoption of ASU 2015-17 to have a material effect on the Company's financial position or results of operations.

3. Acquisitions and Divestitures

Sale of Composites Operations in North America

On July 1, 2014, the Company sold its North American Composites operations to Composites One LLC, a Rhode Island limited liability company ("Composites One" or the "Composites Sale"), including inventory and existing supplier and customer relationships. The Company received net proceeds of $60.6 million, which were used for general corporate purposes including repayment of debt under the ABL Facility and reinvestment in the assets of the business. In connection with the completion of the Composites Sale, the Company's dedicated North American composites commercial employees joined Composites One. The Company retained any liabilities from claims alleging product liability for dates prior to the close of the transaction. As part of the Composites sale, the Company and Composites One entered into a transition services agreement pursuant to which the Company provided, for a fee, certain operating and administrative services to Composites One for a period of 90 days following the closing of the transaction. The transition services agreement ended September 30, 2014. Fees received related to this agreement totaled $4.2 million and represented reimbursements of the Company's expenses incurred in order to provide the agreed-upon services to Composites One.

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

The Composites Sale allowed the Company to focus on key strategic priorities within the Plastics, Chemicals and Environmental Services lines of business.

Gain on Sale

The Composites Sale closed on July 1, 2014. The Company recorded a net gain on the Composites Sale of $14.3 million, including a tax effect of $1.2 million. The net gain was included in the Company's operating results related to discontinued operations in the fourth quarter of fiscal year 2014.

Discontinued Operations

The North American composites operations met the criteria for discontinued operation in accordance with U.S. GAAP. As a result, the assets and liabilities of the Company's North American composites operations have been reflected as assets and liabilities related to discontinued operations in the Company's consolidated balance sheets as follows:

	September 30, 2015	September 30, 2014
Accounts receivable	$—	$0.5
Other current assets	—	0.2
Assets - discontinued operations (1)	$—	$0.7

Trade payables (2)	$—	$0.5
Accrued expenses and other liabilities (2)	—	0.3
Non-current deferred tax liability (3)	—	1.3
Other non-current liabilities (3)	0.1	0.1
Liabilities - discontinued operations	$0.1	$2.2

(1)	Included in Other current assets in the consolidated balance sheets.

(2)	Included in Accrued expenses and other liabilities in the consolidated balance sheets.

(3)	Included in Other non-current liabilities in the consolidated balance sheets.

Additionally, the operating results and cash flows related to the North American composites operations have been reflected as discontinued operations in the Company's consolidated statements of operations, consolidated statements of cash flows and consolidated statements of other comprehensive income (loss) for all periods presented.

Components of amounts reflected in the Company's consolidated statements of operations related to discontinued operations are presented in the following table for the fiscal years ended September 30, 2015, 2014 and 2013.

	Year Ended September 30,
	2015	2014	2013
Sales and operating revenues	$—	$195.8	$298.7
Pretax income (loss) from discontinued operations	(1.1)	19.8	14.6
Income tax expense (benefit)	(0.3)	1.4	0.9
Net income (loss) from discontinued operations, net of tax	(0.8)	18.4	13.7

Archway Sales, Inc.

On April 1, 2014, Sub Holding completed the Archway Acquisition. After consideration of the final working capital adjustment, the final purchase price for the Archway Acquisition was $128.7 million. Pursuant to the purchase agreement, $12.5 million of the purchase price may remain in escrow for a period of up to two years and relates to certain indemnification obligations under the purchase agreement. The escrow will be released in accordance with the terms of the purchase agreement. The Archway Acquisition was funded with $10.0 million of cash on hand and $119.0 million of borrowings under the ABL Facility. Following the Archway Acquisition, Archway was converted to a limited liability company. There is no contingent consideration related to the Archway Acquisition.

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

During the three months ended March 31, 2015, the Company completed its fair value assessment for certain contingent liabilities assumed and recorded adjustments to reflect the estimated fair value of obligations assumed as part of the transaction, and to record a minor adjustment to the fair value of property and equipment acquired. In connection with these adjustments, the Company recognized a liability for assumed contingent obligations, inclusive of income tax-related uncertainties, included in Other Non-Current Liabilities on the Company's consolidated balance sheets. The contingent liabilities were valued using an expected value (probability-weighted) approach. The net impact to goodwill associated with these adjustments was a decrease of $1.8 million.

Transaction costs associated with the Archway Acquisition were included in Transaction related costs in the Company's consolidated statements of operations. There were no acquisition costs during the fiscal year ended September 30, 2015 and acquisition costs totaled $4.3 million and $0.1 million during the fiscal years ended, September 30, 2014 and 2013 respectively. Transaction costs incurred in 2014 include a success fee of $2.5 million paid to TPG (see Note 15).

A summary and description of the assets and liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts Receivable

Accounts receivable consisted of receivables related to the customers of the acquired business, as well as various other miscellaneous receivables. The accounts receivable and other miscellaneous receivables did not have a fair value adjustment as part of acquisition accounting because their carrying value approximated fair value.

Inventory

Inventory consisted primarily of finished products to be distributed to the Company’s customers. The value of the inventory acquired did not have a fair value adjustment as part of acquisition accounting because its carrying value approximated fair value.

Other Current Assets

Other current assets consisted primarily of prepaid expenses, which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Property and Equipment

Property and equipment consisted primarily of office equipment and other similar assets used in Archway's and JACAAB's operations. The value of the property and equipment acquired did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Customer-Related Intangible

Customer relationships were valued through application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the Company’s existing customer relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. Customer relationships will be amortized on a straight-line basis over a ten-year period.

Vendor-Related Intangible

Vendor relationships were valued through application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing vendors were estimated in order to derive cash flows attributable to the Company’s existing vendor relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing vendor relationships as of the valuation date. Vendor relationships will be amortized on a straight-line basis over a ten-year period.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets, arising from synergies expected as a result of the Archway Acquisition and the deferred tax impact of the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis that was generated as a result of the Archway Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Of the total amount of goodwill recognized as part of the purchase price allocation above, the Company expects $17.9 million to be deductible for tax purposes.

Accounts Payable

Accounts payable represented short-term obligations owed to the vendors of the acquired business, which were assumed in the Archway Acquisition. These obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Current Liabilities, Including Related Party Payable

Other current liabilities represented primarily accrued expenses, including a $3.4 million payable to the sellers of Archway related to certain tax refund receivables. Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. Accrued expenses did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

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

Impact of the Archway Acquisition on the Company’s Consolidated Financial Information

For the fiscal year ended September 30, 2014, the Company’s consolidated sales and operating revenues and net income include $88.2 million and $3.1 million, respectively, related to the operations of the acquired business since the closing date of the Archway Acquisition. Beginning on July 1, 2015, the operations, sales force and other personnel of Archway were fully integrated into the Company’s operations and ERP systems.

Chemical Specialists and Development, Inc.

Effective December 1, 2013, Sub Holding completed the CSD Acquisition. The Company paid an aggregate purchase price of $96.4 million for the CSD Acquisition. Of the purchase price, $10.0 million was placed in escrow for a period of up to three years and relates to certain indemnification obligations under the purchase agreement. In May 2015, an agreement was reached to release the funds placed in escrow. Pursuant to that agreement, the Company received $8.0 million from the escrow fund and the former shareholders of CSD received the remaining funds of $2.0 million. The Company recorded a pre-tax gain of $8.0 million related to the release.  The acquisition was financed with $10.0 million of cash on hand and $87.0 million of borrowings under the ABL Facility. Following the CSD Acquisition, CSD and each of its subsidiaries were converted to limited liability companies. There is no contingent consideration related to the CSD Acquisition.

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

There were no changes to the purchase price allocation during the fiscal year ended September 30, 2015.

Transaction costs associated with the CSD Acquisition were included in Transaction related costs in the consolidated statements of operations. There were no acquisition costs during the year ended September 30, 2015 and acquisition costs totaled $6.4 million and $1.9 million during the fiscal years ended September 30, 2014 and 2013, respectively. Transaction costs incurred in 2014 include a success fee of $2.0 million paid to TPG (see Note 15).

A summary and description of the assets and liabilities fair valued in conjunction with applying the acquisition method of accounting follows:

Accounts Receivable

Accounts receivable consisted of receivables related to the customers of the acquired businesses, as well as various other miscellaneous receivables. The accounts receivable and other miscellaneous receivables did not have a fair value adjustment as part of acquisition accounting because their carrying value approximated fair value.

Inventory

Inventory consisted primarily of finished products to be distributed to the Company’s customers. The fair value of inventory was established through application of the income approach, using estimates based upon the future profitability that is expected to be generated once the inventory is sold (net realizable value).

Other Current Assets

Other current assets consisted primarily of prepaid expenses which did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. Other current assets also included indemnification assets recorded in connection with the recognition of current contingent obligations assumed. The indemnification assets represented the reimbursement the Company reasonably expected to receive from funds initially held in escrow pursuant to the purchase agreement.
Property, Plant and Equipment

Property, plant and equipment consisted of owned locations in the U.S, in Texas and Louisiana, including operating facilities, warehouse facilities and office buildings. The fair value of buildings and land improvements was determined using the cost approach, and the fair value of land was determined using the sales comparison approach.

Customer-Related Intangible

Customer relationships were valued through application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the Company’s existing customer relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. Customer relationships will be amortized on a straight-line basis over a ten-year period.

Non-Compete Agreements

In connection with the CSD Acquisition, former shareholders of CSD agreed to non-compete agreements. The terms of the non-compete agreements prohibit the shareholders from competing in the chemical distribution space for five years after the CSD Acquisition. The income approach was used to value the non-compete agreements through a comparative discounted cash flow analysis. This intangible will be amortized on a straight-line basis over a five-year period.

Trademarks and Trade names

Trademarks and trade names were valued through application of the income approach, involving the estimation of likely future sales and an appropriate royalty rate. The fair value of these assets will be amortized on a straight-line basis over a period of five to six years, estimated based on the period in which the Company expects a market participant would use the name prior to rebranding and the length of time the name is expected to maintain recognition and value in the marketplace.

Other Non-Current Assets

Other non-current assets represented indemnification assets recorded in connection with the recognition of certain non-current contingent obligations. The indemnification assets represented the reimbursement the Company reasonably expected to receive from funds initially held in escrow pursuant to the purchase agreement.

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired net assets, arising from synergies expected as a result of the CSD Acquisition and the deferred tax impact of the difference between the financial statement amount of the investment in Solutions by Sub Holding and its tax basis that was generated as a result of the CSD Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Of the total amount of goodwill recognized as part of the purchase price allocation above, the Company expects $10.0 million to be deductible for tax purposes.

Accounts Payable

Accounts payable represent short-term obligations owed to the vendors of the acquired businesses, which were assumed in the CSD Acquisition. These accounts payable and short-term obligations did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value.

Other Current Liabilities

Other current liabilities represented primarily accrued expenses and include assumed contingent obligations including income tax-related uncertainties. Accrued expenses did not have a fair value adjustment as part of acquisition accounting since their carrying value approximated fair value. Contingent obligations were valued using an expected value (probability-weighted) approach.

Other Non-Current Liabilities

Other non-current liabilities represented assumed contingent obligations, including income tax-related uncertainties, and were valued using an expected value (probability-weighted) approach.

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

Impact of the CSD Acquisition on the Company’s Consolidated Financial Information

For the year ended September 30, 2014, the Company’s consolidated sales and operating revenues and net income includes $134.0 million and $4.7 million, respectively, related to the estimated results of operations of the acquired business for the ten-month period since the closing date of the CSD Acquisition. The Company and CSD shared certain customers and sold similar products. The fiscal year ended September 30, 2014 includes a $1.2 million charge related to the inventory adjustment to fair value recorded during the first quarter of fiscal year 2014. The charge related to the inventory fair value adjustment is recorded in Cost of sales and operating expenses in the consolidated statements of operations. Beginning on July 1, 2014, the operations, sales force and other personnel of CSD were fully integrated into the Company’s operations and ERP systems.

China Operations

In September 2012, the Company formed a joint venture, Nexeo Plaschem, with the shareholders of Beijing Plaschem and initially owned 60% of the joint venture. On November 1, 2012, Nexeo Plaschem acquired Beijing Plaschem's operations, including inventory and existing supplier and customer arrangements related to those operations (the "Beijing Plaschem Acquisition").

During fiscal year 2014, the Company acquired additional equity interests totaling 30% for approximately $92.2 million in cash. In October 2014, the Company acquired the remaining 10% equity interest in Nexeo Plaschem for $34.3 million in cash, which made Nexeo Plaschem a wholly-owned subsidiary beginning in October 2014. The Company funded this payment with cash on hand and $18.0 million of borrowings under the ABL Facility. As part of the acquisition of the last 10% of the equity interest, the noncontrolling shareholders agreed to immediately terminate their employment with Nexeo Plaschem and to effect the successful transfer of the business to the Company. The Company also entered into consulting agreements with the noncontrolling shareholders for the provision of certain transition services.

Since the formation of Nexeo Plaschem, the Company has consolidated 100% of the operations of Nexeo Plaschem and reflected the percentage it did not own as of the applicable reporting date as a contingently redeemable noncontrolling interest, classified as mezzanine equity (temporary equity) in the consolidated balance sheets. Additionally, the income generated or loss incurred by Nexeo Plaschem during all periods was allocated to the Company and to the noncontrolling interest based on each party’s applicable ownership percentage during each respective period.

Contingently Redeemable Noncontrolling Interest

The following table summarizes the changes in the contingently redeemable noncontrolling interest for the years ended September 30, 2015 and 2014:

	Year Ended September 30, 2015	Year Ended September 30, 2014
Beginning balance	$3.3	$60.4
Total comprehensive income (loss) attributable to noncontrolling interest	(0.1)	1.0
Adjustment to noncontrolling interest / redemption value adjustment (1)	31.1	34.6
Exercise of selling rights by noncontrolling shareholders	(34.3)	(92.7)
Ending balance	$—	$3.3

 (1)         Includes the adjustment to reflect the noncontrolling interest at the higher of a) historical value, decreased by the Company's purchases of additional equity interest in Nexeo Plaschem, or b) the estimated redemption value at period end.

Unaudited Consolidated Pro Forma Financial Information

The unaudited consolidated pro forma results presented below include the effects of the Archway Acquisition and the CSD Acquisition as if they had occurred as of October 1, 2012.  In addition, the unaudited consolidated pro forma results presented below for the fiscal year ended September 30, 2013 include the effects of the Beijing Plaschem Acquisition as if it had occurred as of October 1, 2011. The unaudited consolidated pro forma results reflect certain adjustments related to these acquisitions, primarily the amortization expense associated with estimates for the acquired intangible assets and any inventory adjustments to fair value.

The unaudited consolidated pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. Accordingly, the unaudited consolidated pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been completed on the date indicated.

	Year Ended September 30,
	2015	2014	2013
Sales and operating revenues	$3,949.1	$4,634.4	$4,519.0
Operating income	78.4	68.0	79.1
Net income from continuing operations	21.2	1.0	13.6
Net income	20.4	19.4	27.3
Net income attributable to Nexeo Solutions LLC and subsidiaries	20.4	18.1	24.2

4. Inventories

Inventories at September 30, 2015 and 2014 consisted of the following:

	September 30, 2015	September 30, 2014
Finished products	$320.9	$385.9
Supplies	4.2	4.0
Total	$325.1	$389.9

During the fiscal year ended September 30, 2015, the Company recorded a $1.6 million non-cash impairment charge related to inventory on hand for certain chemical products in Asia. The decline in the value of these products was associated with the recent decline of oil prices as the prices for these products are closely correlated to this feedstock price.

The Company’s inventory in the U.S. and Canada is collateral under the Credit Facilities. See Note 8.

5. Property, Plant and Equipment

Property, plant and equipment at September 30, 2015 and 2014 consisted of the following:

	September 30, 2015	September 30, 2014
Land	$41.2	$42.8
Plants and buildings	78.3	74.1
Machinery and equipment (1)	167.8	137.5
Software and computer equipment	68.8	62.3
Construction in progress	12.9	16.3
Total	369.0	333.0
Less accumulated depreciation	(137.8)	(109.0)
Property, plant and equipment, net	$231.2	$224.0
(1) Includes $13.1 million and $0.4 million, respectively, related to equipment acquired under capital leases.

Included in the carrying value of property, plant and equipment in the Company's consolidated balance sheets are certain closed facilities located in the U.S., which collectively have a carrying value of $1.6 million. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

Total depreciation expense on property, plant and equipment was $36.8 million, $40.1 million and $31.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Included in depreciation expense for the fiscal year ended September 30, 2014 is an impairment loss of $1.8 million related to the closure of two facilities in the U.S. One of these facilities was sold in February 2015 for net proceeds of $1.3 million resulting in a $0.2 million gain on sale.

In May 2015, the Company entered into a lease agreement with Ryder Truck Rental, Inc. (“Ryder”) for transportation equipment (“Ryder Lease”). The Ryder Lease covers the rental of approximately 200 tractors, which will replace a significant portion of the Company’s current private fleet of tractors, and has a term of seven years. The Ryder Lease is accounted for as a capital lease, and requires minimum annual payments of approximately $5.5 million per year. At September 30, 2015, the Company had taken delivery of 95 tractors under the Ryder Lease. Upon receipt of these tractors the Company recorded $11.8 million of equipment cost and corresponding capital lease obligations. The vast majority of the remaining tractors are expected to be delivered in the first quarter of fiscal year 2016. The Company is permitted to terminate the lease of an individual tractor on the anniversary of its delivery date, provided that certain conditions are met.  In the event the Company terminates the lease of an individual tractor in accordance with the terms of the Ryder Lease, the Company may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor.

In connection with the receipt of new tractors under the Ryder Lease, the Company sold 80 of its old tractors for proceeds of $1.7 million and recognized a gain of $1.7 million which is included in Other Income in the consolidated statements of operations.

6. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the years ended September 30, 2015 and 2014 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2013	$93.0	$101.1	$12.5	$206.6
CSD Acquisition	59.1	—	—	59.1
Archway Acquisition	116.8	—	—	116.8
Foreign currency translation	(0.1)	(2.9)	—	(3.0)
Balance at September 30, 2014	268.8	98.2	12.5	379.5

Archway Acquisition adjustment	1.8	—	—	1.8
Foreign currency translation	(0.9)	(6.7)	—	(7.6)
Balance at September 30, 2015	$269.7	$91.5	$12.5	$373.7

The purchase price allocation for the CSD Acquisition was finalized in the first quarter of fiscal year 2015. The purchase price allocation for the Archway Acquisition was finalized during the second quarter of fiscal year 2015. See Note 3.

Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment for the Company. As of March 31, 2015, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired. The Company evaluated and concluded no events or changes in circumstances have occurred since the performance of the March 31, 2015 test through September 30, 2015, which would have required an impairment test.

Significant management judgment is required in the estimates and assumptions made for purposes of the Company's goodwill impairment testing. If actual results differ from these estimates and assumptions or market conditions materially change, the analysis could be negatively impacted and could result in an impairment charge in future periods.

Other Intangible Assets

Definite-lived intangible assets at September 30, 2015 and 2014 consisted of the following:

		September 30, 2015			September 30, 2014
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5-14	$121.3	$(33.6)	$87.7	$121.5	$(22.9)	$98.6
Supplier-related intangible	10	17.0	(2.6)	14.4	17.0	(0.8)	16.2
Leasehold interest intangible	1-20	2.1	(1.3)	0.8	2.3	(1.4)	0.9
Non-compete agreements(2)	3-5	10.0	(4.5)	5.5	10.0	(2.8)	7.2
Other(3)	2-6	6.2	(3.2)	3.0	6.2	(1.7)	4.5
Total		$156.6	$(45.2)	$111.4	$157.0	$(29.6)	$127.4

(1)
Includes net carrying amounts of $46.8 million, $2.2 million, $29.4 million and $9.3 million at September 30, 2015 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively. Includes net carrying amounts of $51.8 million, $3.4 million, $33.0 million and $10.4 million at September 30, 2014 associated with the Ashland Distribution Acquisition, Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

(2)
In connection with the Ashland Distribution Acquisition, Ashland agreed to a three year non-compete agreement, which has since been fully amortized. In connection with CSD and Archway acquisitions, former officers agreed to five year non-compete agreements.

(3)
Represents trademarks and trade names associated with the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition. At September 30, 2015, net carrying amounts include $2.4 million and $0.6 million related to the CSD Acquisition and the Archway Acquisition, respectively. At September 30, 2014 net carrying amounts include $0.1 million, $3.0 million and $1.4 million related to the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

Amortization expense recognized on intangible assets was $15.8 million, $13.3 million and $6.9 million for the years ended September 30, 2015, 2014 and 2013, respectively.

Expected amortization expense for the years ending September 30, 2016 through 2020 is $15.2 million, $14.7 million, $13.8 million, $12.4 million, and $11.5 million, respectively.

7. Other Non-Current Assets

Other non-current assets at September 30, 2015 and 2014 consisted of the following:

	September 30, 2015	September 30, 2014
Debt issuance cost, net	$14.5	$21.9
Other	3.4	4.7
Total	$17.9	$26.6

8. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at September 30, 2015 and 2014 are summarized below:

	September 30, 2015	September 30, 2014
Short-term borrowings	$34.9	$47.6
Current portion of long-term debt and capital lease obligations	37.5	6.8
Total short-term borrowings and current portion of long term debt and capital lease obligations, net	$72.4	$54.4

Long-term debt outstanding at September 30, 2015 and 2014 is summarized below:

	September 30, 2015	September 30, 2014
ABL Facility	$85.5	$101.5
Term Loan Facility	647.2	653.9
8.375% Senior Subordinated Notes	159.2	175.0
Capital lease obligations (1)	12.7	0.3
Total long-term debt	904.6	930.7
Less: unamortized debt discount (2)	(3.6)	(5.5)
Less: current portion of long-term debt and capital lease obligations	(37.5)	(6.8)
Long-term debt and capital lease obligations, less current portion, net	$863.5	$918.4

(1) Upon receipt of 95 tractors delivered to the Company under the Ryder Lease, the Company recorded $11.8 million of capital lease obligations during the fourth quarter of the fiscal year ended September 30, 2015. See Note 5.
(2) At September 30, 2015 and 2014, respectively, included $1.9 million and $2.9 million of unamortized debt discount related to the Term Loan Facility. The remainder of the unamortized debt discount related to the Notes. Debt discount is amortized to interest expense over the life of the respective instruments using the effective interest rate method.

Short-term Borrowings

The Company's short-term borrowings are associated with the Company's operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers' Acceptance Bills	Remaining Availability
September 30, 2015
October 2012 Line of Credit (1)	$23.8	$23.0	3.5%	$—	$0.8
November 2012 Line of Credit (2)	23.6	11.9	6.1%	7.1	4.6
Total	$47.4	$34.9		$7.1	$5.4

September 30, 2014
October 2012 Line of Credit (1)	$23.8	$21.5	3.6%	$—	$2.3
November 2012 Line of Credit (2)	24.4	23.4	6.2%	0.7	0.3
Total	$48.2	$44.9		$0.7	$2.6

(1) The borrowing limit of this facility is denominated in U.S. dollars.
(2) The borrowing limit of this facility is denominated in RMB.

During the first quarter of fiscal year 2013, Nexeo Plaschem entered into a line of credit agreement which is used to fund its working capital requirements. The line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount and bears interest at either LIBOR plus 2.8% or 105% of the People’s Bank of China’s ("PBOC") base rate. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representation of warranties, cross-defaults to certain indebtedness, certain events of bankruptcy, and change in legal status. If such an event of default occurs, the lenders under the line of credit would be entitled to take various actions, including acceleration of amounts due under the line of credit and all actions permitted to be taken by a secured creditor. Borrowings under the line of credit are payable in full within 12 months of the advance.

Also during the first quarter of fiscal year 2013, Nexeo Plaschem entered into a second line of credit agreement which is used to fund its working capital requirements. The line of credit agreement is secured by a standby letter of credit drawn on the ABL Facility covering 100% of the facility's borrowing limit amount, and bears interest at the applicable PBOC base rate, depending on the length of time for which a specific amount is borrowed. The line of credit contains certain customary representations and warranties, affirmative covenants and events of default including, among other things, payment defaults, breach of representation of warranties and change in legal status. Borrowings under the line of credit are payable in full within 12 months of the advance.

During the third quarter of fiscal year 2014, Nexeo Plaschem entered into an arrangement through which it makes borrowings on a short-term basis, usually six months, by using its line of credit with the bank or by pledging the proceeds of its notes receivable. The borrowings under this arrangement are used to fund Nexeo Plaschem's working capital requirements. At September 30, 2015, there were no outstanding borrowings, no notes receivable pledged, and no outstanding bankers' acceptance bills issued to suppliers under this arrangement. At September 30, 2014, the weighted average interest rate was 3.6%, outstanding borrowings totaled $2.7 million, which were secured in full by pledged proceeds from certain of its notes receivable, and $2.5 million of notes receivable were pledged under this arrangement in exchange for bankers acceptance bills issued to suppliers.

During the fourth quarter of fiscal year 2014, Nexeo Plaschem entered into an arrangement whereby it is able to pledge proceeds from its notes receivable in exchange for bankers acceptance bills issued to suppliers. No notes receivable were pledged under this arrangement at September 30, 2015. At September 30, 2014, the Company had pledged $2.9 million of notes receivable under this arrangement.

Long-term Debt

Asset Based Loan Facility

The ABL Facility provides for revolving credit financing including a U.S. tranche of up to $500.0 million (the "U.S. Tranche") and a Canadian tranche of up to U.S. dollar equivalent $40.0 million (the "Canadian Tranche"). The ABL Facility is unconditionally guaranteed, jointly and severally, by Holdings and its wholly owned subsidiary, Sub Holding. Additionally, Solutions, Holdings, Sub Holding, Archway and CSD (including its subsidiaries) are also co-borrowers under the U.S. Tranche on a joint and several basis, and Nexeo Solutions Canada Corporation is the borrower under the Canadian Tranche. The ABL Facility will mature on the earlier of May 8, 2018 or the date that is 60 days prior to the earliest stated maturity date of the Term Loans; in the current case, that is July 11, 2017.

The ABL Facility includes a letter of credit sub-facility, which permits up to $200.0 million of letters of credit under the U.S. Tranche and up to the U.S. dollar equivalent $10.0 million of letters of credit under the Canadian Tranche. An agreed-upon amount of letters of credit under the U.S. Tranche may also be denominated in Euros or other currencies. Provided no default or event of default then exists or would arise therefrom, the Company has the option to request that the ABL Facility be increased by an amount not to exceed $200.0 million (less the U.S. dollar equivalent of any increase in CDN commitments) with respect to the U.S. Tranche and U.S. dollar equivalent $10.0 million with respect to the Canadian Tranche (and in the aggregate not to exceed U.S. dollar equivalent $700.0 million) subject to certain rights of the administrative agent with respect to the lenders providing commitments for such increases. In addition, the Company may also establish one or more foreign facilities under the agreement in an aggregate principal amount not to exceed U.S. dollar equivalent $60.0 million. At September 30, 2015 and 2014, the Company had U.S. dollar equivalent of $67.4 million and $79.6 million, respectively, in outstanding letters of credit under the ABL Facility.

Obligations under the ABL Facility are secured by a first-priority lien on inventory and accounts receivable held by Solutions, Holdings, Sub Holding, Archway and CSD (including its subsidiaries) for the U.S. Tranche and Nexeo Solutions Canada Corporation for the Canadian Tranche ($643.8 million in aggregate at September 30, 2015).

 The amount of available credit changes every month, depending on the amount of eligible accounts receivable and inventory the Company has available to serve as collateral. In general, the facility is limited to the lesser of (i) the aggregate commitment and (ii) the sum of (a) 85% of the eligible accounts receivable and (b) 85% of the orderly liquidation of the eligible inventory. Available credit for each tranche is calculated separately, and the borrowing base components are subject to customary reserves and eligibility criteria. At September 30, 2015 and 2014, availability under the U.S. and Canadian Tranches was $321.4 million and $353.1 million, respectively.

Borrowings under the ABL Facility bear interest, at Holdings, Sub Holding, Solutions and Nexeo Solutions Canada Corporation's option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.50% and 1.00% pursuant to a grid based on average excess availability) or a London interbank offered rate or Canadian Bank of America rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.50% and 2.00% pursuant to a grid based on average excess availability). In addition to paying interest on outstanding principal under the ABL Facility, Solutions and Nexeo Solutions Canada Corporation are required to pay a commitment fee with respect to the unutilized commitment under the ABL Facility, with the commitment fee ranging from 0.25% to 0.50% per annum based on the average utilization of the ABL Facility. Solutions and Nexeo Solutions Canada Corporation are also required to pay customary letter of credit fees. The weighted average interest rate on borrowings under the ABL Facility was 1.8% and 3.3% at September 30, 2015 and 2014, respectively.

The ABL Facility requires that if the excess availability as defined for both the U.S. and Canadian borrowers is less than the greater of the U.S. dollar equivalent of (i) $35.0 million and (ii) 10.0% of the lesser of (x) the aggregate commitments under the ABL and (y) the then-applicable combined borrowing base, Solutions shall comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00. In addition, the ABL Facility contains negative covenants that restrict the ability of Holdings, Sub Holding and certain of Solutions’ subsidiaries from, among other things, incurring additional debt, granting liens, entering into guarantees, entering into certain mergers, making certain loans and investments, disposing of assets, prepaying certain debt, declaring dividends, accounting changes, transactions with affiliates, modifying certain material agreements or organizational documents relating to, or changing the business it conducts. In addition, the Company is subject to limitations on its ability to engage in actions other than those of a holding company.

The ABL Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under the Employee Retirement Income Security Act of 1974 as amended from time to time, material judgments, actual or asserted failure of any guaranty or security document supporting the ABL Facility to be in full force and effect, and change of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.

At September 30, 2015, the Company was in compliance with the covenants of the ABL Facility.

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

Amendment No. 4 to the ABL Facility

On January 30, 2015, the Company established an incremental permitted foreign facility in an aggregate principal amount of $30.0 million. The new facility will be used solely to issue one or more letters of credit, on behalf of the Company's foreign subsidiaries, which will reduce the reliance on the letter of credit capacity under the U.S. tranche of the ABL Facility. Concurrent with the closing of the permitted foreign facility, the Company replaced an existing letter of credit in the amount of $26.2 million under the ABL Facility with a letter of credit in the same amount under the new permitted foreign facility. At September 30, 2015, the outstanding balance under this facility was $26.2 million, which was included in the $67.4 million of total letters of credit outstanding mentioned above.

Term Loan Facility

In March 2011, Solutions closed on the Term Loan Facility that provided debt financing in an aggregate principal amount of $325.0 million. In October 2012 and February 2014, the Company amended certain terms of the Term Loan Facility and borrowed an additional $175.0 million and $170.0 million, respectively. The Company refers to these three borrowings, collectively, as the "Term Loans".

The Term Loan Facility is fully and unconditionally guaranteed, jointly and severally, by Holdings and its wholly owned subsidiary, Sub Holding. Additionally, Holdings and Sub Holding are co-borrowers under the Term Loan Facility. In addition to the $670.0 million, the Company has the right to request additional tranches of term loans in an aggregate principal amount of up to $150.0 million plus an additional amount that could be incurred without causing the Secured Net Leverage Ratio (as defined in the agreement), calculated on a pro forma basis, to be greater than 3.5 to 1.0. Availability of such additional tranches of term loans will be subject to the absence of any default and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the Term Loan Facility bear interest at the borrowers option at either (a) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 1.5%, plus an applicable margin of 3.5% or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Bank of America, N.A. as its "prime rate," (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.5%. The interest rate for the Term Loan Facility was 5.0% at September 30, 2015 and 2014.

The Term Loan Facility will mature on September 9, 2017 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the Term Loans, with the balance payable on the final maturity date, subject to the amend and extend provisions applicable under the agreement. The Company is required to make quarterly principal payments under the Term Loan Facility of $1.7 million, which may be reduced by certain optional or mandatory prepayments pursuant to the loan agreement to the extent that such payments are actually made. The Company may voluntarily prepay outstanding Term Loans, in whole or in part, without premium or penalty, other than the customary breakage costs with respect to the Eurodollar loans. Additionally, the agreement requires the Company to make early principal payments on an annual basis if cash flows for the year, as defined in the agreement, exceed certain levels specified in the agreement. For the fiscal year ended September 30, 2015, the Company had Excess Cash Flow of $59.2 million, of which $29.6 million will be required to be used as an early principal payment of the Term Loans in the first quarter of fiscal year 2016.

The Term Loan Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its capital stock or redeem, repurchase or retire its capital stock or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including capital stock of its subsidiaries, alter the business it conducts, consolidate or merge, incur liens and engage in sale-leaseback transactions. The credit agreement governing the Term Loan Facility does not require Solutions to comply with any financial maintenance covenants and contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. At September 30, 2015, the Company was in compliance with the covenants of the Term Loan Facility.

8.375% Senior Subordinated Notes

In March 2011, Solutions (the "Issuer") and Nexeo Solutions Finance Corporation (the "Co-Issuer," and together with Solutions, the "Issuers") closed a placement of $175.0 million in aggregate principal amount of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings and its wholly-owned subsidiary, Sub Holding, Archway and CSD and its subsidiaries. The Notes are general unsecured, subordinated obligations of the Issuers and mature on March 1, 2018. Interest on the Notes is paid semi-annually in arrears and accrues at the rate of 8.375% per annum. On or after March 1, 2014, the Issuers may redeem all, or from time-to-time, a part of the Notes at redemption prices ranging from 104.2% to 100.0% of principal amount plus accrued and unpaid interest.

In June 2012, the Issuers completed the exchange of the outstanding principal amount of the senior subordinated notes with new notes registered under the Securities Act with 100% of the outstanding principal amount being tendered for exchange. The terms of the new notes are identical to the terms of the old notes that were issued in March 2011, except that the new notes are now registered under the Securities Act and do not contain restrictions on transfer, registration rights or provisions for additional interest.

The Notes restrict the Company’s ability to incur indebtedness outside of the ABL Facility and Term Loan Facility unless the consolidated fixed charge coverage ratio is at least 2:1 or other financial and operational requirements are met. Additionally, the terms of the Notes restrict the Company’s ability to make certain payments to affiliated entities. At September 30, 2015, the Company was in compliance with the covenants of the Notes.

The Company received net proceeds on the Notes of $170.6 million, net of discount of $4.4 million. The discount is being amortized to interest expense over the life of the Notes using the effective interest rate method.

Notes Repurchase

During the fourth quarter of fiscal year 2015, the Company acquired $15.8 million in aggregate principal amount of the Notes for $14.8 million in cash. The Company recorded a net gain of $0.6 million, inclusive of the write-off of related debt issuance costs and original issue discount.

Debt obligations

The following table sets forth future principal payment obligations at September 30, 2015:

Debt maturities, including capital lease obligations
2016	$72.4
2017	697.6
2018	160.6
2019	1.3
2020	1.2
Thereafter	6.4

Total	$939.5

9. Derivatives

The Company is a party to interest rate swap agreements of varying expiration dates through March 2017, to help manage the Company's exposure to interest rate risk related to its variable-rate Term Loan Facility. The swaps have a quarterly settlement frequency. At September 30, 2015, the notional amount of outstanding interest rate swap agreements was $200.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

During the fiscal years ended September 30, 2015, 2014 and 2013, the Company reclassified into and recognized in income realized losses on interest rate swaps of $0.6 million, $0.7 million and $0.8 million, respectively, which were recorded in interest expense. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company recorded unrealized gains on the interest rate swaps (net of reclassifications into income) of $0.2 million, $0.4 million and $0.8 million, respectively, which were recorded in other comprehensive income. At September 30, 2015, $0.4 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

10. Fair Value Measurements

The accounting standard for fair value measurements establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy is as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2—Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

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

The Company's financial instruments recorded at fair value on a recurring basis relate solely to its interest rate swaps. The Company’s interest rate swaps are valued using quoted market prices and significant other observable and unobservable inputs. These financial instruments’ fair values are based upon trades in liquid markets and the valuation model inputs can generally be verified through over-the-counter markets and valuation techniques that do not involve significant management judgment. The fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

At September 30, 2015, the Company recorded $0.4 million in Accrued expenses and other liabilities and $0.1 million in Other non-current liabilities in the consolidated balance sheets related to these instruments. At September 30, 2014, the Company recorded $0.5 million in Accrued expenses and other liabilities and $0.2 million in Other non-current liabilities in the consolidated balance sheets related to these instruments.

During the years ended September 30, 2015 and 2014, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of those instruments.

The carrying values of borrowings outstanding under the ABL Facility and the Term Loan Facility approximate fair value at September 30, 2015 and 2014, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the Notes was $149.2 million and $174.4 million at September 30, 2015 and 2014, respectively, including accrued interest of $1.1 million and $1.2 million, respectively. The estimated fair value of the Notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair values of these instruments are calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the fiscal year ended

September 30, 2015, the Company recorded nonrecurring fair value measurements related to the Archway Acquisition and during the fiscal year ended September 30, 2014, the Company recorded nonrecurring fair value measurements related to the Archway Acquisition and the CSD Acquisition. See Note 3. These fair value measurements were classified as Level 3 within the fair value hierarchy.

11. Employee Benefit Plans

Defined Contribution Plans

Qualifying employees of the Company are eligible to participate in the Nexeo Solutions, LLC Employee Savings Plan ("401(k) Plan"). The 401(k) Plan is a defined contribution plan designed to allow employees to make tax deferred contributions as well as Company contributions, designed to assist employees of the Company and its affiliates in providing for their retirement. The Company matches 100% of employee contributions up to 4.0%. The Company will make an additional contribution to the 401(k) Plan of 1.5%, 3.0%, or 4.5%, based upon years of service of one to ten years, eleven to twenty years, and over twenty-one years of service, respectively. Employees meeting certain age requirements may also receive an additional transition contribution from the Company. A version of the 401(k) Plan is also available for qualifying employees of the Company in its foreign subsidiaries. The Company contributed a total of $10.7 million, $12.1 million and $11.7 million to the defined contribution plans in the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Of the above contributions to the plans, $6.8 million, $7.9 million and $7.6 million, respectively, were recorded as a component of selling, general and administrative expenses. The remainder was recorded as a component of cost of sales and operating expenses.

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan ("Equity Plan"). The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. With respect to units issued to certain officers and employees, 50% of the Series B units vest 20% annually over a five year period ("Time-Based Units"), and 50% of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods ("Performance-Based Units"). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors of the Company (the "Board of Directors") establishes each annual performance-based period based upon an earnings before interest, tax, depreciation, and amortization ("EBITDA") target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year. Prior to December 1, 2015 (see below), upon the occurrence of a liquidity event within seven years of the employee's beginning vesting date in which TPG Accolade, L.P. ("TPG Accolade") realized a return based upon cash received (including dividends) divided by aggregate purchase price that was equal to or greater than 3.0x, all Performance-Based Units would automatically vest, as long as the employee remained employed by the Company through the completion of the liquidity event. Furthermore, upon a termination of employment within 24 months of a change of control, all outstanding and unvested Series B units automatically vest, provided the employee remains employed by the Company at the time of the event. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series B units previously granted to officers and employees eligible to participate in the Company’s Equity Plan. The repurchase price per unit is the difference between the established threshold value at the time of redemption and the threshold value at the time of the grant.

On December 1, 2015, the Board of Directors removed the requirement for equal to or greater than 3.0x return related to a liquidity event. Accordingly, all Performance-Based Units automatically vest upon the occurrence of a liquidity event within seven years of the employee's beginning vesting date, regardless of the return realized by TPG Accolade, as long as the employee remains employed by the Company through the completion of the liquidity event. This revision represents a modification of all the unvested Performance-Based Units outstanding as of the modification date. The modification does not change the Company’s current expectations of whether the Performance-Based Units will ultimately vest and therefore does not result in the recognition of compensation cost.  If, at a future date, the Company determines it is probable the employees will vest in the modified award, it will recognize compensation cost equal to the fair value of the award at the modification date.  The Company is currently in the process of determining the new fair value per unit as of the modification date.

The fair value of the Series B units granted during the fiscal years 2015, 2014 and 2013 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of (1) expected term of two and a half to four years, (2) expected price volatility of 39.6% to 45.5%, (3) a risk-free interest rate of 0.9% to 1.2% and

(4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The Company recognized compensation expense associated with Time-Based Units of $1.2 million, $1.0 million and $1.4 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively. There was no compensation expense recognized during the fiscal years ended September 30, 2015, 2014 and 2013 related to Performance-Based Units, as the Company did not meet the pre-established EBITDA target. Expenses related to the Equity Plan are recorded as a component of selling, general and administrative expenses.

The following table summarizes Equity Plan activity during the years ended September 30, 2015, and 2014:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2013	35,227,878	$0.32
Granted	3,449,890	$0.27
Forfeited/Canceled	(5,579,000)	$0.29
Outstanding at September 30, 2014	33,098,768	$0.29
Granted	5,747,856	$0.23
Forfeited/Canceled	(380,000)	$0.29
Outstanding at September 30, 2015	38,466,624	$0.28

During the fiscal year ended September 30, 2015, the Company repurchased 20,000 unregistered Series B units in connection with the termination of employment for certain employees eligible to participate in the Company's Equity Plan, for less than $0.1 million. During the fiscal year ended September 30, 2014, the Company repurchased 378,000 unregistered Series B units in connection with the termination of employment for certain officers and employees eligible to participate in the Company’s Equity Plan, for $0.1 million. During the fiscal year ended September 30, 2013, the Company repurchased 816,000 unregistered Series B units in connection with the termination of employment for certain officers and employees eligible to participate in the Company’s Equity Plan, for $0.1 million, of which approximately half was paid in the fiscal year ending September 30, 2014. Repurchases are reflected as canceled units in the table above.

The following table summarizes the non-vested Equity Plan units during the years ended September 30, 2015 and 2014:

	Units	Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2013	26,678,241	$0.32
Granted	3,449,890	$0.27
Vested	(3,406,416)	$0.32
Forfeited	(5,201,000)	$0.28
Nonvested units at September 30, 2014	21,520,715	$0.28
Granted	5,747,856	$0.23
Vested	(3,809,946)	$0.31
Forfeited	(342,000)	$0.24
Nonvested units at September 30, 2015	23,116,625	$0.26

During the fiscal year ended September 30, 2015, a total of 3,809,946 Series B Units vested, which had a total fair value of $1.2 million. During the fiscal year ended September 30, 2014, Series B units vested totaled 3,406,416, which had a total fair value of $1.1 million. During the fiscal year ended September 30, 2013, a total of 3,303,637 Series B units vested, which had a total fair value of $1.1 million. Total unrecognized compensation cost related to the Series B units was $1.4 million at September 30, 2015, to be recognized over the next five years.

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

12. Commitments, Contingencies and Litigation

Operating Leases

The Company is a lessee of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under operating lease agreements that expire at various dates. Rent expense (including rentals under short-term leases) was $26.1 million, $23.6 million and $20.9 million for the years ended September 30, 2015, 2014, and 2013 respectively.

Future minimum non-cancellable rental payments at September 30, 2015 are as follows:

2016	$16.3
2017	12.7
2018	10.1
2019	8.0
2020	5.4
Thereafter	11.6

Total	$64.1

Environmental Remediation

Due to the nature of its business, the Company is subject to various laws and regulations pertaining to the environment and to the manufacture, sale, transportation and disposal of chemicals and hazardous materials. These laws pertain to, among other things, air and water, the management of solid and hazardous wastes, transportation, and human health and safety.

Ashland has agreed to retain all known environmental remediation liabilities ("Retained Specified Remediation Liabilities") and other environmental remediation liabilities arising prior to the closing date of the Ashland Distribution Acquisition for which Ashland receives notice prior to the fifth anniversary of the closing date of the Ashland Distribution Acquisition ("Other Retained Remediation Liabilities") (collectively "Retained Remediation Liabilities"). Ashland’s liability for Retained Remediation Liabilities is not subject to any claim thresholds or deductibles. However, in the event the Company were to incur expenses arising out of the Other Retained Remediation Liabilities, Ashland’s indemnification obligation is subject to an individual claim threshold of $0.2 million and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant, related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty), are generally limited by an individual claim threshold of $0.2 million, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Collectively, Ashland’s indemnification obligation resulting from or relating to the Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the purchase agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the purchase agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets.

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

13. Members’ Equity

Immediately after the Ashland Distribution Acquisition, TPG Accolade owned 99.8% of Holdings, and the remaining 0.2% was owned by management. Unregistered Series A units are sold to management of the Company under a subscription agreement, subject to certain transfer restrictions. Upon termination of employment, the Company may, in its sole discretion, elect to redeem unregistered Series A units previously sold to management. The repurchase price per unit is the fair market value of each unit, as determined by the established threshold value at the time of the redemption. Additionally, the Company may issue unregistered Series B units, which are also subject to certain restrictions, to certain officers and employees eligible to participate in the Company’s Equity Plan. See Note 11. The Series B units are profit interests designed to gain value only after Holdings has realized a certain level of returns for the holders of its Series A units and they are assigned a threshold value which is the fair value of the equity on a per-unit basis on the date of grant. Distributions will be made first to Series A unit holders until those holders have received a full return on their capital contributions to Holdings. Once Series A unit holders have received these amounts, the holders of Series B units will become eligible to receive distributions alongside the Series A unit holders in accordance with their sharing percentages after the threshold value for the respective Series B units has been realized.  The Series A and B units not classified as Sponsor Units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment.

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

The following table summarizes the Series A activity from September 30, 2012 through September 30, 2015:

Series A Membership Units
Balance September 30, 2012	498,140,455
Unregistered units sold to management	190,908
Repurchase of membership units	(170,000)
Balance September 30, 2013	498,161,363
Unregistered units sold to management	19,231
Repurchase of membership units	(102,728)
Balance September 30, 2014	498,077,866
Unregistered units sold to management	—
Repurchase of membership units	—
Balance September 30, 2015	498,077,866

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

There were no repurchases of unregistered Series A units during the fiscal year ended September 30, 2015. During the fiscal years ended September 30, 2014, and 2013, the Company repurchased 102,728 and 170,000 unregistered Series A units, respectively, in connection with the termination of employment for certain members of management, for $0.2 million and $0.2 million, respectively.

In accordance with the terms of Holdings’ amended and restated limited liability company agreement, the Company is required to make quarterly distributions to its members (or directly to a taxing authority on behalf of its members) in amounts equal to the estimated tax liability attributable to each member’s proportionate share of the Company’s taxable income. Such distributions are subject to the availability of funds, as determined by the Board of Directors. Holdings made tax distributions totaling $0.1 million during each of the fiscal years ended September 30, 2015, 2014 and 2013.

14. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. The Company has not recorded deferred income taxes on the undistributed earnings of certain foreign subsidiaries. As of September 30, 2015, management intends to indefinitely reinvest such earnings, which amount to $16.6 million. Management estimates a net tax impact of $1.0 million if these earnings were repatriated.

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

 The details for provision for income taxes are as follows:

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Current tax expense:
United States	$(1.7)	$3.3	$0.2
International	2.8	5.7	6.0
Total current tax expense	1.1	9.0	6.2
Deferred tax expense (benefit):
United States	2.2	(1.7)	0.1
International	0.6	—	(1.6)
Total deferred tax expense (benefit)	2.8	(1.7)	(1.5)
Total income tax expense	$3.9	$7.3	$4.7

Temporary differences that result in significant deferred tax assets and liabilities are as follows:

	September 30, 2015	September 30, 2014
Deferred Tax Assets
Foreign and state operating losses	$5.3	$2.2
Unrealized gains/losses	—	—
Fixed assets and intangibles	(0.1)	1.0
Compensation and other accruals	1.1	0.8
Other items	0.7	1.5
Valuation allowance	(3.6)	(2.5)
Total deferred tax assets	$3.4	$3.0
Deferred Tax Liabilities
Intangibles	$6.2	$4.6
Investment in Partnerships	87.1	83.5
Other items	0.4	1.9
Total deferred tax liabilities	$93.7	$90.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The U.S. and international components of income from operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follows:

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Income (loss) before income taxes
United States	$22.0	$(25.2)	$(13.0)
International	3.1	20.3	13.1
	$25.1	$(4.9)	$0.1
U.S. statutory rate	0.0%	0.0%	0.0%
Income taxes computed at U.S. statutory rate	$—	$—	$—
Income tax expense computed resulting from:
Federal income taxes	3.7	—	—
State income taxes	0.6	0.2	0.3
Net impact of foreign results	1.0	4.7	2.9
FIN 48 expense (benefit)	(0.7)	—	—
Non-U.S. withholding taxes	0.3	0.4	0.6
Stock basis adjustment	(3.0)	—	—
Permanent differences and other items	0.5	1.3	0.4
Impact of change in effective tax rate on deferred taxes	(0.2)	—	—
True-up to prior year taxes	0.6	1.0	0.6
Other	—	0.1	—
Valuation allowance	1.1	(0.4)	(0.1)
Income tax expense	$3.9	$7.3	$4.7

At September 30, 2015, the Company had foreign loss carryforwards of $24.7 million. In those countries in which net operating losses are subject to an expiration period, the Company's loss carryforwards, if not utilized, will expire at various dates from 2016 through 2025. Based on historical performance, the Company believes that it is more likely than not that taxable income in future years will allow the Company to utilize the carryforwards that have not had a valuation allowance placed against them.

At September 30, 2015 and 2014, the valuation allowance was $3.6 million and $2.5 million, respectively. In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at September 30, 2015, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

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

During fiscal year 2014, the Company completed its evaluation of income tax-related uncertainties associated with the CSD Acquisition, determined that the recognition threshold was met and recorded an initial reserve of $0.5 million associated with these uncertainties. The ultimate outcome of certain of these uncertainties was covered by indemnification provisions under the purchase agreement. Accordingly, the Company also recognized indemnification assets related to certain of these income tax-related uncertainties. The indemnification assets were initially included in Other current assets and Other noncurrent assets in the consolidated balance sheets, representing the reimbursement the Company reasonably expected to receive from funds held in escrow pursuant to the purchase agreement. In connection with the release of the funds placed in escrow in May 2015 (see Note 3), the Company wrote off the aggregate outstanding balance in these indemnification assets.

During fiscal year 2015, the Company completed its evaluation of income tax-related uncertainties associated with the Archway Acquisition, determined that the recognition threshold was met and recorded an initial reserve of $1.4 million associated with these uncertainties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below:

Balance at September 30, 2014	$0.4
Increases related to positions taken on items from prior years	1.2
Decreases related to positions taken on items from prior years	—
Increases related to positions taken in the current year	—
Lapse of statute of limitations	(0.7)
Settlement of uncertain tax positions with tax authorities	—
Balance at September 30, 2015	$0.9

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during the year ended September 30, 2015 and 2014. As of September 30, 2015 and 2014, the Company had $0.2 million and less than $0.1 million, respectively, of accrued interest and penalties associated with these uncertain tax positions.

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

15. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, "TPG") pursuant to which it provides the Company with ongoing management, advisory and consulting services. From inception of this agreement through December 31, 2013, TPG received a quarterly management fee equal to 2% of the Company’s "Adjusted EBITDA" (as defined in the agreement) for the previous quarter, subject to a minimum annual fee of $3.0 million. Effective January 1, 2014, the quarterly management fee to TPG is equal to 2% of the Company’s "Adjusted EBITDA" (as defined in the agreement) less $0.175 million, subject to a revised minimum annual amount of $2.825 million. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company recorded management fees of $3.3 million, $3.3 million and $3.4 million, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations.

The Company also pays TPG fees for consulting services in relation to the affairs of the Company, as well as reimbursements for out-of-pocket expenses incurred by it in connection with the consulting services. During the fiscal years ended September 30, 2015, 2014 and 2013, the Company recorded consulting fees (excluding reimbursements for out-of-pocket expenses) to TPG of $0.8 million, $1.4 million, and $1.5 million, respectively. These fees are recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations.

The Company currently participates in TPG’s leveraged procurement program. While the Company is no longer subject to a fee for participation in this program, the Company paid TPG a fee of $0.1 million, to participate in this program during fiscal year 2013. The fee was calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Fees associated with this program were recorded in Selling, general and administrative expenses.

The Company may also pay TPG specified success fees in connection with advice it provides in relation to certain corporate transactions. During the first quarter of fiscal year 2013, the Company paid TPG a one-time aggregate transaction fee of $10.0 million in connection with the closing of the Beijing Plaschem Acquisition, which was recorded in Transaction related costs in the consolidated statements of operations during the period from November 4, 2010 (inception) to September 30, 2011. During fiscal year 2014 and in connection with the closing of the CSD Acquisition and the Archway Acquisition, the Company recorded and paid TPG one-time aggregate transaction fees of $2.0 million, and $2.5 million, respectively, which are included in Transaction related costs in the Company's consolidated statements of operations for that period.

The Company’s sales to TPG related entities for the fiscal years ended September 30, 2015, 2014 and 2013 were $8.8 million, $17.5 million and $18.7 million respectively. There were no purchases from TPG related entities for those fiscal years.  At September 30, 2015 and 2014, TPG entities owed the Company $0.3 million and $3.7 million, respectively, included in Accounts and notes receivable in the Company's consolidated balance sheets.

Effective January 1, 2014, under the terms of a consulting services agreement, the Company agreed to pay an annual fee of $0.175 million to Steven B. Schwarzwaelder, a member of the Company’s Board of Directors, for strategic consulting services. The Company recorded fees of approximately $0.2 million and $0.1 million for the fiscal years ended September 30, 2015 and 2014, respectively, related to this agreement. These fees are recorded in Selling, general and administrative expenses in the Company's consolidated statements of operations.

In connection with the CSD Acquisition, the Company assumed a truck and lease service agreement ("Ryder Truck Lease") with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers. The Company also briefly engaged a company affiliated with Ryder for logistics advisory services. In addition, in May 2015, the Company entered into the Ryder Lease, which covers approximately 200 tractors and will replace a significant portion of the Company's older tractors. See Note 5. John Williford, a member of the Board of Directors, was the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder, from June 2008 until March 31, 2015. The Company recorded fees from Ryder and affiliated companies, inclusive of advisory services fees, reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, of $0.7 million and $0.4 million for the fiscal years ended September 30, 2015 and 2014, respectively. These costs are recorded in Cost of sales and operating expenses in the Company's consolidated statements of operations.

Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. In connection with the Archway Acquisition, the Company recorded a payable to former shareholders of Archway totaling $3.4 million related to certain tax refund receivables. Of this amount, $1.6 million and $1.4 million was paid during the fiscal years ended September 30, 2015 and 2014, respectively. Additionally, during the fourth quarter of fiscal year 2014, the Company paid $1.7 million to the former shareholders of Archway in connection with the completion of the final working capital adjustment for the Archway Acquisition. At September 30, 2015, the Company owed $0.3 million to the former shareholders, which is included in Related party payable in the Company's consolidated balance sheets.

16. Segment and Geographic Data

The Company operates through three lines of business, or operating segments: Chemicals, Plastics and Environmental Services. On July 1, 2014, the Company sold its composites operations in North America, which are classified as discontinued operations in the Company's consolidated financial statements for all periods presented. While the Company continued to occasionally distribute certain composites products in Asia post-sales of the Company's North American composites operations, these sales were minimal and therefore they are no longer identified as a separate line of business. The lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, the Chemicals and Plastics lines of business constitute separate reportable segments while the Environmental Services line of business, which does not meet the materiality threshold for separate disclosure, and the historical composites products sales in Asia are combined in an "Other" segment.

Each line of business represents unique products and suppliers, focusing on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across the Chemicals and Plastics lines of business there are numerous industry segments, end markets, and sub markets that the Company may choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability, and the Company's strategic agenda.

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

The Chemicals and Plastics lines of business are distribution businesses, while the Environmental Services line of business provides hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services. The operations acquired in the CSD Acquisition and the Archway Acquisition are included in the Company’s Chemicals line of business.

A brief description of each segment follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail cars, bulk tanker trucks and as packaged goods in trucks. The Company's chemical products are distributed in more than 50 countries worldwide, primarily in North America and Asia. In connection with the distribution of chemicals products, the Company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While the Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, HI&I, lubricants, personal care and oil and gas. Sales in the Chemicals line of business represented 49.5% of total sales for the fiscal year ended September 30, 2015 and 50.8% of total sales for the fiscal year ended September 30, 2014.

Plastics. The Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via rail car, bulk truck, truckload boxes and less-than truckload quantities. The Company's plastics products are distributed in more than 50 countries worldwide, primarily in North America, EMEA and Asia. The Plastics line of business serves a broad cross section of industrial segments with a current focus on the healthcare and automotive end markets. Sales in the Plastics line of business represented 47.5% of the total sales for the fiscal year ended September 30, 2015 and 46.6% of total sales for the fiscal year ended September 30, 2014.

Other. The Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive hazardous and non-hazardous waste collection, recovery, recycling and arrangement for disposal services in North America, primarily in the U.S. These environmental services are offered through the Company's network of distribution facilities which are used as transfer facilities. The Other segment also includes historical composites products sales in Asia. Sales in the Other segment represented 3.0% of total sales for the fiscal year ended September 30, 2015 and 2.6% of total sales for the fiscal year ended September 30, 2014.

The Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM reviews net sales to unaffiliated customers and gross profit in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s CODM in evaluating line of business performance. These expenses include depreciation and amortization, selling, general and administrative expense, corporate items such as transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income. No single customer accounted for more than 10.0% of revenues for any line of business for each of the periods reported. Intersegment revenues were insignificant. In each of the past three fiscal years, polypropylene, a product offering in the Company’s Plastics line of business, was the only product that accounted for over 10.0% of the Company's consolidated net revenue. Polypropylene accounted for 14.4%, 14.4% and 14.1% of total consolidated net revenue for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. During the fiscal years ending September 30, 2015 and 2014, one single supplier accounted for 11.9% and 10.8%, respectively of the Company's consolidated purchases. Although this supplier serves both the Plastics and Chemicals lines of business, the supplier serves primarily the Plastics line of business. There was no single supplier representing greater than 10% of total purchases in 2013.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Sales and operating revenues
Chemicals	$1,956.1	$2,293.3	$2,022.8
Plastics	1,876.1	2,101.6	1,962.4
Other	116.9	119.6	116.2
Total sales and operating revenues	$3,949.1	$4,514.5	$4,101.4
Gross profit
Chemicals	$224.4	$212.7	$168.8
Plastics	155.1	159.4	161.1
Other	28.5	29.6	28.2
Total gross profit	408.0	401.7	358.1
Selling, general & administrative	329.5	335.8	294.6
Transaction related costs	0.1	12.6	7.4
Total operating income	78.4	53.3	56.1
Other income	11.4	5.4	1.7
Interest income (expense):
Interest income	0.1	0.4	0.5
Interest expense	(64.8)	(64.0)	(58.2)
Income (Loss) from continuing operations before income taxes	$25.1	$(4.9)	$0.1

	Balance at September 30, 2015	Balance at September 30, 2014
IDENTIFIABLE ASSETS
Chemicals	$696.9	$812.5
Plastics	530.2	616.4
Other	35.1	34.5
Total identifiable assets by segment	1,262.2	1,463.4
Unallocated assets (1)	455.8	442.7
Total assets	$1,718.0	$1,906.1
(1) Includes minimal assets from discontinued operations for both periods ending September 30, 2015 and 2014. See Note 3.

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
North America	$3,281.5	$3,610.3	$3,258.2
EMEA	486.3	616.3	577.1
Asia	181.3	287.9	266.1
Total	$3,949.1	$4,514.5	$4,101.4

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the SEC. The consolidating financial statements reflect the Company’s financial position at September 30, 2015 and 2014; the results of operations, items of comprehensive income/loss and cash flows for the fiscal years ended September 30, 2015, 2014 and 2013.

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

The remaining subsidiaries ("Non-Guarantor Subsidiaries") at September 30, 2015 are not guarantors of the Notes.

The consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at September 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.2	$—	$0.3	$73.1	$54.1	$—	$127.7
Accounts and notes receivable, net	—	—	—	373.1	135.6	—	508.7
Inventories	—	—	—	229.7	95.4	—	325.1
Intercompany advances	—	—	—	0.6	—	(0.6)	—
Deferred income taxes	—	—	—	0.1	0.9	—	1.0
Other current assets	—	—	—	10.2	10.8	—	21.0
Total current assets	0.2	—	0.3	686.8	296.8	(0.6)	983.5
Property, plant and equipment, net	—	—	—	219.9	11.3	—	231.2
Goodwill and other intangibles, net	—	—	—	385.7	99.4	—	485.1
Deferred income taxes	—	—	—	—	0.3	—	0.3
Other non-current assets	—	—	0.1	17.5	0.3	—	17.9
Intercompany advances	—	—	—	101.3	—	(101.3)	—
Investment in subsidiaries	404.5	—	241.0	161.5	—	(807.0)	—
Total assets	$404.7	$—	$241.4	$1,572.7	$408.1	$(908.9)	$1,718.0
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long- term debt and capital lease obligations	$0.4	$—	$0.3	$36.8	$34.9	$—	$72.4
Intercompany advances	0.4	—	0.2	—	—	(0.6)	—
Accounts payable, accrued expenses and other liabilities	0.1	—	0.9	286.9	105.0	—	392.9
Deferred income taxes	—	—	—	—	0.1	—	0.1
Total current liabilities	0.9	—	1.4	323.7	140.0	(0.6)	465.4
Long-term debt and capital lease obligations, less current portion, net	118.8	—	31.9	712.8	—	—	863.5
Deferred income taxes	—	—	87.1	0.3	4.1	—	91.5
Other non-current liabilities	—	—	—	11.4	1.2	—	12.6
Intercompany advances	—	—	—	—	101.3	(101.3)	—
Total liabilities	119.7	—	120.4	1,048.2	246.6	(101.9)	1,433.0
Members’ Equity
Total members’ equity	285.0	—	121.0	524.5	161.5	(807.0)	285.0
Total liabilities and members’ equity	$404.7	$—	$241.4	$1,572.7	$408.1	$(908.9)	$1,718.0

Condensed Consolidating Balance Sheets at September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$0.9	$—	$—	$40.1	$47.2	$—	$88.2
Accounts and notes receivable, net	—	—	—	458.8	177.8	—	636.6
Inventories	—	—	—	266.6	123.3	—	389.9
Intercompany advances	—	—	1.6	0.6	—	(2.2)	—
Deferred income taxes	—	—	—	—	1.6	—	1.6
Other current assets	—	—	0.1	14.0	17.8	—	31.9
Total current assets	0.9	—	1.7	780.1	367.7	(2.2)	1,148.2
Property, plant and equipment, net	—	—	—	211.1	12.9	—	224.0
Goodwill and other intangibles, net	—	—	—	398.5	108.4	—	506.9
Deferred income taxes	—	—	—	—	0.4	—	0.4
Other non-current assets	—	—	0.4	25.9	0.3	—	26.6
Intercompany advances	—	—	—	97.9	—	(97.9)	—
Investment in subsidiaries	437.3	—	242.0	183.8	—	(863.1)	—
Total assets	$438.2	$—	$244.1	$1,697.3	$489.7	$(963.2)	$1,906.1
Liabilities & Members’ Equity
Current Liabilities
Short-term borrowings and current portion of long- term debt and capital lease obligations	$0.4	$—	$0.3	$6.1	$47.6	$—	$54.4
Intercompany advances	0.4	—	0.1	1.7	—	(2.2)	—
Accounts payable, accrued expenses and other liabilities	0.1	—	4.6	362.5	141.8	—	509.0
Deferred income taxes	—	—	4.1	—	—	—	4.1
Total current liabilities	0.9	—	9.1	370.3	189.4	(2.2)	567.5
Long-term debt and capital lease obligations, less current portion, net	115.8	—	42.5	751.1	9.0	—	918.4
Deferred income taxes	—	—	80.9	0.2	3.8	—	84.9
Other non-current liabilities	—	—	—	7.7	2.8	—	10.5
Intercompany advances	—	—	0.3	—	97.6	(97.9)	—
Total liabilities	116.7	—	132.8	1,129.3	302.6	(100.1)	1,581.3
Redeemable noncontrolling interest	—	—	—	—	3.3	—	3.3
Members’ Equity
Total members’ equity	321.5	—	111.3	568.0	183.8	(863.1)	321.5
Total liabilities and members’ equity	$438.2	$—	$244.1	$1,697.3	$489.7	$(963.2)	$1,906.1

Condensed Consolidating Statements of Operations
For the Year Ended September 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$3,029.0	$920.1	$—	$3,949.1
Cost of sales and operating expenses	—	—	—	2,690.6	850.5	—	3,541.1
Gross profit	—	—	—	338.4	69.6	—	408.0
Selling, general and administrative expenses and transaction related costs	—	—	0.3	268.5	60.8	—	329.6
Operating income (loss)	—	—	(0.3)	69.9	8.8	—	78.4
Other income (expense):
Interest expense, net	(3.6)	—	(1.5)	(53.2)	(6.4)	—	(64.7)
Equity in earnings of subsidiaries	24.0	—	3.9	(0.5)	—	(27.4)	—
Other income	—	—	8.2	2.4	0.8	—	11.4
Income from continuing operations before income taxes	20.4	—	10.3	18.6	3.2	(27.4)	25.1
Income tax expense (benefit)	—	—	0.8	(0.4)	3.5	—	3.9
Net income (loss) from continuing operations	20.4	—	9.5	19.0	(0.3)	(27.4)	21.2
Net loss from discontinued operations, net of tax	—	—	—	(0.6)	(0.2)	—	(0.8)
Net income (loss)	20.4	—	9.5	18.4	(0.5)	(27.4)	20.4
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$20.4	$—	$9.5	$18.4	$(0.5)	$(27.4)	$20.4

Condensed Consolidating Statements of Operations
For the Year Ended September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$3,313.7	$1,200.8	$—	$4,514.5
Cost of sales and operating expenses	—	—	—	2,999.4	1,113.4	—	4,112.8
Gross profit	—	—	—	314.3	87.4	—	401.7
Selling, general and administrative expenses and transaction related costs	—	—	6.7	282.1	59.6	—	348.4
Operating income	—	—	(6.7)	32.2	27.8	—	53.3
Other income (expense):
Interest expense, net	(2.5)	—	(1.2)	(51.4)	(8.5)	—	(63.6)
Equity in earnings of subsidiaries	8.7	—	7.7	17.8	—	(34.2)	—
Other income	—	—	—	4.4	1.0	—	5.4
Income (loss) from continuing operations before income taxes	6.2	—	(0.2)	3.0	20.3	(34.2)	(4.9)
Income tax expense	—	—	1.3	0.4	5.6	—	7.3
Net income (loss) from continuing operations	6.2	—	(1.5)	2.6	14.7	(34.2)	(12.2)
Net income from discontinued operations, net of tax	—	—	—	15.3	3.1	—	18.4
Net income (loss)	6.2	—	(1.5)	17.9	17.8	(34.2)	6.2
Net income attributable to noncontrolling interest	(1.3)	—	—	(1.3)	(1.3)	2.6	(1.3)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$4.9	$—	$(1.5)	$16.6	$16.5	$(31.6)	$4.9

Condensed Consolidating Statements of Operations for the Year Ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$2,976.6	$1,124.8	$—	$4,101.4
Cost of sales and operating expenses	—	—	2,696.9	1,046.4	—	3,743.3
Gross profit	—	—	279.7	78.4	—	358.1
Selling, general and administrative expenses and transaction related costs	—	—	245.0	57.0	—	302.0
Operating income	—	—	34.7	21.4	—	56.1
Other income (expense):
Interest expense, net	—	—	(48.5)	(9.2)	—	(57.7)
Equity in earnings of subsidiaries	9.1	—	10.9	—	(20.0)	—
Other income	—	—	1.0	0.7	—	1.7
Income (loss) from continuing operations before income taxes	9.1	—	(1.9)	12.9	(20.0)	0.1
Income tax expense	—	—	0.5	4.2	—	4.7
Net income (loss) from continuing operations	9.1	—	(2.4)	8.7	(20.0)	(4.6)
Net income from discontinued operations, net of tax	—	—	11.5	2.2	—	13.7
Net income	9.1	—	9.1	10.9	(20.0)	9.1
Net income attributable to noncontrolling interest	(1.7)	—	(1.7)	(1.7)	3.4	(1.7)
Net income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries	$7.4	$—	$7.4	$9.2	$(16.6)	$7.4

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended September 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$20.4	$—	$9.5	$18.4	$(0.5)	$(27.4)	$20.4
Unrealized foreign currency translation loss, net of tax	(27.2)	—	—	(27.2)	(25.2)	52.4	(27.2)
Unrealized gain on interest rate hedges, net of tax	0.2	—	—	0.2	—	(0.2)	0.2
Other comprehensive loss, net of tax	(27.0)	—	—	(27.0)	(25.2)	52.2	(27.0)
Total comprehensive income (loss), net of tax	(6.6)	—	9.5	(8.6)	(25.7)	24.8	(6.6)
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	—	—	0.1	0.1	(0.2)	0.1
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(6.5)	$—	$9.5	$(8.5)	$(25.6)	$24.6	$(6.5)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6.2	$—	$(1.5)	$17.9	$17.8	$(34.2)	$6.2
Unrealized foreign currency translation loss, net of tax	(11.1)	—	—	(10.8)	(10.1)	20.9	(11.1)
Unrealized gain on interest rate hedges, net of tax	0.4	—	—	0.4	—	(0.4)	0.4
Other comprehensive loss, net of tax	(10.7)	—	—	(10.4)	(10.1)	20.5	(10.7)
Total comprehensive income (loss), net of tax	(4.5)	—	(1.5)	7.5	7.7	(13.7)	(4.5)
Comprehensive income attributable to noncontrolling interest, net of tax	(1.0)	—	—	(1.0)	(1.0)	2.0	(1.0)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(5.5)	$—	$(1.5)	$6.5	$6.7	$(11.7)	$(5.5)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9.1	$—	$9.1	$10.9	$(20.0)	$9.1
Unrealized foreign currency translation gain, net of tax	1.7	—	1.6	3.8	(5.4)	1.7
Unrealized gain on interest rate hedges, net of tax	0.8	—	0.8	—	(0.8)	0.8
Other comprehensive income, net of tax	2.5	—	2.4	3.8	(6.2)	2.5
Total comprehensive income, net of tax	11.6	—	11.5	14.7	(26.2)	11.6
Comprehensive income attributable to noncontrolling interest, net of tax	(2.0)	—	(2.0)	(2.0)	4.0	(2.0)
Total comprehensive income attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$9.6	$—	$9.5	$12.7	$(22.2)	$9.6

Condensed Consolidating Statements of Cash Flows For the Year Ended September 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operating activities from continuing operations	$(3.6)	$—	$9.2	$124.1	$30.0	$(5.0)	$154.7
Net cash provided by (used in) operating activities from discontinued operations	—	—	—	(0.4)	(0.2)	—	(0.6)
Net cash provided by (used in) operating activities	(3.6)	—	9.2	123.7	29.8	(5.0)	154.1
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(33.9)	(1.7)	—	(35.6)
Proceeds from the disposal of property and equipment	—	—	—	4.0	0.1	—	4.1
Investment in subsidiaries	(0.1)	—	—	(34.3)	—	34.4	—
Net cash used in investing activities from continuing operations	(0.1)	—	—	(64.2)	(1.6)	34.4	(31.5)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—	—	—
Net cash provided by (used in) investing activities	(0.1)	—	—	(64.2)	(1.6)	34.4	(31.5)
Cash Flows From Financing Activities
Tax distributions associated with membership interests	—	—	—	(0.1)	—	—	(0.1)
Purchase of additional noncontrolling equity interest in Nexeo Plaschem	—	—	—	—	(34.3)	—	(34.3)
Proceeds from short-term debt	—	—	—	—	39.6	—	39.6
Repayments of short-term debt	—	—	—	—	(51.7)	—	(51.7)
Investment from parent	—	—	0.1	—	34.3	(34.4)	—
Preferred interest payment	—	—	—	(5.0)	—	5.0	—
Transfers to/from affiliates	—	—	1.7	(0.5)	(1.2)	—	—
Proceeds from issuance of long-term debt	3.5	—	2.1	401.7	88.5	—	495.8
Repayment of long-term debt	(0.5)	—	(12.8)	(422.6)	(95.2)	—	(531.1)
Net cash provided by (used in) financing activities	3.0	—	(8.9)	(26.5)	(20.0)	(29.4)	(81.8)
Effect of exchange rate changes on cash	—	—	—	—	(1.3)	—	(1.3)
Increase (Decrease) in Cash	(0.7)	—	0.3	33.0	6.9	—	39.5
Beginning Cash Balance	0.9	—	—	40.1	47.2	—	88.2
Ending Cash Balance	$0.2	$—	$0.3	$73.1	$54.1	$—	$127.7

Condensed Consolidating Statements of Cash Flows For the Year Ended September 30, 2014

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operating activities from continuing operations	$(2.3)	$—	$(7.7)	$51.4	$9.4	$—	$50.8
Net cash provided by (used in) operating activities from discontinued operations	—	—	—	7.3	(0.6)	—	6.7
Net cash provided by (used in) operating activities	(2.3)	—	(7.7)	58.7	8.8	—	57.5
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(49.2)	(0.7)	—	(49.9)
Proceeds from the disposal of property and equipment	—	—	—	0.9	0.1	—	1.0
Insurance proceeds related to property and equipment	—	—	—	4.0	—	—	4.0
Acquisitions	—	—	(205.1)	(20.0)	—	—	(225.1)
Investment in subsidiaries	(112.7)	—	—	(100.4)	—	213.1	—
Net cash used in investing activities from continuing operations	(112.7)	—	(205.1)	(164.7)	(0.6)	213.1	(270.0)
Net cash provided by investing activities from discontinued operations	—	—	—	51.7	8.4	—	60.1
Net cash provided by (used in) investing activities	(112.7)	—	(205.1)	(113.0)	7.8	213.1	(209.9)
Cash Flows From Financing Activities
Repurchases of membership units	(0.3)	—	—	—	—	—	(0.3)
Tax distributions associated with membership interests	(0.1)	—	—	—	—	—	(0.1)
Purchase of additional noncontrolling equity interest in Nexeo Plaschem	—	—	—	—	(92.2)	—	(92.2)
Proceeds from short-term debt	—	—	—	—	98.1	—	98.1
Repayments of short-term debt	—	—	—	—	(102.1)	—	(102.1)
Investment from parent	—	—	112.7	—	100.4	(213.1)	—
Transfers to/from affiliates	0.1	—	(1.7)	31.3	(29.7)	—	—
Proceeds from issuance of long-term debt	167.5	—	129.5	813.9	206.4	—	1,317.3
Repayment of long-term debt	(51.3)	—	(27.7)	(776.6)	(196.8)	—	(1,052.4)
Payments of debt issuance costs	—	—	—	(1.8)	—	—	(1.8)
Net cash provided by (used in) financing activities	115.9	—	212.8	66.8	(15.9)	(213.1)	166.5
Effect of exchange rate changes on cash	—	—	—	—	(0.5)	—	(0.5)
Increase (Decrease) in Cash	0.9	—	—	12.5	0.2	—	13.6
Beginning Cash Balance	—	—	—	27.6	47.0	—	74.6
Ending Cash Balance	$0.9	$—	$—	$40.1	$47.2	$—	$88.2

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

There was no impact to the non-guarantor subsidiaries from the above non-cash transactions.

Condensed Consolidating Statements of Cash Flows For the Year Ended September 30, 2013

	Holdings	Finance	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operations
Net cash provided by (used in) operating activities from continuing operations	$0.1	$—	$(23.0)	$(28.8)	$—	$(51.7)
Net cash provided by operating activities from discontinued operations	—	—	13.7	2.1	—	15.8
Net cash provided by (used in) operating activities	0.1	—	(9.3)	(26.7)	—	(35.9)
Cash Flows From Investing Activities
Additions to property and equipment	—	—	(36.4)	(1.7)	—	(38.1)
Proceeds from the disposal of property and equipment	—	—	1.0	1.6	—	2.6
Acquisitions	—	—	—	(57.9)	—	(57.9)
Investment in subsidiaries	—	—	(3.0)	—	3.0	—
Net cash used in investing activities from continuing operations	—	—	(38.4)	(58.0)	3.0	(93.4)
Net cash used in investing activities from discontinued operations	—	—	(0.5)	—	—	(0.5)
Net cash used in investing activities	—	—	(38.9)	(58.0)	3.0	(93.9)
Cash Flows From Financing Activities
Proceeds from sale of membership units	0.4	—	—	—	—	0.4
Repurchase of membership units	(0.3)	—	—	—	—	(0.3)
Tax distributions associated with membership units	(0.1)	—	—	—	—	(0.1)
Payments on short-term obligations associated with the Beijing Plaschem Acquisition	—	—	—	(26.9)	—	(26.9)
Proceeds from short-term debt	—	—	—	65.6	—	65.6
Repayments of short-term debt	—	—	—	(14.2)	—	(14.2)
Investment from parent	—	—	—	3.0	(3.0)	—
Transfer to/from affiliates	(0.2)	—	(7.6)	7.8	—	—
Proceeds from the issuance of long-term debt	—	—	731.6	171.5	—	903.1
Repayment of long-term debt	—	—	(655.3)	(193.1)	—	(848.4)
Payments of debt issuance costs	—	—	(8.0)	—	—	(8.0)
Net cash provided by (used in) financing activities	(0.2)	—	60.7	13.7	(3.0)	71.2
Effect of exchange rate changes on cash	—	—	—	(2.1)	—	(2.1)
Increase (Decrease) in Cash	(0.1)	—	12.5	(73.1)	—	(60.7)
Beginning Cash Balance	0.1	—	15.1	120.1	—	135.3
Ending Cash Balance	$—	$—	$27.6	$47.0	$—	$74.6

18. Subsequent Events

Ryder Lease

As of November 20, 2015, the Company had taken delivery of 54 additional tractors under the Ryder Lease. Upon receipt of these tractors, $7.1 million of equipment cost and corresponding capital lease obligations were recorded in the consolidated financial statements. Additionally, as of the same date, the Company had sold 43 of its old tractors for proceeds of $0.9 million and had recognized a gain of $0.9 million.

ABL Facility

At September 30, 2015, the Company had $85.5 million in borrowings outstanding under the ABL Facility. As of November 30, 2015, the Company had repaid this balance in full.

Restricted Equity Plan

On December 1, 2015, the Board of Directors approved a modification of certain vesting provisions related to the Series B Performance-Based Units. See Note 11.

Nexeo Solutions Holdings, LLC and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

	Balance Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance End of Period
(in millions)
Year Ended September 30, 2015
Allowance for doubtful accounts	$6.3	$0.6	$—		$(3.1)	(1)	$3.8
Reserve for sales returns and allowances	2.0	—	(0.4)	(2)	—		1.6
Year Ended September 30, 2014
Allowance for doubtful accounts	$3.7	$4.2	$—		$(1.6)	(1)	$6.3
Reserve for sales returns and allowances	1.9	—	0.1	(2)	—		2.0
Year Ended September 30, 2013
Allowance for doubtful accounts	$3.3	$1.7	—		(1.3)	(1)	$3.7
Reserve for sales returns and allowances	1.9	—	—		—		1.9

(1)	Accounts written off during the year, net of recoveries and foreign exchange impact.

(2)	Amounts represent estimates for expected sales returns.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of September 30, 2015.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (2013) ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management reviewed the results of its evaluation with the Audit Committee of the Company’s Board of Directors.  Based on our evaluation under the framework in the 2013 Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2015, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Archway Acquisition closed on April 1, 2014, and as of July 1, 2015, we have fully integrated the acquired operations into our overall internal controls over financial reporting. Management included Archway in the assessment of the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2015. See Note 3 to our consolidated financial statements for additional information on the Archway Acquisition.

Item 9B. Other Information

Base Compensation & Target Bonus Opportunity for Certain Officers

On December 1, 2015, the Compensation Committee of the Board of Directors of the Company voted to adjust the base compensation and target bonus opportunity of certain of our named executive officers. For additional detail, see Note 2 to the “NEO Base Salary & Target Bonus Opportunity” section in Item 11 of this Form 10-K below.

Series B Unit Grant for Certain Officer

In addition, the Compensation Committee also approved a one-time grant of 357,143 Series B Units to David A. Bradley with a threshold value of $1.40 per Series B Unit. For additional detail, see Note 3 to the “Grants of Plan-Based Awards for the 2015 Fiscal Year” section in Item 11 of this Form 10-K below. Attached as Exhibit 10.8 is the Series B Unit Agreement with David A. Bradley.

Retention Agreements for Certain Officers

The Compensation Committee also voted to approve the following retention bonuses for each named executive officer and agreed to remove the 3x MoM threshold for vesting of Performance-Based Units following a Liquidity Event (as defined in the “Potential Payments Upon Termination or a Change of Control” section in Item 11 of this Form 10-K below), provided each named executive officer agreed to remain with the Company through May 31, 2016. The retention bonuses are being paid concurrent with the fiscal year 2015 Bonus Plan awards.

Name	Title	Retention Bonus Amount
David A. Bradley	Chief Executive Officer	$635,000
Ross J. Crane	Chief Financial Officer	$232,882
Michael B. Farnell, Jr.	Chief Legal Officer	$130,175
Henry E. Harrell, III	Senior Vice President, Chemicals	$149,003
Ronald J. LaBuschewsky	Senior Vice President, Supply Chain	$123,031

See Note 2 to the "NEO Base Salary & Target Bonus Opportunity" section in Item 11 of this Form 10-K below. Attached as Exhibit 10.15 is the form of the Retention Agreement.

Director Resignation
On December 7, 2015, Mr. Kevin R. Burns resigned from the Board of Directors of Nexeo Solutions Holdings, LLC. Mr. Burns did not resign as a result of any disagreement with the Company.  Mr. Burns was a member of the Company’s Executive Committee and was the Chairman of the Company’s Compensation Committee.  In connection with Mr. Burns’ resignation, Mr. Nathan Wright will now serve on the Company’s Executive Committee and Mr. Steven Schneider will now serve as the Chairman of the Company’s Compensation Committee.

The foregoing summaries do not purport to be complete and are qualified in their entirety by reference to the indicated portions of this Form 10-K and the terms of Exhibits 10.8, 10.14 and 10.15, as applicable.

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

Name	Age	Position
David A. Bradley	44	President, Chief Executive Officer and Director
Ross J. Crane	52	Executive Vice President, Chief Financial Officer
Michael B. Farnell, Jr.	45	Executive Vice President, Chief Legal Officer and Secretary
Lisa P. Britt	47	Executive Vice President and Chief Human Resources Officer
David L. Chapman	56	Executive Vice President and Chief Information Officer
Henry E. Harrell	55	Senior Vice President—Chemicals
Ronald J. LaBuschewsky	48	Senior Vice President—Supply Chain
Alberto J. Machado	51	Senior Vice President—Environmental Services and Strategic Growth
Shawn D. Williams	52	Senior Vice President—Plastics
Kristina A. Smith	50	Vice President—Controller and Chief Accounting Officer
Michael L. Everett	49	Vice President and Treasurer
Dan F. Smith	69	Chairman of the Board
Kenneth M. Burke	66	Director
Kevin R. Burns	51	Director
Steven J. Schneider	55	Director
Steven B. Schwarzwaelder	60	Director
General (Retired) Walter L. "Skip" Sharp	63	Director
John H. Williford	59	Director
Nathan H. Wright	49	Director
Christopher J. Yip	33	Director

David A. Bradley—President, Chief Executive Officer and Director. Mr. Bradley has served as our President and Chief Executive Officer since March 15, 2011 and as a Director since April 29, 2011. Mr. Bradley served as Chief Operating Officer of Kraton Performance Polymers, Inc. from December 2009 through January 2011, as Vice President of Global Operations from December 2004 until December 2009 and as Vice President of Business Transformation from April 2004 until December 2004. Mr. Bradley also served as Chief Operating Officer of Kraton Polymers LLC, Elastomers Holdings LLC and Kraton Polymers U.S. LLC from April 2004 through January 2011 and as Chief Operating Officer of K.P. Global Holdings C.V. from December 2006 through January 2011. Prior to joining Kraton Performance Polymers, Inc., Mr. Bradley served as the Lexan Manufacturing Manager at GE Plastics’ Mount Vernon, Indiana, site. Mr. Bradley served in a variety of leadership positions for GE Plastics from 1994 to 2004, which included roles in business process development and Six Sigma. Mr. Bradley holds a B.S. degree in Chemical Engineering from the University of Louisville and serves on the Industrial Board of Advisors for the Speed School of Engineering at the University of Louisville since May 2015.

Mr. Bradley has had a notable career in the chemical industry, including several years as an executive officer. Mr. Bradley’s extensive experience, together with his training in chemical engineering and broad industry knowledge, enable Mr. Bradley to provide our Board of Directors with executive counsel on a full range of business, strategic and professional matters.

Ross J. Crane—Executive Vice President, Chief Financial Officer. Mr. Crane has served as our Executive Vice President and Chief Financial Officer since August 8, 2011, and as our Treasurer from August 8, 2011 through November 14, 2011. Prior to joining Nexeo, Mr. Crane served as Chief Financial Officer for Belkin International, Inc. from September 2008 to August 2011. Prior to joining Belkin International, Inc., Mr. Crane served as Senior Vice President, Strategic Initiatives, Chief Financial Officer, North America, and Interim President, North America at Ingram Micro Inc., the world’s largest distributor of technology goods and services from August 2005 to September 2008. From November 1994 to August 2005, Mr. Crane held various senior financial positions at Avnet Inc., including Senior Vice President, Group Financial Officer of Avnet Electronics Marketing. From 1999 to 2002, Mr. Crane served as Vice President, and subsequently Senior Vice President, Group Financial Officer of Avnet Applied Computing. Prior to joining Avnet Inc., Mr. Crane spent six years with Honeywell Inc. in its Space Systems Group and its Industrial Automation and Control Group. During this six-year period, Mr. Crane held a variety of positions in manufacturing, government relations, working capital management, program accounting and financial planning and reporting. Mr. Crane received his B.S. and M.B.A. in Finance from Arizona State University and graduated Magna Cum Laude. Mr. Crane also served as a member of the Dean’s Board of Excellence for the Barrett Honors College in Arizona State University’s College of Business.

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

Ronald J. LaBuschewsky—Senior Vice President—Supply Chain. Mr. LaBuschewsky has served as our Senior Vice President-Supply Chain since November 13, 2014. Mr. LaBuschewsky previously served as Vice President of Operations from August 26, 2013 through November 12, 2014. Mr. LaBuschewsky served as Chief Operating Officer of Intrapac International Group from December 2011 to August 2013. Mr. LaBuschewsky served as Chief Operating Officer of Peninsula Packaging Inc. from January 2011 to December 2011. Prior to joining Peninsula Packaging, Mr. LaBuschewsky spent 6 years with Bway Packaging Inc. in a variety of leadership roles including Director of Quality, Vice President of Nampac Division, and Vice President of Plastics. Prior to Bway, Mr. LaBuschewsky spent 16 years at Graham Packaging where he held various Operations leadership roles. Mr. LaBuschewsky received his BS and MBA degrees in Business Administration and Management from the University of Phoenix.

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

Kevin R. Burns—Director. Mr. Burns served on our Board of Directors from April 29, 2011 to December 7, 2015. Mr. Burns has been a TPG Partner since October 2003. In March 2008, he became the Partner responsible for TPG’s Manufacturing/Industrials Sector within the North American Buyout Group. Prior to joining TPG, from 1998 to 2003, Mr. Burns, served as Executive Vice President and Chief Materials Officer of Solectron Corporation, a $12 billion electronics manufacturing services provider. Prior to joining Solectron Corporation, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to joining Westinghouse Corporation, Mr. Burns was a consultant at McKinsey & Company, Inc. and held various operating roles at the General Electric Corporation. Mr. Burns currently is on the Board of American Tire Distributors, Inc., Chobani and FleetPride, Inc. He also served as a director and member of the Compensation Committee of Armstrong World Industries, Inc. from September 2009 through September 2014. Mr. Burns served on the Board of Directors of Freescale Semiconductor, Inc. from July 2008 through March 2011, Graphic Packaging Holding Company from July 2009 through November 2011 and Isola Group from September 2009 through September 2015. Mr. Burns holds a B.S. degree in Mechanical and Metallurgical Engineering (cum laude) from the University of Connecticut and holds an M.B.A. degree from the Wharton School of Business.

Mr. Burns’ significant experience in the manufacturing and industrials industries, together with his board experience, allowed Mr. Burns to provide instrumental leadership, operational, financial and strategic planning experience to our Board of Directors.

Steven J. Schneider-Director. Mr. Schneider has served on our Board of Directors since April 22, 2015. Mr. Schneider is a Partner and Managing Director of TPG and Chairman of TPG Japan. Since joining TPG in 2005, Mr. Schneider has led the firm’s efforts in portfolio company turnarounds and transformations across the Asian region. Since October 2014, Mr. Schneider has served as the Chairman and non-executive director of Avon Products Company Limited (“Avon-Japan”). Mr. Schneider has served as the Chairman and non-executive director of HCP and as a non-executive director of Alinta Holdings since 2011 and as a Director of United Test and Assembly Centre Ltd. since 2009. He previously served on the Board of Directors for Unitrust Finance & Leasing Corporation from 2009 to January 2014. Mr. Schneider held non-executive director positions at Hanaro Telecom, Healthscope Limited, Parkway Holdings, Myer Department Stores and NIS Group Co., Ltd. Prior to joining TPG in 2005, Mr. Schneider worked for the General Electric Company in various international, operational and leadership roles in the United States and Asia where he was a Corporate Officer, Member of the Corporate Executive Committee and the President and CEO of GE Asia. He received a Bachelor of Arts in Business Administration from Grove City College.

Mr. Schneider's extensive business experience, including his international experience, allows Mr. Schneider to provide instrumental operational, financial and strategic planning guidance to our Board of Directors.

Steven B. Schwarzwaelder—Director. Mr. Schwarzwaelder has served on our Board of Directors since November 3, 2011. Mr. Schwarzwaelder retired from McKinsey & Company, Inc. in 2007 after 27 years, serving as a Director, elected member of their Shareholders’ Council from 2000 to 2006 and as an appointed member of the Managing Director’s Advisory Committee, Director Review Committee, Chair of the External Candidate Election Committee and the firm’s Knowledge Committee. Prior to joining McKinsey & Company, Inc., Mr. Schwarzwaelder received a B.A. with a major in Economics from Denison University, where he graduated with Highest Distinction and was elected Phi Beta Kappa. Following graduation from Denison, Mr. Schwarzwaelder worked for Inland Steel Company in Chicago while earning his M.B.A. degree from the University of Chicago in 1980. Mr. Schwarzwaelder serves on the Board of Directors and Compensation Committee of Greatwide Logistics Services/Cardinal since March 2011 and as an Executive Coach of TeleTracking Technologies, Inc., a Pittsburgh company serving the operational needs of healthcare providers, since January 2015. He served on the Board of Directors of Dana Holding Corporation from October 2011 through April 2014 and Syncreon Global Holdings Limited from December 2013 through April 2015. Mr. Schwarzwaelder serves as a Senior Advisor to TPG’s Industrial and Manufacturing Sector since March 2011.

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

Holdings adopted an Audit Committee charter defining the committee’s primary duties. The principal duties and responsibilities of our Audit Committee include:

•	retaining and terminating our independent auditors;

•	approving all auditing services and related fees and terms;

•	pre-approving any non-audit services to be rendered by our independent auditors;

•	making determinations as to the independence and objectivity of our auditors;

•	reviewing with management and the independent auditors the financial information to be included in our annual report; and

•	making determinations whether to recommend to the Board of Directors that the audited financial statements be included in our annual report.

Compensation Committee

The members of our Compensation Committee are Messrs.  Burns, Schneider, Schwarzwaelder, Sharp and Smith. Mr. Burns is the Chairman of our Compensation Committee. The purpose of this committee is to oversee the discharge of the responsibilities of our Board of Directors relating to compensation of executive officers. Our Compensation Committee also administers the incentive compensation and benefit plans of Holdings and the Issuer. Holdings adopted a Compensation Committee charter defining the committee’s primary duties. The principal duties and responsibilities of our Compensation Committee include:

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

Holdings adopted a Nominating and Governance Committee charter defining the committee’s primary duties. The principal duties and responsibilities of our Nominating and Governance Committee include:

•	assessing the need for new directors and identifying individuals qualified to become directors;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board corporate governance guidelines; and

•	overseeing the evaluation of the Board of Directors and executive officers.

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

Code of Ethics

We have adopted a code of ethics which applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the code of ethics may be obtained by a prospective investor without charge by contacting Investor Relations, 3 Waterway Square Plaza, Suite 1000, The Woodlands, TX, 77380.

Item 11. Executive Compensation

The following discussion and analysis of compensation arrangements of our named executive officers ("NEOs") for the fiscal year ended September 30, 2015 (as described in the Summary Compensation Table below) should be read together with the compensation tables and related disclosures provided below and in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. Compensation information included in the following discussion is presented in actual dollar amounts. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

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

In fiscal year 2015, we benchmarked our compensation elements against our peer group and performed an analysis of our peers’ executive compensation packages to more closely gauge the competitiveness of our compensation. The Compensation Committee used the results of that analysis to help determine the compensation of our NEOs for fiscal year 2016. The Compensation Committee looked to the peer group identified in the table below for comparables, with a determination to generally provide total cash compensation at the 50th percentile and a focus to ensure alignment with the elements identified in the "Summary of Our Executive Compensation Program" section above and to consider the value of the executive or the executive’s role in relation to competiveness of the market.
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

Setting Executive Compensation

Through September 30, 2011, our Board of Directors made all decisions regarding the compensation of our executive officers with input from our CEO, with the exception being his own compensation. After our Board of Directors established the Compensation Committee in November 2011, the Compensation Committee assumed responsibility for designing, implementing and administering our executive compensation programs going forward, guided by the compensation philosophy stated above. Each year the CEO makes recommendations to the Compensation Committee, except with respect to his own compensation, regarding such components as salary adjustments, target annual incentive opportunities and the value of long-term incentive awards for the executive officers. In making his recommendations, the CEO considers such components as experience level, individual performance, overall contribution to Company performance and market data for similar positions. The Compensation Committee takes the CEO’s recommendations under advisement, but the Compensation Committee makes all final decisions regarding executive officer compensation, except for the CEO whose compensation is finally determined by the Board of Directors. With the exception of discussions regarding his compensation, our CEO will attend committee meetings as necessary. The Compensation Committee may also consult other employees, including the other NEOs, when making compensation decisions, but the Compensation Committee is under no obligation to involve our NEOs in its decision making process.

We have engaged Pearl Meyer & Partners ("PM&P") as our executive compensation consultant since 2012. In addition to performing a review of peer company executive compensation packages, PM&P advises our Compensation Committee on matters related to executive compensation to help guide, develop and implement our executive compensation programs. PM&P performs no other services for us.

Base Salary

The base salary for each of our NEOs is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries are determined for each NEO based on his or her position and responsibility. Although the salary is fixed, we expect each NEO to achieve his or her performance objectives, contribute to our performance, provide leadership and vision to his or her area of responsibility and exhibit the ethics and integrity delineated in our Global Standards of Business Conduct. For fiscal year 2015, the Compensation Committee determined appropriate levels of base salary compensation for our NEOs, following recommendations from our CEO, except with respect to his own compensation. The Compensation Committee utilized the compensation analysis performed by PM&P regarding salaries at various companies within our industry to help determine the base salary levels for our NEOs.

On an annual basis, our Compensation Committee reviews the base salaries for each NEO, as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review, it considers individual and Company performance over the course of that year. The base salary earned by each NEO for the fiscal year 2015 is described in the table set forth below.

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

NEO Base Salary & Target Bonus Opportunity

NEO	Base Salary(1)	Target Bonus Opportunity
David A. Bradley (2)	$800,000	125%
Ross J. Crane (2)	$472,000	70%
Michael B. Farnell, Jr.	$410,000	50%
Henry E. Harrell, III	$380,000	65%
Ronald J. LaBuschewsky (2)	$310,000	50%

(1)               At the beginning of the fiscal year, the base salaries for Messrs. Bradley, Crane, Farnell, Harrell, and LaBuschewsky were $800,000, $472,000, $388,125, $362,250, and $250,000, respectively. Their base salaries were adjusted on November 13, 2014, to the amounts indicated in the above table.
(2)               On December 1, 2015, the Compensation Committee voted to adjust the base salaries for Messrs. Bradley, Crane, and LaBuschewsky to $900,000, $500,000, and $330,000, respectively. The Committee also adjusted the fiscal year 2016 Target Bonus Opportunity for both Messrs. Farnell and LaBuschewsky to 60%.

Under the Bonus Plan, our NEOs can earn 0% to 250% of their target bonus amount based on Company performance and on the NEO’s individual performance. With respect to fiscal year 2015, the Company performance objectives took into account performance goals related to (i) adjusted free cash flow, which we define for purposes of the Bonus Plan and this CD&A as earnings before interest, taxes, depreciation and amortization for the applicable year, adjusted by cash payments for taxes and interest, working capital requirements and net capital expenditures; and (ii) an adjusted EBITDA metric, which we define for purposes of the Bonus Plan and this CD&A as earnings before interest, taxes, depreciation and amortization for the applicable year, adjusted as our Compensation Committee deems necessary to reflect extraordinary or non-recurring events such as acquisitions, divestitures and other similar transactions. Once a performance metric for the plan is chosen, the Compensation Committee assigns threshold, target and maximum levels applicable to each performance metric to act as guidelines at the end of the performance period, which is the fiscal year. If applicable performance targets are earned at the threshold level for each metric, the bonus pool is funded.

The general Company performance payout at the threshold level is 70% of the target bonus. If performance targets are earned at target, 100% of the target bonus will typically be paid. Finally, if performance targets are earned at maximum levels, up to 250% of the target bonus may be paid as illustrated in the chart below. If more than one performance metric is utilized, the Compensation Committee will determine what percentage of the target bonus calculation will be allocated to each metric. Provided the bonus pool is funded, the percentage of the target bonus paid out with regard to the Company performance factor will be calculated using the weighted average of the payout factor for each Company performance metric on an incremental basis.

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

FY 2015 Bonus Plan

Company Performance Variables		Threshold	Target	Maximum
70% Metric: adjusted EBITDA (expressed in millions)		$126.0	$180.0	$250.0
30% Metric: free cash flow (expressed in millions)		$25.0	$50.0	$75.0

Payout Percentage: (EBITDA threshold must be met for bonus pool to be funded)	EBITDA	70%	100%	Up to 250%
	Free Cash Flow	50%	100%	Up to 250%

Individual Performance & Retention:	To receive any payout under the Bonus Plan, NEOs must:

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

The bonus payouts related to fiscal year 2015 indicated in the table below will be paid on December 11, 2015.

NEO Bonuses Related to FY 2015

NEO	Bonus Plan Award(1)	Discretionary Bonus (2)	Total Bonuses/ Incentives
David A. Bradley	$825,000	$635,000	$1,460,000
Ross J. Crane	$302,564	$232,882	$535,446
Michael B. Farnell, Jr.	$169,125	$130,175	$299,300
Henry E. Harrell, III	$193,586	$149,003	$342,589
Ronald J. LaBuschewsky	$159,844	$123,031	$282,875

(1)                  For purposes of the FY 2015 Bonus Plan, each participant’s target bonus opportunity was applied to his or her base salary. The Compensation Committee approved awards at a Company performance factor of 82.5% of target based on the NEO's personal performance factor and the Compensation Committee's assessment of management's influence on our adjusted EBITDA, as determined for the purposes of the fiscal year 2015 Bonus Plan, performance of $162.4 million and our adjusted free cash flow, as determined for the purposes of the fiscal year 2015 Bonus Plan, of $50.0 million.

(2)	For additional information on these bonuses, see “Retention Agreements for Certain Officers” in Item 9B in this Form 10-K above.

Long-Term Equity-Based Incentives

While we have not formally adopted any long-term incentive plans, our Compensation Committee grants newly-hired NEOs Series B Units in Holdings pursuant to Holdings’ limited liability company agreement. We believe that overall business success creates meaningful value to both our unit holders and, through their equity holdings, our executives. The Holdings Series B Units are designed as "profits interests" within the meaning of Revenue Procedures 93-27 and 2001-43, which is intended to provide an immediate and significant alignment between our NEOs and the future success of our business. It is intended that our NEOs receive these profits interests at or near the time of hire and when deemed appropriate to further demonstrate commitment and reinforcement of value creation. The number of Series B Units granted to each of our NEOs was not determined pursuant to any formulaic equation or benchmarking to any peer groups, rather, the number of Series B Units is determined by our Compensation Committee in its sole discretion, after taking into account discussions with our management team and overall retention goals. The actual number of units and the value associated with a potential payment of the units is described in greater detail in the "Grants of Plan-Based Awards for the 2015 Fiscal Year" table below.

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

As described in the table below, the vesting schedule for the Holdings Series B Units is typically split equally between the time-based units, which vest annually over a five year period (the "Time-Based Units") and the performance-based units, which vest in accordance with a performance-based schedule that is divided into five twelve month periods (the "Performance-Based Units").

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
● NEO must remain continuously employed through each vesting date

(1)               Mr. Bradley’s 8,100,000 Series B-1 grant, Mr. Crane’s 2,000,000 Series B-1 grant, and Mr. Farnell’s 1,440,000 Series B-1 grant have a March 31, 2011 Vesting Beginning Date. Mr. Bradley’s 1,000,000 Series B-2 grant,  Mr. Crane’s 400,000 Series B-2 grant, Mr. Farnell’s 100,000 Series B-2 grant, and Mr. Harrell’s 1,250,000 Series B-2 grant have an April 1, 2012 Vesting Beginning Date. Mr. LaBuschewsky’s 360,000 Series B-4 grant has a Vesting Beginning Date of April 1, 2013. Mr. Harrell’s 250,000 Series B-5 grant, and Mr. LaBuschewsky’s 720,000 Series B-5 grant, have an April 1, 2014 Vesting Beginning Date.

(2)                 In fiscal year 2011, we attained, based on the LIFO method of inventory accounting, an adjusted EBITDA of $75.8 million, rather than our vesting target of $84.9 million. Nonetheless, the Compensation Committee accelerated vesting of the tranche of Performance-Based Units associated with the fiscal year, effective April 1, 2012, to recognize the efforts of the NEOs and senior management team in launching Nexeo Solutions, LLC as a stand-alone company. In fiscal years 2012, 2013, 2014, and 2015, we attained for compensation purposes, based on the average cost method of inventory accounting, an adjusted EBITDA, as determined for purposes of the respective Bonus Plans, of $134.9 million, $165.5 million $181.4 million and $162.4 million, respectively, rather than our vesting target of $167.0 million, $202.0 million, $200.0 million and $228.0 million, respectively. Accordingly, each tranche of Performance-Based Units associated with those fiscal years did not vest. Although the Performance-Based Units did not vest, under the terms of the Holdings Series B Unit Agreements, as amended by the Compensation Committee on December 1, 2015, any unvested Performance-Based Units will subsequently vest upon a Liquidity Event (as defined in the “Potential Payments Upon Termination or Change of Control” section below) to recognize the efforts of the NEOs and senior management team. For additional information, see "Retention Agreements for Certain Officers" in Item 9B in this Form 10-K above.

The Compensation Committee has established the adjusted EBITDA targets that must be achieved for each annual performance-based period through fiscal year 2017 and will set the targets for fiscal years thereafter. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the number of Units subject to the failed vesting tranche can roll forward within the applicable vesting schedule and subsequently vest upon the achievement of the Adjusted EBITDA performance target amount for the following annual performance period. The vesting schedule may be accelerated at the discretion of the Compensation Committee and in certain other situations, which are described in more detail within the "Potential Payments Upon Termination or a Change in Control" section below. As described above, unvested Performance-Based Units will also vest upon a Liquidity Event within seven years of the employee’s beginning vesting date, as such event and related terms are described in the "Potential Payments Upon Termination or a Change in Control" section below.

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

On December 1, 2015, the Compensation Committee voted to approve a retention bonus for each NEO and agreed to remove the 3x MoM threshold for vesting of the NEO’s Performance-Based Units following a Liquidity Event (as defined in the “Potential Payments Upon Termination or a Change of Control” section below), provided each NEO agreed to remain with the Company through May 31, 2016. In such agreements, the retention cash bonus is subject to clawback in certain circumstances. For additional detail on these bonuses, see "Retention Agreements for Certain Officers" in Item 9B in this Form 10-K and Note 2 to the “NEO Base Salary & Target Bonus Opportunity” above.

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

Perquisites

Perquisites are not a significant portion of our compensation structure. However, we do offer one-time relocation benefits to many of our new key employees, including our new NEOs, as an enticement to join our Company. The relocation benefits included temporary living assistance and moving costs that typically occur during the first twenty-four months of his or her employment with us. Additionally, our Board of Directors approved the adoption of an executive physical benefit in fiscal year 2011. In 2012, we retained Deloitte Tax LLP to provide state tax preparation and filing assistance related to our NEOs’ Holdings membership interests.

Other Compensation Items

We do not structure our compensation program according to any particular tax or accounting policies, nor do we have an official equity ownership policy for our NEOs.

Summary Compensation Table

The table below sets forth the annual compensation earned by our "NEOs" during the 2015, 2014, and 2013 fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
David A. Bradley	2015	$800,000	$635,000	$—	$825,000	$—	$114,805	$2,374,805
Chief Executive Officer	2014	$782,692	$—	$—	$810,000	$—	$75,488	$1,668,180
	2013	$650,000	$349,450	$330,000	$355,550	$—	$109,158	$1,794,158

Ross J. Crane	2015	$472,000	$232,882	$—	$302,564	$—	$53,362	$1,060,808
Chief Financial Officer	2014	$468,308	$376	$—	$267,624	$—	$38,190	$774,498
	2013	$432,308	$47,524	$132,000	$168,476	$—	$47,454	$827,762

Michael B. Farnell, Jr.	2015	$406,635	$130,175	$—	$169,125	$—	$45,095	$751,030
Chief Legal Officer	2014	$386,610	$371	$—	$188,629	$—	$31,151	$606,761
	2013	$375,000	$28,437	$33,000	$102,563	$—	$40,393	$579,393

Henry E. Harrell, III	2015	$377,269	$149,003	$57,500	$193,586	$—	$39,927	$817,285
Senior Vice President, Chemicals	2014	$360,836	$—	$—	$181,000	$—	$31,334	$573,170
	2013	$281,346	$82,224	$412,500	$80,776	$—	$44,117	$900,963

Ronald J. LaBuschewsky	2015	$300,769	$123,031	$165,600	$159,844	$—	$40,655	$789,899
Senior Vice President, Supply Chain (6)	2014	$249,423	$50,000	$90,000	$110,000	$—	$110,368	$609,791

(1)                   Amounts in this column reflect the salary earned by each of the executive officers. At the beginning of the fiscal year, the base salaries for Messrs. Bradley, Crane, Farnell, Harrell, and LaBuschewsky were $800,000, $472,000, $388,125, $365,250, and $250,000, respectively. The base salaries were adjusted on November 13, 2014, to $800,000, $472,000 $409,000, $380,000, and $310,000, respectively.
(2)                    Amounts in this column reflect discretionary and/or sign-on bonuses. This column also includes the retention bonuses discussed in Note 2 in the "NEO Base Salary & Target Bonus Opportunity" section above which will be paid concurrent with the fiscal year 2015 Bonus Plan awards on December 11, 2015.

Name	Sign-On Bonus	Discretionary Bonus	Total
David A. Bradley	$—	$635,000	$635,000
Ross J. Crane	$—	$232,882	$232,882
Michael B. Farnell, Jr.	$—	$130,175	$130,175
Henry E. Harrell, III	$—	$149,003	$149,003
Ronald J. LaBuschewsky	$—	$123,031	$123,031
(3)                      The values in this column represent the grant date fair value of Holdings Series B Units granted to our NEOs on the respective date of each grant computed in accordance with ASC Topic 718. The amount included for Messrs.  Harrell and LaBusch for grants during fiscal year 2015, was calculated using a $0.23 weighted average unit price based on the respective date of the grants. The amount included for Mr. LaBusch for grants during fiscal year 2014, was calculated using a $0.25 unit price based on the date of the grant. The weighted average unit price is a blended average of the fair value of both the time- and performance-based Holdings Series B Units. The fair values of each unit of profits interest granted in fiscal years 2015, 2014 and 2013 were determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the following valuation assumptions: expected term between 3 and 6 years, expected price volatility of 39.6% to 60.0%, a risk-free interest rate of 0.65% to 1.18% and an expected distribution yield of 0%.

(4)                      Bonus Plan awards for fiscal year 2015 will be earned and paid on December 11, 2015.
(5)                      The amounts in this column for fiscal year 2015 reflect the total dollar value of taxable relocation assistance paid, retirement plan contributions, and other benefits earned by our NEOs as indicated in the following table:
(6)                      Fiscal year 2013 compensation information is not included for Mr.  LaBuschewsky as he was not a NEO in any previous fiscal year and was hired on August 23, 2013.

All Other Compensation

Name	Taxable Relocation Assistance	401(k) Contributions	Excess Benefit Plan Contributions(a)	Other(b)	Total
David A. Bradley	$—	$34,750	$78,150	$1,905	$114,805
Ross J. Crane	$—	$21,700	$30,300	$1,362	$53,362
Michael B. Farnell, Jr.	$—	$19,535	$21,481	$4,079	$45,095
Henry E. Harrell, III	$—	$18,974	$19,591	$1,362	$39,927
Ronald J. LaBuschewsky (c)	$6,378	$16,027	$16,310	$1,940	$40,655

(a)              The amounts in this column represent Excess Plan contributions made during fiscal year 2015.
(b)             The amounts in this column represent the aggregate amounts paid by us or taxable to the respective NEO for life insurance premiums, executive physicals, executive spousal travel, health incentives or state tax preparation assistance, none of which exceeded $10,000 as a category for any NEO.
(c)            Mr. LaBuschewsky has been employed with us since August, 2013, and the amount shown for him for fiscal year 2015 includes $4,471 for home purchase and miscellaneous relocation expenses and $1,907 in taxable gross ups related to relocation assistance paid to him during that fiscal year in connection with his relocation from California to the Houston, Texas area.

Grants of Plan-Based Awards for the 2015 Fiscal Year

			Estimated Possible Payouts Under Non- Equity Incentive Plan Award(1)			Stock Awards: Number of Shares of Stock or	Estimated Future Payouts Under Equity Incentive	Grant Date Fair Value of Equity
Name	Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units(2)	Plan Awards	Awards ($)
David A. Bradley (3)	Bonus Plan		$700,000	$1,000,000	$2,500,000	—	—	—

Ross J. Crane	Bonus Plan		$231,280	$330,400	$826,000	—	—	—

Michael B. Farnell, Jr.	Bonus Plan		$143,500	$205,000	$512,500	—	—	—

Henry E. Harrell	Bonus Plan	11/13/2014	$172,900	$247,000	$617,500	250,000	—	57,500

Ronald J. LaBuschewsky	Bonus Plan	11/13/2014	$108,500	$155,000	$387,500	720,000	—	165,600

(1)           These columns show the threshold, target and maximum payouts for Company performance under the Bonus Plan. As described in the section "Bonuses" above, bonus payouts range from 0% to 250% of target, with threshold, target and maximum payouts provided at 70%, 100%, and 250%, respectively. Each NEO’s possible bonus payout is calculated by first multiplying our NEO’s target bonus opportunity percentage by his or her base salary and then prorating that amount for actual days of service as an employee during the fiscal year.
(2)          Messrs. Harrell and LaBuschewsky were granted 250,000 and 720,000 Series B-5 Units on November 13, 2014.
(3)          The Compensation Committee approved a grant of 357,143 Series B-5 units to Mr. Bradley on December 1, 2015, with a threshold value of $1.40. The units have no vesting schedule such as the one described in the section “Holdings Series B Unit Vesting Schedule” above. Rather, they vest upon the occurrence of a Liquidity Event, as defined in the “Potential Payments Upon Termination or a Change of Control” section below.

Outstanding Stock Awards at 2015 Fiscal Year-End

The following table provides information on the current unvested Holdings Series B Units and Phantom Units held by our NEOs. This table includes unvested Holdings Series B Units and Phantom Units. The vesting dates for the Holdings Series B Units and the Phantom Units are explained under "Long-Term Equity-Based Incentives" and "-Potential Payments Upon Termination or a Change of Control-Bradley Employment Agreement."

Name	Number of Unvested Stock Awards: Number of Shares of Stock or Units(1)
David A. Bradley(2)
Holdings Series B Units	4,750,000
Phantom Units	2,000,000
Ross J. Crane(2)
Holdings Series B Units	1,280,000
Michael B. Farnell, Jr. (2)
Holdings Series B Units	790,000
Henry E. Harrell, III(2)
Holdings Series B Units	1,100,000
Ronald J. Labuschewsky(2)
Holdings Series B Units	936,000

(1)                  For Messrs. Bradley, Crane, and Farnell, the vesting for any Holdings Series B Units is as follows: 50% vest based on time (20% of those vest each either March 31 or April 1, assuming continued employment) and 50% vest based on performance (20% of those vest each either March 31 or April 1, assuming the Company performance metrics are met). For Messrs. Harrell, and LaBuschewsky, the vesting for any Holdings Series B Units is as follows: 50% vest based on time (20% of those vest each April 1, assuming continued employment) and 50% vest based on performance (20% of those vest each April 1, assuming the Company performance metrics are met).

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
(3)       "Cause" includes: (1) a material breach by Mr. Bradley of his contractual performance obligations, (2) his commission of fraud, embezzlement, misappropriation, willful misconduct or breach of certain fiduciary duties, (3) a material breach of his duties regarding confidentiality, intellectual or real property, non-solicitation or non-competition, (4) his conviction, plea of no contest or nolo contendere , deferred adjudication or unadjudicated probation for any felony or crime involving moral turpitude, (5) any failure to carry out, or comply with, in any material respect, any lawful directive of the Board, or (6) his unlawful use of illegal drugs.
(4)             "Good Reason" includes, after a 30-day period of opportunity for us to cure: (1) a material default of our obligations under the agreement, (2) a significant diminution of Mr. Bradley’s duties or role as Chief Executive Officer, or (3) the change in the primary physical location our business of over 100 miles.

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

Assuming a September 30, 2015 termination event, our NEOs could have received the following payments, depending on the termination reason:

Payments Upon Termination or a Change in Control (1)

Name	For-Cause Termination	Termination Without Cause	Termination Without Cause or For Good Reason Within 24 Months of a Change of Control	Death / Disability
David A. Bradley(2)	$—	$2,452,134	$7,992,134	$—
Ross J. Crane(3)	$—	$520,611	$2,314,483	$—
Michael B. Farnell, Jr.(4)	$—	$457,511	$1,649,084	$—
Henry E. Harrell, III(5)	$—	$421,014	$1,431,491	$—
Ronald J. LaBuschewsky(6)	$—	$350,374	$863,666	$—

(1)         Payment of any base salary earned through the termination date was assumed current at the event in question for these fiscal-year end termination scenarios.

(2)         Mr. Bradley would receive the same amount for a Good Reason resignation as he would for a termination Without Cause. For a termination of employment without Cause or Good Reason following a change of control, Mr. Bradley would have received $4,452,134 pursuant to his employment agreement. He would not have been entitled to a performance bonus related to his phantom units, based on a termination date fair value of $1.40 per unit, assuming a transaction involving the complete sale of all Holdings Series A and B Units. He would receive $3,240,000 to redeem his then-vested 8,100,000 Holdings Series B-1 Units, and $300,000 to redeem his then-vested 1,000,000 Holdings Series B-2 Units, assuming Holdings redeemed his then-vested units, based on a termination date fair value of $1.40 per unit and an original threshold value of $1.00 and $1.10, respectively.

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

(5)        For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. Harrell would receive under the Severance Plan and an additional $375,000, if Holdings redeemed his then-vested 1,250,000 Holdings Series B-2 Units, and 250,000 Holdings Series B-5 Units, based on a termination date fair value of $1.40 per unit and an original threshold value of $1.10 and $1,40, respectively.

(6)     For a termination of employment without Cause or Good Reason following a change of control, the amount includes what Mr. LaBuschewsky would receive under the Severance Plan and an additional $36,000, if Holdings redeemed his then-vested 360,000 Holdings Series B-4 Units and 720,000 Holdings Series B-5 Units, based on a termination date fair value of $1.40 per unit and an original threshold value of $1.30 and $1.40, respectively.

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

In January 2012, we entered into a new one-year agreement with Mr. Smith that is renewable for subsequent one-year terms. The new agreement supersedes Mr. Smith’s prior agreement described above and provides for service fees of $162,500 per year and for a bonus opportunity each fiscal year commencing October 1, 2011, provided continuous service as Chairman through September 30th of that year and our performance metrics established under the Bonus Plan are attained. It also provides for the grant of $100,000 in Holdings Series B Units that vest over a two-year period, assuming continual service as Chairman through the applicable vesting dates. Under the agreement, Mr. Smith is entitled to $162,500 if he is removed from the Board of Directors during the service period without Cause.

In November 2011, Messrs. Burke and Schwarzwaelder joined our Board of Directors. In July 2012, Mr. Williford joined our Board of Directors. Each has an agreement with us covering a three-year term with service fees of $75,000 per year. Each director will receive a yearly grant of $60,000 in Holdings Series B Units that vest over a three-year period, assuming continual service through the applicable vesting dates. In July 2013, the Nominating & Governance Committee approved an increase to the annual service fees for Messrs. Burke, Schwarzwaelder, and Williford to $100,000 a year, effective at the beginning of fiscal year 2013. The Committee also approved providing an additional annual award to the chairs of the Audit, Compensation, and Nominating & Governance Committees of $25,000, $10,000, and $5,000, respectively, effective at the beginning of fiscal year 2013. Since the current chairs of the Compensation and Nominating & Governance Committees are employed by TPG, they do not receive the additional compensation for chair service. Additionally, on January 1, 2014, we entered into a one year consulting agreement with Mr. Schwarzwaelder to provide additional services including identifying, evaluating, recommending and implementing various strategic initiatives for a fee of $175,000 per year. The consulting agreement is renewable but can be terminated at any time and automatically terminates at such time Mr. Schwarzwaelder is no longer a member of the Board of Directors. Upon termination of the agreement, Mr. Schwarzwaelder is entitled to all accrued, but unpaid fees and expense reimbursements as of the termination date. In November 2014, General (Retired) Sharp joined our Board of Directors. He has an agreement with us covering a three-year term with service fees of $100,000 per year and a yearly grant of $60,000 in Holdings Series B Units that vest over a three-year period, assuming continual service through the applicable vesting dates. In April 2015, Steven Schneider joined our Board of Directors. He does not receive any compensation for his services as he is employed by TPG.

Director Equity-Based Compensation

As discussed above, during fiscal year 2012, we provided equity-based compensation to Messrs. Smith, Burke, Schwarzwaelder and Williford. We did not grant Holdings Series B Units to our directors who are employed by TPG.

Director Compensation for the 2015 Fiscal Year

Name(1)	Fees earned or paid in cash	Stock awards(2)	Bonus(3)	Total
Dan F. Smith	$162,500	$14,286	$237,251	$414,037
Kenneth M. Burke	$125,000	$9,857	$—	$134,857
Steven B. Schwarzwaelder(4)	$289,582	$9,857	$—	$299,439
Walter Sharp	$100,000	$9,857	$—	$109,857
John H. Williford	$100,000	$9,857	$—	$109,857

(1)        Messrs. Bradley, Burns, Schneider, Wright and Yip did not receive any compensation for their services as directors during fiscal year 2015.

(2)          As explained above, the applicable equity awards that are disclosed in these tables are Holdings Series B Units rather than traditional "stock" awards. Amounts in this column reflect the weighted grant date fair value of the Holdings Series B Units at $0.20 unit price for Mr. Smith, and a $0.23 unit price for Messrs., Burke, Schwarzwaelder, Sharp and Williford, based only on time as a vesting component, in accordance with ASC Topic 718.

(3)        Pursuant to his contract, Mr. Smith was paid a $134,063 bonus at a Company performance factor of 82.5% of target as described in the “NEO Bonuses Related to FY2015” section above. Mr. Smith was also awarded an additional supplemental bonus of $103,188 for services rendered during fiscal year 2015. Both bonuses are to be paid on December 11, 2015.

(4)         In addition to receiving $100,000 in Board fees and $174,999 in consulting fees for services rendered during fiscal year 2015, Mr. Schwarzwaelder also was paid $14,583 on September 24, 2015, for October 2016 consulting services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At September 30, 2015, all of the membership interests in Solutions were held by Holdings and Sub Holding, which is a wholly owned subsidiary of Holdings. All of the membership interests in Holdings were directly or indirectly held by TPG and one or more co-investors, including members of management.

The following table provides information with respect to the ownership of Holdings as of December 1, 2015 for:

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

	Series A Units Beneficially Owned		Series B Units Beneficially Owned
	Number	Percentage	Number	Percentage
5% Unitholders
TPG Fund(1)	495,454,545	99.48%	—	—
Named Executive Officers and Directors
David A. Bradley (2)	500,000	*	9,457,143	24.50%
Ross J. Crane (2)	100,000	*	2,400,000	6.22%
Michael B. Farnell, Jr. (2)	150,000	*	1,540,000	3.99%
Henry E. Harrell, III (2)	54,545	*	1,500,000	3.89%
Ronald J. LaBuschewsky (2)	—	—	1,080,000	2.80%
Dan F. Smith (3)	500,000	*	1,847,098	4.79%
Kenneth M. Burke (4)	—	—	246,413	*
Kevin R. Burns (5)	—	—	—	—
Steven J. Schneider (5)	—	—	—	—
Steven B. Schwarzwaelder (4)	—	—	246,413	*
General (Retired) Walter L. "Skip" Sharp (6)	—	—	85,714	*
John H. Williford (7)	—	—	186,414	*
Nathan H. Wright (5)	—	—	—	—
Christopher J. Yip (5)	—	—	—	—
All officers and directors as a group (20 persons)	1,789,685	*	24,604,195	63.75%

*                          Represents less than one percent.

(1)
Includes 450,000,000 of Series A-1 and 45,454,545 of Series A-2 Units of Holdings (the "TPG Interests") owned by TPG Accolade, L.P. a Delaware limited partnership, whose general partner is TPG VI AIV SLP SD L.P., a Delaware limited partnership whose general partner is TPG VI AIV SLP SD Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings II, L.P., a Delaware limited partnership, whose general partner is TPG Holdings II-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc. ("TPG Group Advisors"). David Bonderman and James G. Coulter are officers and sole shareholders of TPG Group Advisors and may therefore be deemed to be beneficial owners of the TPG Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Interests. The address of TPG Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(2)
The Series B Units held by David A. Bradley, Ross J. Crane, Michael B. Farnell, Jr., Henry E. Harrell, III, and Ronald J. LaBuschewsky vest as follows: 50% time vested (20% of time-vested units vest on the anniversary of the Vesting Beginning Date for five years) and 50% performance based (20% of performance-based units for each annual performance period).

(3)
Of the Series B Units held by Dan F. Smith, 1,530,000 of those time-vested on April 29, 2012. The remaining 317,098 Series B Units time-vest as follows: 90,909 of the Series B Units time-vested 50% on April 1, 2013 and 50% on April 1, 2014, 83,333 of the Series B Units time-vested 50% on April 1, 2014 and 50% on April 1, 2015, 71,428 units vest 50% on the anniversary of the vesting Beginning Date (April 1, 2014) for two years, and 71,428 units vest 50% on the anniversary of the vesting Beginning Date (April 1, 2015), assuming continued service on our Board of Directors.

(4)
The Series B Units held by Kenneth M. Burke and Steven B. Schwarzwaelder time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date for three years, assuming continued service on our Board of Directors. For Messrs. Burke and Schwarzwaelder, 60,000 Series B Units have a November 1, 2011 Vesting Beginning Date, 54,545 Series B Units have a November 1, 2012 Vesting Beginning Date, 46,154 Series B Units have a November 1, 2013 Vesting Beginning Date, 42,857 Series B Units have a November 1, 2014 Vesting Beginning Date, and 42,857 Series B Units have a November 1, 2015 vesting Beginning Date.

(5)
Kevin R. Burns, Steven J. Schneider and Nathan H. Wright are each TPG Partners and Christopher J. Yip is a Principal at TPG. None of Messrs. Burns, Schneider, Wright or Yip has voting or investment power over and each disclaims beneficial ownership of the TPG Interests. The address of Messrs. Burns, Schneider, Wright and Yip is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(6)
The Series B Units held by General (Retired) Walter L. "Skip" Sharp time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date for three years, assuming continued service on our Board of Directors. 42,857 Series B Units have a November 1, 2014 Vesting Beginning Date, and 42,857 Series B Units have a November 1, 2015 vesting Beginning Date.

(7)
The Series B Units held by John H. Williford time-vest as follows: 33.33% vest on the anniversary of the Vesting Beginning Date for three years, assuming continued service on our Board of Directors. 54,546 Series B Units have a July 25, 2012 Vesting Beginning Date, 46,154 Series B Units have a July 25, 2013 Vesting Beginning Date, 42,857 Series B Units have a July 25, 2014 Vesting Beginning Date, and 42,857 Series B Units have a July 25, 2015 Vesting Beginning Date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Sales and Purchases

From time to time, we may enter into related party transactions in the ordinary course of business. Certain related party transactions that occurred since the beginning of the fiscal year ended September 30, 2015, and more recent periods, are described below.

Transactions with TPG

Equity Contributions

At September 30, 2015, TPG and its co-investors, including certain members of management, own 100% of our Series A Units representing membership interests. For more information, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Management Services Agreement and other fees

In March 2011, we entered into a management services agreement with TPG pursuant to which it provides us with ongoing management, advisory and consulting services. As part of this agreement, TPG receives quarterly management fees equal to 2% of our "Adjusted EBITDA" (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $3.0 million), as well as reimbursements for consulting services and out-of-pocket expenses incurred by them in connection with providing such management services. Effective January 1, 2014, the quarterly management fee to TPG is equal to 2% of the Company’s "Adjusted EBITDA" (as defined in the agreement) less $0.175 million, subject to a revised minimum annual amount of $2.825 million. For the fiscal year ended September 30, 2015, we recorded management fees of $3.3 million, paid to TPG under the management services agreement. For the fiscal year ended September 30, 2015, we recorded consulting fees to TPG of $0.8 million. There were no consulting fees to TPG recorded for the period from October 1, 2015 through October 31, 2015.

Effective January 1, 2014, under the terms of a consulting services agreement, the Company agreed to pay an annual fee of $0.175 million to Steven B. Schwarzwaelder, a member of the Company’s Board of Directors, for strategic consulting services. The company recorded fees of $0.2 million for the fiscal year ended September 30, 2015 related to this agreement.

We also pay TPG specified success fees in connection with advice they provide in relation to certain corporate transactions. In connection with the purchase of Beijing Plaschem’s operations by Nexeo Plaschem, TPG received a one-time aggregate transaction fee of $10.0 million during the first quarter of fiscal year 2013. In connection with the CSD Acquisition and the Archway Acquisition, the Company paid TPG a one-time aggregate transaction fee of $2.0 million and $2.5 million, respectively during fiscal year 2014. In addition TPG received reimbursement of out-of pocket expenses incurred by TPG in connection with these transactions.  The agreement also contains customary exculpation and indemnification provisions in favor of TPG and its affiliates.

In addition, we participate in TPG’s leveraged procurement program. While we are no longer subject to a fee for our continued participation in this program, we paid TPG a fee of $0.1 million to participate in this program during fiscal year 2013. This fee was calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies. Our participation in TPG’s leveraged procurement program has renewed on an annual basis and currently is anticipated through March 31, 2016.

Transactions with TPG Portfolio Companies

TPG is a private investment firm that has investments in companies that do business with us. For the fiscal year ended September 30, 2015, we recorded $8.8 million associated with sales of our products and services to companies in which TPG has an investment. At September 30, 2015, TPG entities owed the Company $0.3 million related to these sales, included in Accounts and notes receivable in the consolidated balance sheets. Additionally, from October 1, 2015 through October 31, 2015, we recorded $0.4 million in sales of our products and services to companies in which TPG has an investment. We did not make any significant purchases from TPG related entities for the fiscal year ended September 30, 2015, or for the period from October 1, 2015 through October 31, 2015.

Transactions with Other Related Parties

In connection with the CSD Acquisition, we assumed the Ryder Truck Lease with Ryder. The Ryder Truck Lease covers the rental of 11 trucks and 5 trailers. We also briefly engaged a company affiliated with Ryder for logistics advisory services. In addition, in May 2015, the Company entered into the Ryder Lease. See Note 5 to our consolidated financial statements. The Ryder Lease covers approximately 200 tractors, which will replace a significant portion of the Company's older tractors. John Williford, a member of the Board of Directors, was the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder, from June 2008 until March 31, 2015. We recorded fees from Ryder and affiliated companies, inclusive of advisory services fees, reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, of $0.7 million for the fiscal year ended September 30, 2015, and $0.4 million during the period from October 1, 2015 through October 31, 2015.

Certain former shareholders of Archway continue to be employed by Archway and are involved in the operations of the business acquired in the Archway Acquisition. In connection with the Archway Acquisition, we recorded, as of the acquisition date, a payable to former shareholders of Archway totaling $3.4 million related to certain tax refund receivables. Of this amount, $1.6 million was paid during the fiscal year ended September 30, 2015. At September 30, 2015, the payable balance to the former shareholders was $0.3 million.

Quarterly Tax Distributions

Pursuant to the Amended and Restated Limited Liability Company Agreement of Holdings, we are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our taxable income. We have made tax distributions to, or on behalf of, our members of $0.1 million relating to the fiscal year ended September 30, 2015, of which less than $0.1 million were to TPG. There were no tax distributions made during the period from October 1, 2015 through October 31, 2015.

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

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our Audit Committee Charter, the Audit Committee has the responsibility to review related party transactions. In addition, our Global Standards of Business Conduct, which applies to all of our employees, includes limitations on related party transactions.

Director Independence

We are a privately-held company with public debt registered with the SEC. Although not required to have independent directors since we are not listed on a public stock exchange, we believe that Mr. Burke, Mr. Sharp and Mr. Williford would be considered independent directors under current New York Stock Exchange listing standards. Under current New York Stock Exchange listing standards, Mr. Bradley would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs.  Burns, Schneider, Schwarzwaelder, Smith, Wright and Yip may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with TPG. As TPG owns indirectly a majority of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a "controlled company" and, accordingly, be exempt from its requirement to have a majority of independent directors and a Corporate Governance and Compensation Committee composed of independent directors.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our only independent auditors since we were formed on November 4, 2010. The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for services performed during the fiscal years ended September 30, 2015 and 2014 were as follows (in millions):

	For the Fiscal Year Ended September 30, 2015	For the Fiscal Year Ended September 30, 2014
Audit Fees (a)	$2.0	$2.4
Audit-Related Fees (b)	0.1	0.1
Tax Fees (c)	—	—
All Other Fees (d)	0.1	0.6

Total	$2.2	$3.1

(a)
Audit fees related to professional services rendered for the audits of the annual consolidated financial statements of the Company and included quarterly reviews, statutory audits required internationally, issuance of consents, comfort letters, and review of documents filed with the SEC.

(b)	Audit-related fees included fees for certain agreed-upon procedures in China.

(c)	Tax fees consisted of tax compliance for fiscal years 2015 and 2014. Tax fees in 2015 and 2014 were less than $0.1 million.

(d)
All other fees primarily related to fees incurred in connection with the evaluation of potential transactions during fiscal years 2015 and 2014. All other fees also included fees for accounting and financial reporting research tools.

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

2.2**
First Amendment to Asset Purchase Agreement, dated as of July 1, 2014, by and between Nexeo Solutions, LLC and Composites One LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014 (File No. 333-179870-02)).

2.3**
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

2.4**
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

3.1
Certificate of Formation of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

3.2
Certificate of Amendment of TPG Accolade Holdings, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

3.3
Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

3.4
First Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

Exhibit Number	Description

3.5
Second Amendment to Amended & Restated Limited Liability Company Agreement of Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

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

4.1
Indenture dated as of March 9, 2011, among Nexeo Solutions, LLC and Nexeo Solutions Finance Corporation, as the Issuers, the Guarantors Party Thereto From Time to Time, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.2
Supplemental Indenture dated as of March 31, 2011, among Nexeo Solutions Holdings LLC ("Holdings"), as parent company of Nexeo Solutions, LLC, the Issuer, Nexeo Solutions Finance Corporation, the Co-Issuer, Nexeo Solutions Sub Holding Corp., together with Holdings, the New Guarantors, a parent company of the Issuer and wholly owned subsidiary of Holdings, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.3
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

4.4
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

4.5
Fourth Supplemental Indenture, dated as of April 4, 2014, among Archway Sales, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2014 (File No. 333-179870-02)).

4.6
Credit Agreement dated as of March 31, 2011, among The Financial Institutions Party thereto as Lenders, Bank of America N.A., as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, Citibank N.A., as Syndication Agent, Barclays Bank PLC and U.S. Bank National Association, as Co-Documentation Agents, Nexeo Solutions, LLC and the other U.S. Borrowers referred to therein, as U.S. Borrowers, Nexeo Solutions Canada Corp., as Canadian Borrower, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp. and the Subsidiaries of Nexeo Solutions, LLC from time to time parties thereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

Exhibit Number	Description

4.7
Pledge and Security Agreement dated as of March 31, 2011 by and among Nexeo Solutions, LLC, as the U.S. Borrower, certain Domestic Subsidiaries of the U.S. Borrower from time to time party thereto, each a Subsidiary Grantor, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., together with the U.S. Borrower, the Subsidiary Grantors and Holdings, the Initial Grantors, and Bank of America N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement and in its capacity as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.8
General Security Agreement dated March 31, 2011, among Nexeo Solutions Canada Corp., including its successors and permitted assigns, the Debtor, and Bank of America, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement and in its capacity as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.9
Trademark Security Agreement dated as of March 31, 2011, by Nexeo Solutions, LLC in favor of Bank of America, N.A., in its capacity as collateral agent pursuant to the Pledge and Security Agreement (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.10
Trademark Security Agreement dated as of March 31, 2011, by Nexeo Solutions, LLC in favor of Bank of America, N.A., in its capacity as collateral agent pursuant to the Pledge and Security Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.11
ABL Intercreditor Agreement dated as of March 31, 2011, among Bank of America, N.A., as ABL Agent, Bank of America, N.A., as Term Loan Agent, each Additional Pari Term Loan Debt Agent from time to time party thereto, Nexeo Solutions, LLC and the other Guarantors from time to time party thereto (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.12
$325,000,000 Credit Agreement dated as of March 9, 2011 among Nexeo Solutions, LLC, as the Borrower, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto, Citigroup Global Markets Inc., as Syndication Agent, Barclays Bank PLC, as Documentation Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Barclays Bank PLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.13
Guaranty dated as of March 31, 2011, among Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.14
Pledge and Security Agreement dated as of March 31, 2011 by and among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., certain Subsidiaries of the Borrower from time to time, together with the Borrower, Holdings and Sub Holdco, the Initial Grantors, and Bank of America, N.A., in its capacity as collateral agent for the Secured Parties (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

4.15
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

Exhibit Number	Description

4.16
Amendment No. 1 to Credit Agreement, dated October 16, 2012, among Nexeo Solutions, LLC, Nexeo Solutions Canada Corp., Bank of America N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012 (File No. 333-179870-02)).

4.17
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

4.18
Amendment No. 2 to Credit Agreement, dated May 8, 2013, among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holdings Corp., Bank of America, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013 (File No. 333-179870-02).

4.19
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

4.20
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

4.21
Amendment No. 4 to Credit Agreement, dated as of January 30, 2015 among Nexeo Solutions, LLC, Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015 (File No. 333-179870-02)).

4.22
Incremental Amendment to Amended and Restated Credit Agreement, dated as of February 21, 2014, by and among Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp., the Subsidiary Guarantors party thereto, the Additional Lender party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 on Current Report Form 8-K filed with the Securities and Exchange Commission on February 24, 2014) (File No. 333-179870-02)).

4.23
Joinder to ABL Pledge and Security Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.24
Joinder to ABL Credit Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC, and Bank of America, N.A.(incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.25
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

4.26
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

4.29
Partial Release of Trademark Security Agreement, dated as of January 30, 2015 by Bank of America, N.A., for the benefit of Chemical Specialists and Development, LLC and Startex Chemical, LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015 (File No. 333-179870-02)).

4.30
Partial Release of Trademark Security Agreement, dated as of January 30, 2015 by Bank of America, N.A., for the benefit of Chemical Specialists and Development, LLC and Startex Chemical, LLC (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015 (File No. 333-179870-02)).

4.31
Trademark Security Agreement, dated as of January 30, 2015 by Nexeo Solutions LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015 (File No. 333-179870-02)).

4.32
Trademark Security Agreement, dated as of January 30, 2015 by Nexeo Solutions, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015 (File No. 333-179870-02)).

4.33
Joinder to ABL Intercreditor Agreement, dated December 4, 2013, between Chemical Specialists and Development, LLC, Startex Chemical, LLC and Startex Distribution West, LLC (incorporated by reference to Exhibit 4.26 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

4.34
Joinder to Credit Agreement, dated as of April 4, 2014, between Archway Sales, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

4.35
Joinder to Credit Agreement, dated as of April 4, 2014, between Archway Sales, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

4.36
Joinder to Credit Agreement, dated as of April 4, 2014, between Archway Sales, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

4.37
Supplement to Guaranty, dated as of April 4, 2014, between Nexeo Solutions Holdings, LLC, Nexeo Solutions Sub Holding Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

Exhibit Number	Description

4.38
Grantor Intercreditor Agreement Joinder to the ABL Credit Agreement, dated as of April 4, 2014, among Archway Sales, LLC, Bank of America, N.A., as ABL Agent for the ABL Secured Parties referred to therein; Bank of America, N.A., as Term Loan Agent for the Term Loan Secured Parties referred to therein; Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC and Nexeo Solutions Sub Holding Corp. (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

10.1
Vehicle Operating and Service Agreement dated May 22, 2015 by and between Ryder Truck Rental, Inc., d/b/a Ryder Transportation Services, and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 (File No. 333-179870-02)).

10.2
Amendment to Vehicle Operating and Service Agreement dated May 22, 2015 by and between Ryder Truck Rental, Inc., d/b/a Ryder Transportation Services, and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2015 (File No. 333-179870-02)).

10.3
Agreement of Purchase and Sale, dated November 5, 2010, by and between Ashland Inc. and TPG Accolade, LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.4
Amendment Agreement, dated March 31, 2011, by and between Ashland Inc. and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.5
Second Amendment Agreement, dated May 30, 2011, by and between Ashland Inc. and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.6
Transition Services Agreement, dated March 31, 2011, by and between Ashland Inc. and Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.7 t
Employment Agreement between Nexeo Solutions, LLC and David A. Bradley (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.8 t†	Series B Unit Agreement between Nexeo Solutions Holdings, LLC and David A. Bradley

10.9 t
Letter Agreement for Chairman’s Services (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.10 t
Summary of Nexeo Solutions, LLC Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.11 t
Nexeo Solutions, LLC Severance Plan for U.S. Officers and Executives (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.12 t
Form of Series B Unit Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

Exhibit Number	Description

10.13 t
Form of Series B Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2014 (File No. 333-179870-02).

10.14t†	Form of Series B Unit Agreement

10.15 t†	Form of Retention Agreement with Nexeo Solutions, LLC

10.16 t
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.17
Management Services Agreement dated as of March 31, 2011, by and among Nexeo Solutions, LLC and TPG Capital, L.P (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.18
First Amendment to Nexeo Solutions Management Services Agreement dated as of March 19, 2012 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.19
Monitoring Fee Reduction Notice, date January 29, 2014, executed by TPG Capital Management, L.P. and acknowledged by Nexeo Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

10.20t
Terms to Consulting Agreement, dated as of January 27, 2014, by and among Nexeo Solutions, LLC and Steven B. Schwarzwaelder (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2014 (File No. 333-179870-02)).

10.21 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and David A. Bradley (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.22 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Lisa P. Britt (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.23 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and David L. Chapman (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.24 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Ross J. Crane (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.25 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Michael B. Farnell, Jr. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

Exhibit Number	Description

10.26 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Dan F. Smith (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 2, 2012 (File No. 333-179870-02)).

10.27 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Alberto Machado (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

10.28 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Henry E. Harrell, III (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

10.29 t
Series A Unit Subscription Agreement by and between Nexeo Solutions Holdings, LLC and Shawn Williams (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 333-179870-02)).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of December, 2015.

NEXEO SOLUTIONS HOLDINGS, LLC

By:	/s/ David A. Bradley
David A. Bradley
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 7th day of December, 2015.

Signature	Title

/s/ David A. Bradley	President, Chief Executive Officer and Director
David A. Bradley	(Principal Executive Officer)

/s/ Ross J. Crane	Executive Vice President, Chief Financial Officer
Ross J. Crane	(Principal Financial Officer)

/s/ Kristina A. Smith	Vice President, Controller and Chief Accounting Officer
Kristina A. Smith	(Principal Accounting Officer)

/s/ Dan F. Smith	Chairman
Dan F. Smith

/s/ Kenneth M. Burke	Director
Kenneth M. Burke

/s/ Kevin R. Burns	Director
Kevin R. Burns

/s/ Steven J. Schneider	Director
Steven J. Schneider

/s/ Steven B. Schwarzwaelder	Director
Steven B. Schwarzwaelder

/s/ Walter L. Sharp	Director
General (Retired) Walter L. Sharp

/s/ John H. Williford	Director
John H. Williford

/s/ Nathan H. Wright	Director
Nathan H. Wright

/s/ Christopher J. Yip	Director
Christopher J. Yip