Form 10-Q
period 2016-03-31
Nexeo Solutions Holdings, LLC
filed 2016-05-13
CIK 1540047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The equity interests of the registrant are not publicly held. At May 6, 2016, the registrant’s common equity consisted of membership interests, 99.5% of which was held by TPG Accolade, L.P. and the remaining interests were held by management of Nexeo Solutions Holdings, LLC.

Forward-Looking Statements

Certain information and statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “could,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and “Item 1A. Risk Factors” in Part II.

These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Unless otherwise indicated or the context otherwise requires, comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Our future results will depend upon various other risks and uncertainties, including those described in the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K filed on December 7, 2015. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement.

PART I
Item 1. Financial Statements

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in millions)

	March 31, 2016	September 30, 2015
Current Assets
Cash and cash equivalents	$59.7	$127.7
Accounts and notes receivable (net of allowance for doubtful accounts of $4.7 million and $3.8 million, respectively)	487.4	508.7
Inventories	319.3	325.1
Other current assets	24.6	22.0
Total current assets	891.0	983.5

Non-Current Assets
Property, plant and equipment, net	234.4	231.2
Goodwill	373.1	373.7
Other intangible assets, net of amortization	103.5	111.4
Other non-current assets	15.6	18.2
Total non-current assets	726.6	734.5
Total Assets	$1,617.6	$1,718.0

Current Liabilities
Short-term borrowings and current portion of long-term debt and capital lease obligations	$40.7	$72.4
Accounts payable	323.5	326.6
Accrued expenses and other liabilities	53.0	63.9
Income taxes payable	1.4	2.5
Total current liabilities	418.6	465.4

Non-Current Liabilities
Long-term debt and capital lease obligations, less current portion, net	805.0	863.5
Deferred income taxes	92.4	91.5
Other non-current liabilities	10.1	12.6
Total non-current liabilities	907.5	967.6
Total Liabilities	1,326.1	1,433.0

Commitments and contingencies (see Note 12)

Members’ Equity
Series A membership interest	490.4	490.4
Series B membership interest	5.6	5.1
Accumulated deficit	(156.5)	(162.9)
Accumulated other comprehensive loss	(48.0)	(47.6)
Total members’ equity	291.5	285.0
Total Liabilities and Members’ Equity	$1,617.6	$1,718.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales and operating revenues	$862.2	$1,012.8	$1,689.9	$2,030.5
Cost of sales and operating expenses	760.9	913.6	1,493.4	1,839.3
Gross profit	101.3	99.2	196.5	191.2
Selling, general and administrative expenses	76.7	82.0	151.4	165.6
Transaction related costs	6.3	—	7.3	0.1
Operating income	18.3	17.2	37.8	25.5
Other income	0.9	0.2	2.6	0.7
Interest income (expense)
Interest income	0.1	0.1	0.1	0.1
Interest expense	(15.5)	(16.3)	(31.1)	(32.7)
Income (loss) from continuing operations before income taxes	3.8	1.2	9.4	(6.4)
Income tax expense	1.8	1.8	3.1	0.9
Net income (loss) from continuing operations	2.0	(0.6)	6.3	(7.3)
Net income (loss) from discontinued operations, net of tax	0.1	—	0.1	(0.8)
Net income (loss)	$2.1	$(0.6)	$6.4	$(8.1)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income (loss)	$2.1	$(0.6)	$6.4	$(8.1)
Unrealized foreign currency translation gain (loss), net of tax	6.1	(15.6)	(0.6)	(24.9)
Unrealized gain on interest rate hedges, net of tax	0.1	—	0.2	0.1
Other comprehensive income (loss), net of tax	6.2	(15.6)	(0.4)	(24.8)
Total comprehensive income (loss), net of tax	8.3	(16.2)	6.0	(32.9)
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	—	0.1
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and Subsidiaries, net of tax (1)	$8.3	$(16.2)	$6.0	$(32.8)

(1)    The tax effects for each component presented are not material.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statement of Members’ Equity
(Unaudited, in millions)

	Series A Membership Interest	Series B Membership Interest	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2015	$490.4	$5.1	$(162.9)	$(47.6)	$285.0
Repurchases of membership units	—	(0.1)	—	—	(0.1)
Equity-based compensation	—	0.6	—	—	0.6
Comprehensive income (loss):
Net income	—	—	6.4	—	6.4
Other comprehensive loss	—	—	—	(0.4)	(0.4)
Balance at March 31, 2016	$490.4	$5.6	$(156.5)	$(48.0)	$291.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss) from continuing operations	$6.3	$(7.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.4	26.5
Debt issuance costs amortization and original issue discount amortization	4.4	4.3
Provision for bad debt	1.1	0.7
Inventory impairment	—	1.6
Deferred income taxes	0.9	2.0
Equity-based compensation charges	0.6	0.6
Gain on sales of property and equipment	(1.9)	(0.5)
Gain on debt extinguishment, net	(0.6)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	20.7	60.3
Inventories	6.3	21.5
Other current assets	(3.7)	7.1
Accounts payable	(3.7)	(70.3)
Related party payable	(0.2)	(1.6)
Accrued expenses and other liabilities	(10.7)	(8.5)
Changes in other operating assets and liabilities, net	(3.3)	(2.2)
Net cash provided by operating activities from continuing operations	43.6	34.2
Net cash used in operating activities from discontinued operations	—	(0.6)
Net cash provided by operating activities	43.6	33.6
Cash flows from investing activities
Additions to property and equipment	(9.4)	(19.8)
Proceeds from the disposal of property and equipment	2.0	1.7
Net cash used in investing activities	(7.4)	(18.1)
Cash flows from financing activities
Repurchases of membership units	(0.1)	—
Purchase of additional equity interest in Nexeo Plaschem	—	(34.3)
Proceeds from short-term debt	18.6	23.4
Repayment of short-term debt	(15.0)	(32.7)
Proceeds from issuance of long-term debt	207.3	481.4
Repayment of long-term debt and capital lease obligations	(314.7)	(487.1)
Net cash used in financing activities	(103.9)	(49.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(3.0)
Decrease in cash and cash equivalents	(68.0)	(36.8)
Cash and cash equivalents at the beginning of the period	127.7	88.2
Cash and cash equivalents at the end of the period	$59.7	$51.4
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26.4	$29.3
Cash paid during the period for taxes	$2.9	$2.8
Supplemental disclosure of non-cash investing activities:
Non-cash capital expenditures, including capital leases	$15.8	$2.8

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Nexeo Solutions Holdings, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, currencies in millions)

1. Organization and Nature of Operations

Nexeo Solutions Holdings, LLC (“Holdings”) was formed on November 4, 2010 as a Delaware limited liability company. On March 31, 2011, Holdings purchased certain assets of the global distribution business (the “Distribution Business”) from Ashland Inc. (“Ashland”), which is referred to as the “Ashland Distribution Acquisition.” Holdings is a holding company and substantially all of its operations are conducted through its primary operating subsidiary Nexeo Solutions, LLC (“Solutions”) and its subsidiaries. Holdings owns the majority of the membership interests of Solutions while the remaining membership interests are owned by Nexeo Solutions Sub Holding Corp. (“Sub Holding”), a wholly-owned subsidiary of Holdings. Holdings and its subsidiaries are collectively referred to as the “Company.”

During the fourth quarter of fiscal year 2012, the Company formed a joint venture, Nexeo Plaschem (Shanghai) Co., Ltd (“Nexeo Plaschem”), with the shareholders of Beijing Plaschem Trading Co., Ltd and in November 2012 Nexeo Plaschem acquired the operations of Beijing Plaschem Trading Co., Ltd (the “Beijing Plaschem Acquisition”). Nexeo Plaschem became a wholly-owned subsidiary in October 2014. In December 2013, the Company acquired 100% of the outstanding shares of Chemical Specialists and Development, Inc. (“CSD”) and substantially all of the assets of two related businesses of CSD (collectively, the “CSD Acquisition”). In April 2014, the Company acquired 100% of the outstanding shares of Archway Sales, Inc. (“Archway”) and substantially all the assets of a related business (collectively, the “Archway Acquisition”).

The Company is a global distributor of chemicals products in North America and Asia and plastics products in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. In connection with the distribution of chemicals products, the company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. The Company also provides environmental services, including waste collection, recovery and arrangement for disposal services and recycling in North America, primarily in the United States (“U.S.”), through its Environmental Services line of business. The Company was a distributor of composites products in North America until July 1, 2014, when these operations were sold. Activity associated with these operations is reflected as discontinued operations for all periods presented.

The Company connects a network of approximately 1,300 suppliers with a diverse base of approximately 27,500 customers. The Company offers its customers products used in a broad cross-section of end markets including household, industrial and institutional (“HI&I”), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or “CASE”), automotive, healthcare, personal care, oil and gas and construction. The Company distributes approximately 23,000 products into over 80 countries through a supply chain consisting of approximately 170 owned, leased or third-party warehouses, rail terminals and tank terminals globally. The Company has a private fleet of over 1,000 units, including tractors and trailers, primarily located in North America.

The Company currently employs approximately 2,450 employees globally.

On March 21, 2016, the Company entered into an Agreement and Plan of Merger (the “WLRH Merger Agreement”) with WL Ross Holding Corp., a Delaware corporation (“WLRH”), Neon Acquisition Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of WLRH, Neon Holding Company LLC, a Delaware limited liability company and indirect subsidiary of WLRH (“Company Merger Sub”), TPG Accolade Delaware, L.P., a Delaware limited partnership (“TPG Accolade Delaware”), and certain other parties. Upon the closing of the transactions contemplated by the WLRH Merger Agreement (the “Proposed Merger”), WLRH will acquire the Company, with TPG Accolade, L.P. (“TPG Accolade”) and its affiliates owning approximately 35% of the outstanding common stock of the post-combination company. In addition, as a result of the Proposed Merger, it is anticipated that the combined company’s equity securities will be listed on The NASDAQ Global Select Market and that the combined company will be re-named Nexeo Solutions, Inc. The Proposed Merger has been approved by both the Company’s Board of Directors and the Board of Directors of WLRH, and is expected to close in the summer of 2016, subject to various closing conditions, including requisite regulatory approvals and approval of the stockholders of WLRH. WLRH is expected to be the accounting acquirer.

2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. As such, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as disclosed herein) considered necessary for a fair statement have been included. Results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2016. Quarterly financial data should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2015 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on December 7, 2015.

The condensed consolidated financial data as of September 30, 2015 presented in these unaudited condensed consolidated financial statements were derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by U.S. GAAP.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

During the third quarter of fiscal year 2015, the Company determined that Proceeds from short-term debt and Repayment of short-term debt within the financing activities portion of the Company’s condensed consolidated statements of cash flows were not reported in accordance with actual cash movements for prior periods presented during fiscal year 2015. Accordingly, the Company has revised the condensed consolidated statement of cash flows for the six months ended March 31, 2015 to reflect a decrease of $80.1 million in Proceeds from short-term debt and a decrease of $79.6 million in Repayment of short-term debt within financing activities. The revision had no impact on the Company’s total cash flows, financial condition or results of operations.

The Company does not believe this revision has a material effect on the Company’s previously reported condensed consolidated financial statements.

Recent Accounting Pronouncements Adopted

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”). This ASU changes the criteria for reporting discontinued operations while requiring expanded disclosures surrounding the assets, liabilities, income, and expenses of discontinued operations. The Company adopted this standard during the first quarter of fiscal year 2016 and its adoption did not have an effect on the Company’s financial position or results of operations.

In November 2015 the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This ASU requires an entity to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. The Company adopted this standard during the first quarter of fiscal year 2016 on a prospective basis and its adoption did not have a material impact on the Company’s financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU (i) requires all equity investments in unconsolidated entities other than those measured using the equity method of accounting, to be measured at fair value through earnings; (ii) when the fair value option has been elected for financial liabilities, requires that changes in fair value due to instrument specific credit risk be recognized separately in other comprehensive income and accumulated gains and losses due to these changes and will be reclassified from accumulated other comprehensive income to earnings if the liability is settled before maturity; and (iii) amends certain fair value disclosure provisions related to financial instruments carried at amortized cost. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires all leases with terms greater than 12 months, whether finance or operating, to be recorded on the balance sheet, reflecting a liability to make lease payments and a right-to-use asset representing the right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change from current GAAP. The amendments of ASU 2016-02 are effective for the reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”): Improvements to Employee Share-Based Payment Accounting. The updated guidance simplifies several aspects of accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position and results of operations.

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

3. Cash and Cash Equivalents — Risks and Uncertainties

At March 31, 2016, the Company had $59.7 million in cash and cash equivalents. Of this amount, $56.9 million was held by foreign subsidiaries. Of the $56.9 million, $51.6 million was denominated in currencies other than the U.S. dollar, primarily in Euros, Canadian dollars (“CAD”), British pounds and Chinese renminbi (“RMB”). At March 31, 2016, the Company had $6.2 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange. The Company does not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents and believes such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

4. Inventories

Inventories at March 31, 2016 and September 30, 2015 consisted of the following:

	March 31, 2016	September 30, 2015
Finished products	$315.1	$320.9
Supplies	4.2	4.2
Total	$319.3	$325.1

The Company’s inventories in the U.S. and Canada are collateral under its asset based loan facility (“ABL Facility”) and senior secured term loan facility (“Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

5. Certain Assets Used as Collateral

The Company’s accounts receivable in the U.S. and Canada are collateral under the Credit Facilities. These accounts receivable totaled $371.5 million and $396.7 million in the aggregate as of March 31, 2016 and September 30, 2015, respectively.

The Company’s inventories in the U.S. and Canada are collateral under the Credit Facilities. These inventories totaled $236.1 million and $247.1 million in the aggregate as of March 31, 2016 and September 30, 2015, respectively.

Certain customers of Nexeo Plaschem are allowed to remit payment during a period of time ranging from 30 days up to nine months. These notes receivables, which are supported by banknotes issued by large banks in China on behalf of these customers, are included in Accounts and notes receivable on the Company’s condensed consolidated balance sheets and totaled $5.3 million and $4.5 million at March 31, 2016 and September 30, 2015, respectively. Additionally, under certain credit arrangements Nexeo Plaschem is a party thereto, these notes receivable may also be pledged as collateral. See Note 9.

6. Property, Plant and Equipment

Property, plant and equipment at March 31, 2016 and September 30, 2015 consisted of the following:

	March 31, 2016	September 30, 2015
Land	$41.3	$41.2
Plants and buildings	79.9	78.3
Machinery and equipment (1)	184.8	167.8
Software and computer equipment	70.4	68.8
Construction in progress	12.3	12.9
Total	388.7	369.0
Less accumulated depreciation	(154.3)	(137.8)
Property, plant and equipment, net	$234.4	$231.2

(1) Includes $26.8 million and $13.1 million, respectively, related to equipment acquired under capital leases.

Included in the carrying value of property, plant and equipment are certain closed facilities located in the U.S., which collectively have a carrying value of $1.6 million. The facilities do not currently meet the criteria for held-for-sale classification; accordingly, they remain classified as held and used.

Total depreciation expense on property, plant and equipment was $9.9 million and $19.6 million for the three and six months ended March 31, 2016, respectively, and $9.7 million and $18.6 million for the three and six months ended March 31, 2015, respectively.

In May 2015, the Company entered into a lease agreement with Ryder Truck Rental, Inc. ("Ryder") for transportation equipment ("Ryder Lease"). The Ryder Lease covers the rental of approximately 200 tractors, which will replace a significant portion of the Company’s current private fleet of tractors, and has a term of seven years. The Ryder Lease is accounted for as a capital lease and requires minimum annual payments of approximately $5.5 million per year. As of March 31, 2016, the Company had taken delivery of 200 tractors under the Ryder Lease. Upon receipt of the tractors the Company recorded $25.6 million of initial equipment cost and corresponding capital lease obligations. The two remaining tractors are expected to be delivered in the third quarter of fiscal year 2016. The Company is permitted to terminate the lease of an individual tractor on the anniversary of its delivery date, provided that certain conditions are met. In the event the Company terminates the lease of an individual tractor in accordance with the terms of the Ryder Lease, the Company may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor.

In connection with the receipt of new tractors under the Ryder Lease during the three months ended March 31, 2016, the Company sold eight of its old tractors for proceeds of $0.1 million and recognized gains of $0.1 million which were included in Other income in the condensed consolidated statements of operations. During the six months ended March 31, 2016, the Company sold ninety tractors for proceeds of $1.8 million and recognized gains of $1.8 million.

Facility Lease

The Company is currently in discussions with the Illinois Tollway Authority regarding the sale of one of the Company’s facilities under an eminent domain proceeding styled and numbered Illinois State Tollway Authority v. Nexeo Solutions, LLC, Case No. 15 L 50521, Parcel No. WA-12-012. The sale is expected to be finalized in the second quarter of fiscal year 2017. The Company does not expect to record a loss in connection with this transaction.

In March 2016, in connection with the relocation of the operations currently managed at the facility described above, the Company entered into a lease agreement for a new facility in Montgomery, Illinois. The lease has a term of 15 years, with annual payments beginning at $1.1 million per year and annual escalations of 2.5% per year. The lease agreement includes three renewal options of five years each. The Company is expected to begin the lease term in November 2016. This lease agreement will be accounted for as a capital lease.

7. Goodwill and Other Intangibles

Goodwill

The following is a progression of goodwill for the six months ended March 31, 2016 by reportable segment:

	Chemicals	Plastics	Other	Total
Balance at September 30, 2015	$269.7	$91.5	$12.5	$373.7
Foreign currency translation	(0.1)	(0.5)	—	(0.6)
Balance at March 31, 2016	$269.6	$91.0	$12.5	$373.1

Goodwill Impairment Test

Goodwill is tested for impairment annually as of March 31 and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, or operating segment, for the Company. As of March 31, 2016, the Company tested goodwill recorded at each of its operating segments and concluded that goodwill was not impaired.

Significant management judgment is required in the estimates and assumptions made for purposes of the Company’s goodwill impairment testing. If actual results differ from these estimates and assumptions or market conditions materially change, the analysis could be negatively impacted and could result in an impairment charge in future periods.

Other Intangible Assets

Definite-lived intangible assets at March 31, 2016 and September 30, 2015 consisted of the following:

		March 31, 2016			September 30, 2015
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related intangibles(1)	5-14	$121.2	$(38.9)	$82.3	$121.3	$(33.6)	$87.7
Supplier-related intangible	10	17.0	(3.4)	13.6	17.0	(2.6)	14.4
Leasehold interest intangible	1-20	2.1	(1.4)	0.7	2.1	(1.3)	0.8
Non-compete agreements(2)	3-5	10.0	(5.3)	4.7	10.0	(4.5)	5.5
Trademarks and trade names(3)	2-6	6.2	(4.0)	2.2	6.2	(3.2)	3.0
Total		$156.5	$(53.0)	$103.5	$156.6	$(45.2)	$111.4

1)
Included net carrying amounts of $44.3 million, $1.6 million, $27.6 million and $8.8 million at March 31, 2016 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively. Included net carrying amounts of $46.8 million, $2.2 million, $29.4 million and $9.3 million at September 30, 2015 associated with the Ashland Distribution Acquisition, the Beijing Plaschem Acquisition, the CSD Acquisition and the Archway Acquisition, respectively.

2)
In connection with the Ashland Distribution Acquisition, Ashland agreed to a three-year non-compete agreement, which has since been fully amortized. In connection with the CSD Acquisition and the Archway Acquisition, former officers agreed to five-year non-compete agreements.

3)
Included a net carrying amount of $2.2 million related to the CSD Acquisition; the net carrying amount for the Archway Acquisition was fully amortized at March 31, 2016. Included net carrying amounts of $2.4 million and $0.6 million at September 30, 2015 related to the CSD Acquisition and the Archway Acquisition, respectively.

Amortization expense recognized on intangible assets was $3.9 million and $7.8 million for the three and six months ended March 31, 2016 and $3.9 million and $7.9 million for the three and six months ended March 31, 2015.

8. Other Non-Current Assets

Other non-current assets at March 31, 2016 and September 30, 2015 consisted of the following:

	March 31, 2016	September 30, 2015
Debt issuance cost, net	$10.7	$14.5
Other	4.9	3.7
Total	$15.6	$18.2

9. Debt

Short-term borrowings outstanding and the current portion of long-term debt and capital lease obligations at March 31, 2016 and September 30, 2015 are summarized below:

	March 31, 2016	September 30, 2015
Short-term borrowings	$38.3	$34.9
Current portion of long-term debt and capital lease obligations	2.4	37.5
Total short-term borrowings and current portion of long-term debt and capital lease obligations, net	$40.7	$72.4

Long-term debt outstanding at March 31, 2016 and September 30, 2015 is summarized below:

	March 31, 2016	September 30, 2015
ABL Facility	$17.4	$85.5
Term Loan Facility	617.6	647.2
8.375% Senior Subordinated Notes	149.7	159.2
Capital lease obligations (1)	25.5	12.7
Total long-term debt	810.2	904.6
Less: unamortized debt discount (2)	(2.8)	(3.6)
Less: current portion of long-term debt and capital lease obligations	(2.4)	(37.5)
Long-term debt and capital lease obligations, less current portion, net	$805.0	$863.5

(1) During the six months ended March 31, 2016, the Company received 105 tractors under the Ryder Lease and recorded $13.8 million of initial capital lease obligations. See Note 6. Capital lease obligations exclude executory costs and interest payments associated with the underlying leases. See “Capital Lease Obligations” below.
(2) At March 31, 2016 and September 30, 2015, respectively, included $1.5 million and $1.9 million of unamortized debt discount related to the Term Loan Facility. The remainder of the unamortized debt discount related to the 8.375% Senior Subordinated Notes (“Notes”). Debt discount is amortized to interest expense over the life of the respective instruments using the effective interest rate method.

Short-Term Borrowings

The Company’s short-term borrowings are associated with the Company’s operations in China and are summarized below:

	Facility Limit	Outstanding Borrowings Balance	Weighted Average Interest Rate on Borrowings	Outstanding LOC and Bankers’ Acceptance Bills	Remaining Availability
March 31, 2016
October 2012 Line of Credit (1)	$28.8	$27.7	3.8%	$—	$1.1
November 2012 Line of Credit (2)	23.3	10.6	5.4%	11.4	1.3
Total	$52.1	$38.3		$11.4	$2.4
September 30, 2015
October 2012 Line of Credit (1)	$23.8	$23.0	3.5%	$—	$0.8
November 2012 Line of Credit (2)	23.6	11.9	6.1%	7.1	4.6
Total	$47.4	$34.9		$7.1	$5.4

(1) The borrowing limit of this facility is denominated in U.S. dollars and was increased by $5.0 million in December 2015. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 110% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.
(2) The borrowing limit of this facility is denominated in RMB. This line of credit is secured by a standby letter of credit drawn on the ABL Facility covering 100% of the facility’s borrowing limit amount. Borrowings under the line of credit are payable in full within 12 months of the date of the advance.

In addition to the above lines of credit, Nexeo Plaschem has an arrangement through which it makes borrowings on a short-term basis, usually six months, by using its line of credit with the bank or by pledging the proceeds of its notes receivable. The borrowings under this arrangement are used to fund Nexeo Plaschem’s working capital requirements. At March 31, 2016 and September 30, 2015, there were no outstanding borrowings, no notes receivable pledged and no outstanding bankers’ acceptance bills issued to suppliers under this arrangement.

Nexeo Plaschem has another similar arrangement whereby it is able to pledge proceeds from its notes receivable in exchange for bankers’ acceptance bills issued to suppliers. No notes receivable were pledged under this arrangement at March 31, 2016 and September 30, 2015.

Long-Term Debt

The weighted average interest rate on borrowings under the ABL Facility was 2.2% and 1.8% at March 31, 2016 and September 30, 2015, respectively. At March 31, 2016 and September 30, 2015, the Company had $71.8 million and $67.4 million, respectively, in outstanding letters of credit under the U.S., Canadian and permitted foreign facility tranches of the ABL Facility. Collective credit availability under the U.S. and Canadian tranches of the ABL Facility was $362.1 million and $321.4 million at March 31, 2016 and September 30, 2015, respectively. The ABL Facility matures on July 11, 2017.

The interest rate for the Term Loan Facility was 5.0% at March 31, 2016 and September 30, 2015. The Term Loan Facility matures on September 9, 2017. The Notes mature on March 1, 2018.

The Company’s accounts receivable and inventory in the U.S. and Canada are collateral under the Credit Facilities. The Company’s accounts receivable and inventory in the U.S. and Canada totaled $607.6 million and $643.8 million at March 31, 2016 and September 30, 2015, respectively. See Note 5.

As of March 31, 2016, the Company was in compliance with all debt covenants under the Credit Facilities and the Notes.

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

8.375% Senior Subordinated Notes - Repurchase

During the second quarter of fiscal year 2016, the Company acquired $9.5 million in aggregate principal amount of its Notes for $8.7 million in cash and a net gain of $0.6 million, inclusive of the write-off of related debt issuance costs and original issue discount.

Proposed Merger

In connection with the Proposed Merger, WLRH expects to refinance the Company’s current indebtedness as described in the transaction documents related to the Proposed Merger and therefore, substantially all of the Company’s outstanding indebtedness would be repaid or satisfied and discharged at or prior to the closing of the Proposed Merger. Further, the terms of the transaction documents related to the Proposed Merger provide that the Company must cooperate in connection with any potential refinancing proposed by WLRH. On May 3, 2016, the Company notified the trustee for the Notes that the Company has elected to redeem, at par, all outstanding Notes on June 2, 2016 (the “Redemption Date”); provided that it shall be a condition to such redemption that the Proposed Merger shall have been completed contemporaneous with or prior to the Redemption Date, the Company will issue one or more notices to holders of the Notes delaying the Redemption Date not more than 60 days from the date of the original notice or rescinding the notice of redemption.

There can be no assurance that the Proposed Merger or its associated refinancing will occur.

Capital Lease Obligations

The capital lease obligation balance of $25.5 million as of March 31, 2016 is primarily associated with tractors delivered under the Ryder Lease through March 31, 2016. This obligation excludes future executory costs payments of $2.1 million per year, for aggregate executory costs of $13.7 million, as well as decreasing annual interest payments ranging from $1.2 million to $0.4 million, for aggregate interest payments totaling $5.7 million.

10. Derivatives

The Company is a party to interest rate swap agreements of varying expiration dates through March 2017, to help manage the Company’s exposure to interest rate risk related to its variable-rate Term Loan Facility. The swaps have a quarterly settlement frequency. In February 2016, one such interest rate swap in the amount of $80.0 million expired and was not replaced. As a result, as of March 31, 2016, the notional amount of outstanding interest rate swap agreements was $120.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains and losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains and losses recorded in other comprehensive income are reclassified into and recognized in income when the interest expense on the Term Loan Facility is recognized.

Gains and losses (net of reclassifications into income) related to the Company’s interest rate swaps were as follows:

		Three Months Ended March 31,		Six Months Ended March 31,
	Recorded to	2016	2015	2016	2015
Realized loss	Interest expense	$0.1	$0.1	$0.2	$0.3
Unrealized gain	Other comprehensive income	$0.1	$—	$0.2	$0.1

At March 31, 2016, $0.3 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

See Note 11 for additional information on the Company’s derivative instruments.

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

The Company’s financial instruments recorded at fair value on a recurring basis relate solely to its interest rate swaps. The Company’s interest rate swaps are valued using quoted market prices and significant other observable and unobservable inputs. These financial instruments’ fair values are based upon trades in liquid markets, and the valuation model inputs can generally be verified through over-the-counter markets and valuation techniques that do not involve significant management judgment. The fair values of these financial instruments are classified within Level 2 of the fair value hierarchy.

At March 31, 2016, the Company recorded $0.3 million in Accrued expenses and other liabilities and less than $0.1 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments. At September 30, 2015, the Company recorded $0.4 million in Accrued expenses and other liabilities and $0.1 million in Other non-current liabilities in the condensed consolidated balance sheet related to these instruments.

During the three and six months ended March 31, 2016 and 2015, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term borrowings approximate fair value due to the short-term maturity of those instruments.

The carrying values of borrowings outstanding under the ABL Facility and the Term Loan Facility approximate fair value at March 31, 2016 and September 30, 2015, primarily due to their variable interest rate. The estimated fair value of these instruments is classified by the Company as a Level 3 measurement within the fair value hierarchy.

The estimated fair value of the Notes was $150.8 million and $149.2 million at March 31, 2016 and September 30, 2015, respectively, including accrued interest of $1.0 million and $1.1 million, respectively. The estimated fair value of the Notes is classified by the Company as a Level 3 measurement within the fair value hierarchy. The estimated fair value of these instruments is calculated based upon a pricing model using the estimated yield calculated from interpolated treasury and implied yields to quoted price as inputs. The Company’s relative credit standing is one of the inputs to the valuation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges or as part of a business combination. During the three months ended March 31, 2016, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

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

In the Ashland Distribution Acquisition purchase agreement (the “ADA Purchase Agreement”), Ashland agreed to retain all known environmental remediation liabilities (“Retained Specified Remediation Liabilities”) and other environmental remediation liabilities unknown at the closing of the Ashland Distribution Acquisition related to the Distribution Business for which Ashland receives notice prior to the fifth anniversary of the closing (“Other Retained Remediation Liabilities”) (collectively “Retained Remediation Liabilities”). Ashland’s liability for Retained Remediation Liabilities is not subject to any claim thresholds or deductibles other than expenses the Company incurs arising out of the Other Retained Remediation Liabilities; if the Company incurs expenses arising out of Other Retained Remediation Liabilities for which Ashland received notice prior to the fifth anniversary of the closing, Ashland’s indemnification obligation is subject to an individual claim threshold of $0.2 million and an aggregate claim deductible of $5.0 million. Ashland’s indemnification obligation for the Retained Remediation Liabilities is subject to an aggregate ceiling of $75.0 million. Ashland’s indemnification obligations resulting from its breach of any representation, warranty or covenant related to environmental matters (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) are generally limited by an individual claim threshold of $0.2 million, an aggregate claim deductible of $18.6 million and a ceiling of $93.0 million. Collectively, Ashland’s indemnification obligations resulting from or relating to the Retained Remediation Liabilities, retained litigation liabilities, and the breach of Ashland’s representations, warranties and covenants contained in the ADA Purchase Agreement (other than for liabilities relating to taxes or the breach of any fundamental representation or warranty) is subject to an aggregate ceiling of $139.5 million, and Ashland’s total indemnification obligation under the ADA Purchase Agreement (other than for liabilities relating to taxes or any retained indebtedness) is subject to an aggregate ceiling in the amount of the purchase price for the Distribution Business net assets. Ashland’s indemnification obligations under the ADA Purchase Agreement terminated as of the fifth anniversary of the closing (March 31, 2016), other than for Retained Specified Remediation Liabilities and for Other Retained Remediation liabilities reported to Ashland prior to the fifth anniversary of the closing for which Ashland retains liability pursuant to the ADA Purchase Agreement. As a result, any environmental remediation liabilities reported to the Company after the fifth anniversary of the closing and not arising out of a Retained Remediation Liability will be liabilities of the Company.

In July 2014, Ashland filed a lawsuit styled and numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that the Company is obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of the aggregate $5.0 million deductible applicable to the Company-incurred expenses indemnified by Ashland, whether or not the Company incurs any expenses or obtains any indemnity from Ashland. Ashland further alleges that the Company has breached duties related to that agreement by not having so indemnified Ashland for amounts Ashland has incurred for Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. The Company disagrees with Ashland’s construction of the ADA Purchase Agreement and is vigorously defending the lawsuit.

The Company does not currently have any environmental or remediation reserves for matters covered by the ADA Purchase Agreement. However, if the Company was to incur expenses related to Other Retained Remediation Liabilities, the Company would be responsible for the first $5.0 million in aggregate expenses relating thereto prior to the receipt of any indemnification from Ashland.  In addition, if any Retained Remediation Liability ultimately exceeds the liability ceilings described above, the Company would be responsible for such excess amounts. In either of these scenarios, the Company would be required to take an appropriate environmental or remediation reserve. The Company would also be required to take remediation or environmental reserves for remediation or other environmental liabilities reported after the fifth anniversary of the closing related to facilities acquired in the Ashland Distribution Acquisition; for remediation of spills or releases caused by the Company’s operations including those related to the Company’s Environmental Services line of business; and for remediation or other environmental liabilities related to facilities acquired from parties other than Ashland (i.e., in the CSD Acquisition or the Archway Acquisition). The Company’s reserves will be subject to numerous uncertainties that affect its ability to accurately estimate its costs, or its share of costs if multiple parties are responsible. These uncertainties involve the legal, regulatory and enforcement parameters governing environmental assessment and remediation, the nature and extent of contamination, the extent of required remediation efforts, the choice of remediation methodology, availability of insurance coverage and, in the case of sites with multiple responsible parties, the number and financial strength of other potentially responsible parties.

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

The following summarizes contributions to the plans described above during the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Contributions recorded as a component of cost of sales and operating expenses	$1.0	$0.8	$1.9	$1.9
Contributions recorded as a component of selling, general and administrative expenses	1.7	1.8	3.2	3.6
Total contributions	$2.7	$2.6	$5.1	$5.5

Restricted Equity Plan

Holdings may issue unregistered Series B units to directors, certain officers and employees eligible to participate in the Company’s restricted equity plan (“Equity Plan”). The units issued under the Equity Plan are subject to certain transfer restrictions and are initially deemed to be unvested. With respect to units issued to certain officers and employees, 50% of the Series B units vest 20% annually over a five year period (“Time-Based Units”) and 50% of the Series B units become vested in accordance with a performance-based schedule that is divided into five separate and equal twelve month periods (“Performance-Based Units”). The vesting of both the Time-Based Units and the Performance-Based Units is subject to the employee’s continued employment with the Company. The Board of Directors of the Company (the “Board of Directors”) establishes each annual performance-based period based upon an earnings before interest, tax, depreciation and amortization (“EBITDA”) target for the Company during that period. In the event that any Performance-Based Units do not vest for any applicable annual performance period due to the failure to achieve that year’s EBITDA-based performance target, the Performance-Based Units assigned to that annual performance period shall subsequently vest upon the achievement of the EBITDA-based performance target for the fiscal year following such fiscal year.

Prior to December 1, 2015, upon the occurrence of a liquidity event within seven years of the employee’s beginning vesting date in which TPG Accolade realized a return based upon cash received (including dividends) divided by aggregate purchase price that was equal to or greater than 3.0x, all Performance-Based Units would automatically vest, as long as the employee remained employed by the Company through the completion of the liquidity event.  On December 1, 2015, the Board of Directors removed the requirement that TPG Accolade realize a return equal to or greater than 3.0x in a liquidity event. Accordingly, all Performance-Based Units automatically vest upon the occurrence of a liquidity event within seven years of the employee’s beginning vesting date, regardless of the return realized by TPG Accolade, as long as the employee remains employed by the Company through the completion of the liquidity event. This revision represents a modification of all the unvested Performance-Based Units outstanding as of the modification date. The modification does not change the Company’s current expectations of whether the Performance-Based Units will ultimately vest and therefore does not result in the recognition of compensation cost in the current period.  If, at a future date, the Company determines it is probable the employees will vest in the modified awards, it will recognize compensation cost equal to the new fair value of these awards at the modification date of $0.12 per unit.

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

The fair value of the Series B units granted during the six months ended March 31, 2016 was determined using a discounted cash flow analysis and a Black-Scholes Option Pricing Model with the valuation assumptions of (1) expected term of one year, (2) expected price volatility of 47.1%, (3) a risk-free interest rate of 0.6% and (4) an expected distribution yield of 0.0%. Volatility was estimated using historical stock prices of comparable public companies.

The following table summarizes compensation expense recognized as a component of Selling, general and administrative expenses in the condensed consolidated statements of operations related to the Series B Units during the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Compensation expense - Time-Based Units	$0.3	$0.3	$0.6	$0.6
Compensation expense - Performance-Based Units	$—	$—	$—	$—

The following table summarizes Equity Plan activity during the six months ended March 31, 2016:

	Units	Average Grant Date Fair Value Per Unit
Outstanding at September 30, 2015	38,466,624	$0.28
Granted	1,028,571	0.12
Forfeited/Canceled	(1,597,000)	0.25
Outstanding at March 31, 2016	37,898,195	$0.22

The following table summarizes the non-vested Equity Plan units during the six months ended March 31, 2016:

	Units	Average Grant Date Fair Value Per Unit
Nonvested at September 30, 2015	23,116,625	$0.26
Granted	1,028,571	0.12
Vested	(1,989,989)	0.32
Forfeited	(1,345,000)	0.23
Nonvested at March 31, 2016	20,810,207	$0.15

The following table summarizes information related to the vesting of Series B units during the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Series B units vested	1,880,000	1,730,000	1,989,989	1,837,146
Total fair value of vested Series B units	$0.6	$0.6	$0.6	$0.6

Total unrecognized compensation cost related to the Series B units was $0.8 million at March 31, 2016, expected to be recognized over the next four years.

14. Related Party Transactions

At the closing of the Ashland Distribution Acquisition, the Company entered into a management services agreement with TPG Capital, L.P. (together with its affiliates, including TPG Accolade, “TPG”) pursuant to which it provides the Company with ongoing management, advisory, specialized operational and consulting services. Under the current terms of the agreement, the quarterly monitoring fee to TPG is equal to 2% of the Company’s “Adjusted EBITDA” (as defined in the agreement) less $0.175 million, subject to a revised minimum annual amount of $2.825 million. These fees are recorded in Selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

Pursuant to the management services agreement, the Company also pays TPG fees in connection with consulting services it provides in relation to certain corporate transactions. TPG received reimbursements for out-of-pocket expenses incurred by TPG in connection with these transactions. These fees are recorded in Selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The Company elects to participate in TPG’s leveraged procurement program, but since the first quarter of fiscal year 2014, it is no longer subject to a fee for participation in this program. The fees for periods prior to that date were recorded in Selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and were calculated in relation to TPG’s portfolio companies for various categories of services and products for the benefit of portfolio companies.

The table below summarizes activity recorded during the respective periods related to the items described above:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales to TPG related entities	$0.8	$1.8	$1.8	$5.5
Amounts included in Selling, general and administrative expenses
Management fees to TPG	$0.7	$0.7	$1.6	$1.5
Consulting fees to TPG	$0.2	$0.1	$0.2	$0.5

There were no purchases from TPG in the three and six months ended March 31, 2016 and 2015.

At March 31, 2016 and September 30, 2015, TPG related entities owed the Company $0.2 million and $0.3 million, respectively, which were included in Accounts and notes receivable in the Company’s condensed consolidated balance sheets.

The Company has a strategic consulting services agreement with Steven B. Schwarzwaelder, a member of the Board of Directors, under which it pays an annual fee of $0.175 million. The Company recorded less than $0.1 million and $0.1 million for the three and six months ended March 31, 2016 and 2015, respectively, related to this agreement. This fee is recorded in Selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The Company has a truck and lease service agreement (“Ryder Truck Lease”) with Ryder that covers the rental of 11 trucks and 5 trailers. The Company also briefly engaged a company affiliated with Ryder for logistics advisory services. In addition, in May 2015 the Company entered into the Ryder Lease (see Note 6) which covers the rental of approximately 200 tractors. John Williford, a member of the Board of Directors, was the President, Global Supply Chain Solutions for Ryder System, Inc., a company affiliated with Ryder, from June 2008 until March 31, 2015. Payments to Ryder and affiliated companies for advisory services fees and the Ryder Truck Lease, including reimbursements for licensing fees, fuel charges, mileage and certain maintenance and other obligations, were recorded primarily in Cost of sales and operating expenses in the Company’s condensed consolidated statements of operations. During the three and six months ended March 31, 2016, the Company paid Ryder $1.8 million and $3.3 million, respectively. During the three and six months ended March 31, 2015, the Company paid Ryder $0.1 million and $0.2 million, respectively.

Certain former shareholders of Archway continue to be employed by the Company and are involved in the operations of the business acquired in the Archway Acquisition. In connection with the Archway Acquisition, the Company recorded a payable to former shareholders of Archway totaling $3.4 million related to certain tax refund receivables. During the six months ended March 31, 2016, the Company paid $0.2 million and during the fiscal years 2015 and 2014, the Company paid $1.6 million and $1.4 million, respectively, of this amount. Accordingly, at March 31, 2016, the Company owed approximately $0.1 million to the former shareholders, which was included in Accrued expenses and other liabilities in the Company’s condensed consolidated balance sheet.

15. Income Taxes

As discussed in Note 1, Holdings is organized as a limited liability company and is taxed as a partnership for U.S. income tax purposes. As such, with the exception of a limited number of state and local jurisdictions, Holdings is not subject to U.S. income taxes. Accordingly, the members will report their share of Holdings’ taxable income on their respective U.S. federal tax returns. Holdings pays distributions to members to fund their tax obligations. Holdings and its subsidiaries made no material distributions to, or on behalf of, their members during the three and six months ended March 31, 2016 and 2015. The Company’s sole active U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S. The Company’s controlled foreign corporations are subject to tax at the entity level in their respective jurisdictions.

Income tax expense for the three months ended March 31, 2016 and March 31, 2015 was $1.8 million. The current period tax expense was attributable to income tax expense on profitable foreign operations, primarily Canada and EMEA. The prior period tax expense was largely attributed to a valuation allowance recorded against deferred tax assets in China as well as to U.S. income tax expense on profitable U.S. operations. The tax expense for the three months ended March 31, 2016 reflects an effective tax rate of 47.4%.

Income tax expense for the six months ended March 31, 2016 was $3.1 million compared to $0.9 million for the six months ended March 31, 2015. The current period tax expense was attributable to income tax expense on profitable foreign operations, primarily Canada and EMEA. The prior period expense was largely attributed to changes in the Company’s valuation allowance as well as to foreign income tax expense on profitable foreign operations. The tax expense for the six months ended March 31, 2016 reflects an effective tax rate of 33.0%.

For the periods ended March 31, 2016 and 2015, the Company computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.  Due to on-going changes in the Company’s international operations, the annual effective tax rate, which relies on accurate projections by legal entity of income earned and taxed in foreign jurisdictions, as well as accurate projections by legal entity of permanent and temporary differences, was not considered a reliable estimate for purposes of calculating year-to-date income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the adoption of ASU 2015-17, deferred tax assets and liabilities and any related valuation allowances are classified as noncurrent on a prospective basis. See Note 2.

At March 31, 2016 and September 30, 2015, the valuation allowance was $3.8 million and $3.6 million, respectively, primarily relating to Nexeo Plaschem operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at March 31, 2016, management believes it is not more likely than not that it will realize the majority of its deferred tax assets.

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

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense in the condensed consolidated statements of operations. There was an insignificant amount of interest and penalties recognized during the three and six months ended March 31, 2016 and 2015. As of March 31, 2016 and September 30, 2015, the Company had $1.1 million related to uncertain tax positions, including related accrued interest and penalties.

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

16. Segment and Geographic Data

The Company operates through three lines of business, or operating segments: Chemicals, Plastics and Environmental Services. On July 1, 2014, the Company sold its composites operations in North America and as a result, activity associated with these operations is classified as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented. While the Company continued to occasionally distribute certain composites products in Asia post-sale of the Company’s North American composites operations, these sales were minimal and they are no longer identified as a separate line of business. The three remaining lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, the Chemicals and Plastics lines of business constitute separate reportable segments while the Environmental Services line of business, which does not meet the materiality threshold for separate disclosure and the historical composites products sales in Asia are combined in an “Other” segment.

Each line of business represents unique products and suppliers, and each line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. Across the Chemicals and Plastics lines of business there are numerous industry segments, end markets and sub markets that the Company may choose to focus on. These end markets may change from year to year depending on the underlying market economics, supplier focus, expected profitability and the Company’s strategic agenda.

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

A brief description of each line of business follows:

Chemicals. The Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail cars, bulk tanker trucks and as packaged goods in trucks. The Company’s chemical products are distributed in more than 50 countries worldwide, primarily in North America and Asia. In connection with the distribution of chemicals products, the Company provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While the Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, HI&I, lubricants, oil and gas and personal care.

Plastics. The Plastics line of business distributes a broad product line consisting of commodity polymer products and prime engineering resins to plastics processors engaged in blow molding, extrusion, injection molding and rotation molding via rail car, bulk truck, truckload boxes and less-than truckload quantities. The Company’s plastics products are distributed in more than 50 countries worldwide, primarily in North America, EMEA and Asia. The Plastics line of business serves a broad cross section of industrial segments, with a current focus on the healthcare and automotive end markets.

 Other. The Environmental Services line of business, in connection with certain waste disposal service companies, provides customers with comprehensive hazardous and non-hazardous waste collection, recovery and arrangement for disposal services or recycling in North America, primarily in the U.S. These environmental services are offered through the Company’s network of distribution facilities which are used as transfer facilities. The Other segment also includes historical composites products sales in Asia.

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

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales and operating revenues
Chemicals	$389.0	$507.8	$767.7	$1,021.3
Plastics	443.9	477.0	862.4	952.2
Other	29.3	28.0	59.8	57.0
Total sales and operating revenues	862.2	1,012.8	1,689.9	2,030.5
Gross profit
Chemicals	50.1	57.5	97.4	108.2
Plastics	44.8	34.7	85.4	68.5
Other	6.4	7.0	13.7	14.5
Total gross profit	101.3	99.2	196.5	191.2
Selling, general & administrative expenses	76.7	82.0	151.4	165.6
Transaction related costs	6.3	—	7.3	0.1
Total operating income	18.3	17.2	37.8	25.5
Other income	0.9	0.2	2.6	0.7
Interest income (expense)
Interest income	0.1	0.1	0.1	0.1
Interest expense	(15.5)	(16.3)	(31.1)	(32.7)
Income (loss) from continuing operations before income taxes	$3.8	$1.2	$9.4	$(6.4)

	March 31, 2016	September 30, 2015
IDENTIFIABLE ASSETS
Chemicals	$654.0	$696.9
Plastics	545.2	530.2
Other	32.2	35.1
Total identifiable assets by segment	1,231.4	1,262.2
Unallocated assets	386.2	455.8
Total assets	$1,617.6	$1,718.0

Revenues by geographic location, based on the jurisdiction of the subsidiary entity receiving revenue credit for the sale, are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
North America	$707.5	$843.5	$1,381.3	$1,691.3
EMEA	108.4	119.7	213.1	244.4
Asia	46.3	49.6	95.5	94.8
Total	$862.2	$1,012.8	$1,689.9	$2,030.5

17. Financial Statements of Guarantors and Issuers of Guaranteed Securities

The following condensed consolidating financial statements are presented pursuant to Rule 3—10 of Regulation S-X issued by the SEC. The condensed consolidating financial statements reflect the Company’s financial position as of March 31, 2016 and September 30, 2015, and the results of operations and items of comprehensive income (loss) for the three and six months ended March 31, 2016 and 2015, and cash flows for the six months ended March 31, 2016 and 2015.

As a result of the Ashland Distribution Acquisition, on March 31, 2011, Solutions and Nexeo Solutions Finance Corporation (the “Co-Issuer,” and together with Solutions, the “Issuers”) issued the Notes in an aggregate principal amount of $175.0 million. The Notes are fully and unconditionally guaranteed, jointly and severally, by Holdings and its wholly owned subsidiary, Sub Holding. The guarantees are subject to release under certain customary defeasance provisions. Solutions is also the primary borrower under the Credit Facilities, which are guaranteed by Holdings and Sub Holding. Holdings and Sub Holding are also co-borrowers on a joint and several basis with Solutions under the Credit Facilities. The Co-issuer also is a guarantor under the Term Loan Facility. The Co-issuer (labeled “Finance” in the tables below) has no independent operations and no assets or liabilities for any of the periods presented herein.

There are no restrictions on the ability of Holdings’ subsidiaries, including the Issuers, to make investments in, or loans directly to, Holdings. The ability of Holdings’ subsidiaries, including the Issuers, to pay dividends to Holdings is restricted under the Company’s Credit Facilities, subject to certain customary exceptions. As an example, the restrictions under the Company’s Term Loan Facility include that dividends may be made to Holdings (i) in an aggregate amount not to exceed the greater of $40.0 million and 3.25% of total assets, as defined, plus the amount of excluded contributions, as defined, received by Holdings prior to such payment; (ii) if the consolidated net leverage ratio, as defined, would be less than or equal to 3.0 to 1.0 after giving effect to such payment; and (iii) out of the available amount, as defined, if the consolidated net leverage ratio, as defined, would be less than or equal to 4.5 to 1.0 after giving effect to such payment. Payment of dividends described in the foregoing clauses (i), (ii) and (iii) (other than with excluded contributions, as defined) are prohibited if at the time of, or after giving effect to, the dividend, a default, as defined, would exist under the credit agreement for the Term Loan Facility.

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

The remaining subidiaries (“Non-Guarantor Subsidiaries”) as of March 31, 2016 are not guarantors of the Notes.

The condensed consolidating financial statements for the Company are as follows:

Condensed Consolidating Balance Sheets at March 31, 2016

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.3	$—	$—	$2.5	$56.9	$—	$59.7
Accounts and notes receivable, net	—	—	—	348.2	139.2	—	487.4
Inventories	—	—	—	217.2	102.1	—	319.3
Intercompany advances	—	—	—	0.6	—	(0.6)	—
Other current assets	—	—	—	12.9	11.7	—	24.6
Total current assets	0.3	—	—	581.4	309.9	(0.6)	891.0
Property, plant and equipment, net	—	—	—	223.4	11.0	—	234.4
Goodwill and other intangibles, net	—	—	—	378.5	98.1	—	476.6
Other non-current assets	—	—	0.1	14.0	1.5	—	15.6
Intercompany advances	—	—	—	178.8	—	(178.8)	—
Investment in subsidiaries	420.5	—	241.2	168.6	—	(830.3)	—
Total assets	$420.8	$—	$241.3	$1,544.7	$420.5	$(1,009.7)	$1,617.6
Liabilities & Members’ Equity
Current liabilities
Short-term borrowings and current portion of long- term debt	$—	$—	$—	$2.4	$38.3	$—	$40.7
Intercompany advances	0.4	—	0.2	—	—	(0.6)	—
Accounts payable, accrued expenses and other liabilities	—	—	0.4	260.5	117.0	—	377.9
Total current liabilities	0.4	—	0.6	262.9	155.3	(0.6)	418.6
Long-term debt and capital lease obligations, less current portion, net	40.8	—	25.5	738.7	—	—	805.0
Deferred income taxes	—	—	87.6	0.3	4.5	—	92.4
Other non-current liabilities	—	—	—	8.7	1.4	—	10.1
Intercompany advances	88.1	—	—	—	90.7	(178.8)	—
Total liabilities	129.3	—	113.7	1,010.6	251.9	(179.4)	1,326.1
Members’ Equity
Total members’ equity	291.5	—	127.6	534.1	168.6	(830.3)	291.5
Total liabilities and members’ equity	$420.8	$—	$241.3	$1,544.7	$420.5	$(1,009.7)	$1,617.6

Condensed Consolidating Balance Sheets at September 30, 2015

	Holdings	Finance	Sub Holding	Solutions	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.2	$—	$0.3	$73.1	$54.1	$—	$127.7
Accounts and notes receivable, net	—	—	—	373.1	135.6	—	508.7
Inventories	—	—	—	229.7	95.4	—	325.1
Intercompany advances	—	—	—	0.6	—	(0.6)	—
Other current assets	—	—	—	10.3	11.7	—	22.0
Total current assets	0.2	—	0.3	686.8	296.8	(0.6)	983.5
Property, plant and equipment, net	—	—	—	219.9	11.3	—	231.2
Goodwill and other intangibles, net	—	—	—	385.7	99.4	—	485.1
Other non-current assets	—	—	0.1	17.5	0.6	—	18.2
Intercompany advances	—	—	—	101.3	—	(101.3)	—
Investment in subsidiaries	404.5	—	241.0	161.5	—	(807.0)	—
Total assets	$404.7	$—	$241.4	$1,572.7	$408.1	$(908.9)	$1,718.0
Liabilities & Members’ Equity
Current liabilities
Short-term borrowings and current portion of long-term debt	$0.4	$—	$0.3	$36.8	$34.9	$—	$72.4
Intercompany advances	0.4	—	0.2	—	—	(0.6)	—
Accounts payable, accrued expenses and other liabilities	0.1	—	0.9	286.9	105.1	—	393.0
Total current liabilities	0.9	—	1.4	323.7	140.0	(0.6)	465.4
Long-term debt and capital lease obligations, less current portion, net	118.8	—	31.9	712.8	—	—	863.5
Deferred income taxes	—	—	87.1	0.3	4.1	—	91.5
Other non-current liabilities	—	—	—	11.4	1.2	—	12.6
Intercompany advances	—	—	—	—	101.3	(101.3)	—
Total liabilities	119.7	—	120.4	1,048.2	246.6	(101.9)	1,433.0
Members’ Equity
Total members’ equity	285.0	—	121.0	524.5	161.5	(807.0)	285.0
Total liabilities and members’ equity	$404.7	$—	$241.4	$1,572.7	$408.1	$(908.9)	$1,718.0

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2016

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$655.7	$206.5	$—	$862.2
Cost of sales and operating expenses	—	—	—	573.7	187.2	—	760.9
Gross profit	—	—	—	82.0	19.3	—	101.3
Selling, general and administrative expenses and transaction related costs	—	—	—	71.1	11.9	—	83.0
Operating income	—	—	—	10.9	7.4	—	18.3
Other income (expense):
Interest expense, net	(1.5)	—	(0.4)	(12.0)	(1.5)	—	(15.4)
Equity in earnings of subsidiaries	3.6	—	1.3	4.6	—	(9.5)	—
Other income	—	—	—	0.8	0.1	—	0.9
Income from continuing operations before income taxes	2.1	—	0.9	4.3	6.0	(9.5)	3.8
Income tax expense	—	—	0.2	0.2	1.4	—	1.8
Net income from continuing operations	2.1	—	0.7	4.1	4.6	(9.5)	2.0
Net income from discontinued operations, net of tax	—	—	—	0.1	—	—	0.1
Net income	$2.1	$—	$0.7	$4.2	$4.6	$(9.5)	$2.1

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$2.1	$—	$0.7	$4.2	$4.6	$(9.5)	$2.1
Unrealized foreign currency translation gain, net of tax	6.1	—	—	6.1	6.1	(12.2)	6.1
Unrealized gain on interest rate hedges, net of tax	0.1	—	—	0.1	—	(0.1)	0.1
Other comprehensive income, net of tax	6.2	—	—	6.2	6.1	(12.3)	6.2
Total comprehensive income, net of tax	8.3	—	0.7	10.4	10.7	(21.8)	8.3
Total comprehensive income attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$8.3	$—	$0.7	$10.4	$10.7	$(21.8)	$8.3

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$777.4	$235.4	$—	$1,012.8
Cost of sales and operating expenses	—	—	—	693.6	220.0	—	913.6
Gross profit	—	—	—	83.8	15.4	—	99.2
Selling, general and administrative expenses and transaction related costs	—	—	0.3	69.2	12.5	—	82.0
Operating income (loss)	—	—	(0.3)	14.6	2.9	—	17.2
Other income (expense):
Interest expense, net	(0.9)	—	(0.4)	(13.3)	(1.6)	—	(16.2)
Equity in earnings of subsidiaries	0.3	—	1.3	0.3	—	(1.9)	—
Other income (expense)	—	—	0.5	(0.5)	0.2	—	0.2
Income (loss) from continuing operations before income taxes	(0.6)	—	1.1	1.1	1.5	(1.9)	1.2
Income tax expense (benefit)	—	—	0.5	(0.2)	1.5	—	1.8
Net income (loss) from continuing operations	(0.6)	—	0.6	1.3	—	(1.9)	(0.6)
Net income (loss) from discontinued operations, net of tax	—	—	—	(0.3)	0.3	—	—
Net income (loss)	$(0.6)	$—	$0.6	$1.0	$0.3	$(1.9)	$(0.6)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(0.6)	$—	$0.6	$1.0	$0.3	$(1.9)	$(0.6)
Unrealized foreign currency translation loss, net of tax	(15.6)	—	—	(15.6)	(14.8)	30.4	(15.6)
Other comprehensive loss, net of tax	(15.6)	—	—	(15.6)	(14.8)	30.4	(15.6)
Total comprehensive income (loss), net of tax	(16.2)	—	0.6	(14.6)	(14.5)	28.5	(16.2)
Total comprehensive income (loss) attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(16.2)	$—	$0.6	$(14.6)	$(14.5)	$28.5	$(16.2)

Condensed Consolidating Statements of Operations
For the Six Months Ended March 31, 2016

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$1,281.1	$408.8	$—	$1,689.9
Cost of sales and operating expenses	—	—	—	1,121.6	371.8	—	1,493.4
Gross profit	—	—	—	159.5	37.0	—	196.5
Selling, general and administrative expenses and transaction related costs	—	—	—	134.7	24.0	—	158.7
Operating income	—	—	—	24.8	13.0	—	37.8
Other income (expense):
Interest expense, net	(2.7)	—	(0.7)	(24.6)	(3.0)	—	(31.0)
Equity in earnings of subsidiaries	9.1	—	0.9	7.5	—	(17.5)	—
Other income	—	—	—	2.4	0.2	—	2.6
Income from continuing operations before income taxes	6.4	—	0.2	10.1	10.2	(17.5)	9.4
Income tax expense	—	—	0.2	0.2	2.7	—	3.1
Net income from continuing operations	6.4	—	—	9.9	7.5	(17.5)	6.3
Net income from discontinued operations, net of tax	—	—	—	0.1	—	—	0.1
Net income	$6.4	$—	$—	$10.0	$7.5	$(17.5)	$6.4

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended March 31, 2016

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$6.4	$—	$—	$10.0	$7.5	$(17.5)	$6.4
Unrealized foreign currency translation loss, net of tax	(0.6)	—	—	(0.6)	(0.3)	0.9	(0.6)
Unrealized gain on interest rate hedges, net of tax	0.2	—	—	0.2	—	(0.2)	0.2
Other comprehensive loss, net of tax	(0.4)	—	—	(0.4)	(0.3)	0.7	(0.4)
Total comprehensive income, net of tax	6.0	—	—	9.6	7.2	(16.8)	6.0
Total comprehensive income attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$6.0	$—	$—	$9.6	$7.2	$(16.8)	$6.0

Condensed Consolidating Statements of Operations
For the Six Months Ended March 31, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales and operating revenues	$—	$—	$—	$1,554.2	$476.3	$—	$2,030.5
Cost of sales and operating expenses	—	—	—	1,392.4	446.9	—	1,839.3
Gross profit	—	—	—	161.8	29.4	—	191.2
Selling, general and administrative expenses and transaction related costs	—	—	0.3	138.1	27.3	—	165.7
Operating income (loss)	—	—	(0.3)	23.7	2.1	—	25.5
Other income (expense):
Interest expense, net	(1.8)	—	(0.8)	(26.7)	(3.3)	—	(32.6)
Equity in earnings of subsidiaries	(6.3)	—	(0.8)	(2.3)	—	9.4	—
Other income (expense)	—	—	0.5	(0.2)	0.4	—	0.7
Loss from continuing operations before income taxes	(8.1)	—	(1.4)	(5.5)	(0.8)	9.4	(6.4)
Income tax expense (benefit)	—	—	(0.6)	0.1	1.4	—	0.9
Net loss from continuing operations	(8.1)	—	(0.8)	(5.6)	(2.2)	9.4	(7.3)
Net loss from discontinued operations, net of tax	—	—	—	(0.7)	(0.1)	—	(0.8)
Net loss	$(8.1)	$—	$(0.8)	$(6.3)	$(2.3)	$9.4	$(8.1)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended March 31, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(8.1)	$—	$(0.8)	$(6.3)	$(2.3)	$9.4	$(8.1)
Unrealized foreign currency translation loss, net of tax	(24.9)	—	—	(24.9)	(23.6)	48.5	(24.9)
Unrealized gain on interest rate hedges, net of tax	0.1	—	—	0.1	—	(0.1)	0.1
Other comprehensive loss, net of tax	(24.8)	—	—	(24.8)	(23.6)	48.4	(24.8)
Total comprehensive loss, net of tax	(32.9)	—	(0.8)	(31.1)	(25.9)	57.8	(32.9)
Comprehensive loss attributable to noncontrolling interest, net of tax	0.1	—	—	0.1	0.1	(0.2)	0.1
Total comprehensive loss attributable to Nexeo Solutions Holdings, LLC and subsidiaries, net of tax	$(32.8)	$—	$(0.8)	$(31.0)	$(25.8)	$57.6	$(32.8)

Condensed Consolidating Statements of Cash Flows For the Six Months Ended March 31, 2016

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(1.3)	$—	$(0.3)	$38.4	$7.6	$(0.8)	$43.6
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(9.3)	(0.1)	—	(9.4)
Proceeds from the disposal of property and equipment	—	—	—	2.0	—	—	2.0
Investment in subsidiaries	(6.6)	—	—	—	—	6.6	—
Net cash used in investing activities	(6.6)	—	—	(7.3)	(0.1)	6.6	(7.4)
Cash Flows From Financing Activities
Repurchases of membership units	(0.1)	—	—	—	—	—	(0.1)
Proceeds from short-term debt	—	—	—	—	18.6	—	18.6
Repayments of short-term debt	—	—	—	—	(15.0)	—	(15.0)
Investment from parent	—	—	6.6	—	—	(6.6)	—
Preferred interest payment	—	—	—	(0.8)	—	0.8	—
Transfers to/from affiliates	86.5	—	—	(78.5)	(8.0)	—	—
Proceeds from issuance of long-term debt	0.5	—	—	206.8	—	—	207.3
Repayment of long-term debt and capital lease obligations	(78.9)	—	(6.6)	(229.2)	—	—	(314.7)
Net cash provided by (used in) financing activities	8.0	—	—	(101.7)	(4.4)	(5.8)	(103.9)
Effect of exchange rate changes on cash	—	—	—	—	(0.3)	—	(0.3)
Increase (Decrease) in Cash	0.1	—	(0.3)	(70.6)	2.8	—	(68.0)
Beginning Cash Balance	0.2	—	0.3	73.1	54.1	—	127.7
Ending Cash Balance	$0.3	$—	$—	$2.5	$56.9	$—	$59.7

Condensed Consolidating Statements of Cash Flows For the Six Months Ended March 31, 2015

	Holdings	Finance	Sub Holding	Solutions	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities from continuing operations	$(1.8)	$—	$(1.3)	$21.4	$16.9	$(1.0)	$34.2
Net cash used in operating activities from discontinued operations	—	—	—	(0.5)	(0.1)	—	(0.6)
Net cash provided by (used in) operating activities	(1.8)	—	(1.3)	20.9	16.8	(1.0)	33.6
Cash Flows From Investing Activities
Additions to property and equipment	—	—	—	(18.6)	(1.2)	—	(19.8)
Proceeds from the disposal of property and equipment	—	—	—	1.7	—	—	1.7
Investment in subsidiaries	(0.1)	—	—	(34.3)	—	34.4	—
Net cash used in investing activities	(0.1)	—	—	(51.2)	(1.2)	34.4	(18.1)
Cash Flows From Financing Activities
Purchase of additional equity interest in Nexeo Plaschem	—	—	—	—	(34.3)	—	(34.3)
Proceeds from short-term debt	—	—	—	—	23.4	—	23.4
Repayments of short-term debt	—	—	—	—	(32.7)	—	(32.7)
Investment from parent	—	—	0.1	—	34.3	(34.4)	—
Preferred Interest payment	—	—	—	(1.0)	—	1.0	—
Transfer to/from affiliates	—	—	1.7	(1.7)	—	—	—
Proceeds from the issuance of long-term debt	1.6	—	1.0	390.6	88.2	—	481.4
Repayment of long-term debt and capital lease obligations	(0.2)	—	(1.1)	(390.9)	(94.9)	—	(487.1)
Net cash provided by (used in) financing activities	1.4	—	1.7	(3.0)	(16.0)	(33.4)	(49.3)
Effect of exchange rate changes on cash	—	—	—	—	(3.0)	—	(3.0)
Increase (Decrease) in Cash	(0.5)	—	0.4	(33.3)	(3.4)	—	(36.8)
Beginning Cash Balance	0.9	—	—	40.1	47.2	—	88.2
Ending Cash Balance	$0.4	$—	$0.4	$6.8	$43.8	$—	$51.4

During the third quarter of fiscal year 2015, the Company revised the condensed consolidated statement of cash flows for the six months ended March 31, 2015, which impacts information in the above condensed consolidating statement of cash flows for non-guarantor subsidiaries. See Note 2.

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

Overview

We are a global distributor of chemicals products in North America and Asia, and plastics products in North America, Europe, the Middle East and Africa (“EMEA”) and Asia. In connection with the distribution of chemicals products, we provide value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. We also provide environmental services, including waste collection, recovery and arrangement for disposal services and recycling in North America, primarily in the United States (“U.S.”), through our Environmental Services line of business. We were a distributor of composites products in North America until July 1, 2014, when these operations were sold and as a result, activity associated with these operations is reflected as discontinued operations for all periods presented.

We offer our customers products used in a broad cross-section of end markets including household, industrial and institutional (“HI&I”), lubricants, performance coatings (including architectural coatings, adhesives, sealants and elastomers, or “CASE”), automotive, healthcare, personal care, oil and gas and construction. We distribute approximately 23,000 products into over 80 countries for approximately 1,300 suppliers to approximately 27,500 customers.

 We distribute our broad product portfolio through a supply chain consisting of approximately 170 owned, leased or third-party warehouses, rail terminals and tank terminals globally. We have a private fleet of over 1,000 units, primarily located in North America, including the addition of new tractors obtained through the Ryder Lease. These new vehicles have replaced older vehicles in our fleet, and provide cost savings in fuel usage and maintenance and significantly enhance our delivery capabilities. See Note 6 to our condensed consolidated financial statements.

We currently employ approximately 2,450 employees globally.

Segment Overview

We are organized into three lines of business, or operating segments: Chemicals, Plastics and Environmental Services. Our lines of business market to different sets of customers operating in an array of industries, with various end markets and customer segments within those industries. For segment presentation and disclosure purposes, our Chemicals and Plastics lines of business constitute separate reportable segments while our Environmental Services line of business and our historical composites products sales in Asia, which do not meet the materiality threshold for separate disclosure, are combined in an “Other” segment. A brief description of each of our lines of business follows.

Chemicals. Our Chemicals line of business distributes specialty and industrial chemicals, additives and solvents to industrial users via rail cars, bulk tanker trucks and as packaged goods in trucks. While our chemicals products are distributed in more than 50 countries worldwide, we primarily distribute our chemicals products in North America and Asia. Our Chemicals line of business also provides value-added services such as custom blending, packaging and re-packaging, private-label manufacturing and product testing in the form of chemical analysis, product performance analysis and product development. While our Chemicals line of business serves multiple end markets, key end markets within the industrial space are CASE, HI&I, lubricants, oil and gas and personal care.

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

Significant Events in Fiscal Year 2016

8.375% Senior Subordinated Notes

During the second fiscal quarter, we acquired $9.5 million in aggregate principal amount of our Notes for $8.7 million in cash and a net gain of $0.6 million, inclusive of the write-off of related debt issuance costs and original issue discount. See Note 9 to our condensed consolidated financial statements.

Proposed Merger

On March 21, 2016, we entered into an Agreement and Plan of Merger (the “WLRH Merger Agreement”) with WL Ross Holding Corp., a Delaware corporation (“WLRH”), Neon Acquisition Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of WLRH, Neon Holding Company LLC, a Delaware limited liability company and indirect subsidiary of WLRH (“Company Merger Sub”), TPG Accolade Delaware, L.P., a Delaware limited partnership (“TPG Accolade Delaware”), and certain other parties. Upon the closing of the transactions contemplated by the WLRH Merger Agreement (the “Proposed Merger”), WLRH will acquire us, with TPG Accolade, L.P. (“TPG Accolade”) and its affiliates owning approximately 35% of the outstanding common stock of the post-combination company.  In addition, as a result of the Proposed Merger, it is anticipated that the combined company’s equity securities will be listed on The NASDAQ Global Select Market and that the combined company will be re-named Nexeo Solutions, Inc. The Proposed Merger has been approved by both our Board of Directors and the Board of Directors of WLRH, and is expected to close in the summer of 2016, subject to various closing conditions, including, among others, that (i) holders of a majority of the outstanding shares of WLRH common stock entitled to vote approve (a) the WLRH Merger Agreement and the related transactions and (b) pursuant to the rules of The NASDAQ Stock Market (“NASDAQ”), the issuance of more than 20% of the outstanding WLRH common stock in the Proposed Merger, (ii) certain approvals under U.S. and foreign competition and antitrust laws shall have been obtained, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (iii) there are no governmental restraints or prohibitions and no laws or regulations preventing the consummation of the Proposed Merger; (iv) the shares of WLRH common stock to be issued in the Proposed Merger have been approved for listing on NASDAQ, subject only to official notice of issuance thereof; (v) the net redemptions of stockholders of WLRH pursuant to their redemption rights of WLRH common stock shall not exceed $0, and (vi) the parties have performed, in all material respects, their obligations under the WLRH Merger Agreement. WLRH is expected to be the accounting acquirer.

In connection with the WLRH Merger Agreement, Company Merger Sub entered into a debt commitment letter, dated as of March 21, 2016, with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies Finance LLC, Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. (collectively, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties have committed to provide, subject to the terms and conditions thereof, (i) a $630 million secured term loan facility (the “Term Facility”) and (ii) a $575 million asset based revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “New Credit Facilities”) to a wholly-owned subsidiary of WLRH (the “Borrower”). Upon the consummation of the Proposed Merger, the post-combination company is expected to assume all of the obligations of the Borrower under the New Credit Facilities. The New Credit Facilities will be guaranteed by certain of the parent entities of the Borrower and all of the Borrower’s direct or indirect wholly-owned domestic subsidiaries, and will be secured by substantially all assets of the Borrower and such guarantors. The funding of the New Credit Facilities is subject to customary conditions, including the negotiation of definitive documentation and other customary closing conditions. Borrowings under the New Credit Facilities, together with other funds, will be used to refinance all of our existing indebtedness, except for certain capital lease obligations and borrowings under foreign subsidiary credit facilitates.

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

●                  rates of technological change in the industries we serve; and

●                  unemployment levels.

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

The following is a summary of GDP and oil price fluctuations in our various regions of operations.

	Year over Year Change
	Q2 16 v Q2 15	Q1 16 v Q1 15	Q4 15 v Q4 14	Q3 15 v Q3 14
North America
U.S. GDP Growth	2.0%	2.0%	2.1%	2.7%
West Texas Intermediate Crude Oil Price Decrease	(22.6)%	(30.5)%	(50.6)%	(43.9)%

EMEA
Euro Area GDP Growth	1.6%	1.6%	1.6%	1.6%
Brent Crude Oil Price Decrease	(31.6)%	(33.8)%	(50.0)%	(45.7)%

Asia
China GDP Growth	6.7%	6.8%	6.9%	7.0%

North America

The North American economic environment was relatively stable through the first half of fiscal year 2016.

In terms of currency, the CAD declined slightly against the U.S. dollar from the first to the second fiscal quarter following significant declines during fiscal year 2015, which affected, among other items, the reported dollar revenues and gross profit from our Canadian operations.

Compared to fiscal year 2015, we continued to see declining selling prices for the products we distribute in the first and second quarters of fiscal year 2016. We expect market forces and the intensity of competition to continue to drive pricing pressure during the current fiscal year.

Europe

In Europe, we conduct business primarily in the Western European countries. The outlook for economic growth in Europe improved beginning late in fiscal year 2015, however overall GDP growth remains relatively slow with many Western European nations experiencing growth below 2.0%.

In terms of currency, the Euro and other European currencies declined versus the U.S. dollar in the first half of fiscal year 2016 following significant declines during fiscal year 2015, which affected, among other items, the reported dollar revenues and gross profit from our European operations.

The market prices for the products we sell in Europe are closely correlated to the cost of Brent crude oil as these operations are primarily based on the distribution of commodity plastics products, and most products are sourced in Europe. Consistent with the continuous decline in oil prices during fiscal year 2015 and thus far into fiscal year 2016, our operations in Europe have experienced a decline in average selling prices.

Asia

Our operations in Asia are primarily concentrated in China. Recent GDP growth in China, as reported by the Chinese government, has been slower than their reported GDP growth over the past five years, primarily due to a weaker property sector, lower credit growth and weakened industrial production.

In terms of currency, the RMB declined slightly against the U.S. dollar during the first half of fiscal year 2016 following a decline during fiscal year 2015, which affected, among other items, the reported dollar revenues and gross profit from our China operations.

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

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015

					Percentage of Sales and Operating Revenues For the
	Three Months Ended March 31,		Period Over Period Favorable (Unfavorable)		Three Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change	2016	2015
Sales and operating revenues	$862.2	$1,012.8	$(150.6)	(14.9)%	100.0%	100.0%
Cost of sales and operating expenses	760.9	913.6	152.7	16.7%	88.3%	90.2%
Gross profit	101.3	99.2	2.1	2.1%	11.7%	9.8%
Selling, general and administrative expenses	76.7	82.0	5.3	6.5%	8.9%	8.1%
Transaction related costs	6.3	—	(6.3)	(100.0)%	0.7%	—%
Operating income	18.3	17.2	1.1	6.4%	2.1%	1.7%
Other income	0.9	0.2	0.7	350.0%	0.1%	*
Interest expense, net	(15.4)	(16.2)	0.8	4.9%	(1.8)%	(1.6)%
Income from continuing operations before income taxes	3.8	1.2	2.6	216.7%	0.4%	0.1%
Income tax expense	1.8	1.8	—	—%	0.2%	0.2%
Net income (loss) from continuing operations	2.0	(0.6)	2.6	433.3%	0.2%	(0.1)%
Income from discontinued operations, net of tax	0.1	—	0.1	100.0%	*	—%
Net income (loss)	$2.1	$(0.6)	$2.7	450.0%	0.2%	(0.1)%

*      Not meaningful

Sales and operating revenues, Cost of sales and operating expenses and Gross profit

Sales and operating revenues for the three months ended March 31, 2016 decreased $150.6 million, or 14.9%. The decrease in revenues was primarily attributable to lower sales volumes and lower average selling prices in both our Chemicals and Plastics businesses as a result of the decline in oil and other commodity prices as well as weaker industrial and customer demand during the current period. Additionally, revenue decreased as a result of the decision to stop servicing certain business that was not meeting our profitability thresholds or was not consistent with our long-term strategy. Furthermore, revenue decreased $11.2 million, or approximately 110 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Cost of sales and operating expenses for the three months ended March 31, 2016 decreased $152.7 million, or 16.7%. This decrease was primarily due to (i) lower sales volumes, as mentioned above, (ii) a decrease in certain operating expenses, driven by the continued execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements and (iii) lower costs for certain products, particularly commodities.

Gross profit for the three months ended March 31, 2016 increased $2.1 million, or 2.1%. This increase was primarily attributable to the positive impact in the current period of certain profitability initiatives, improved product mix and the decrease in cost of sales and operating expenses described above. The increase in gross profit was partially offset by a decrease of $0.8 million, or approximately 80 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 decreased $5.3 million, or 6.5%. This decrease was primarily driven by (i) decreased consulting costs of $2.6 million, (ii) lower employee costs of $1.4 million, and (iii) lower marketing, travel, and insurance costs of $1.2 million. These decreases were partially offset by an unfavorable foreign exchange impact of $0.4 million compared to prior year due to fluctuations in the Canadian dollar compared to the U.S. dollar, and in the British pound compared to the Euro. Lower expenses were the result of our execution on key productivity and cost management initiatives.

Transaction related costs

We incurred transaction related costs of $6.3 million in the three months ended March 31, 2016. These costs were related to legal and consulting costs incurred in the evaluation of potential transactions, including the Proposed Merger with WLRH.

Other income

Other income for the three months ended March 31, 2016 increased $0.7 million, or 350.0%. This increase was primarily due to a gain of $0.6 million on the repurchase of $9.5 million of Notes and a gain of $0.1 million on the sale of old private fleet tractors that were replaced with tractors under the Ryder Lease in the three months ended March 31, 2016. See Notes 6 and 9 to our condensed consolidated financial statements.

Interest expense, net

Net interest expense for the three months ended March 31, 2016 decreased $0.8 million, or 4.9%. Interest expense for both periods is primarily related to the Term Loan Facility, the Notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The decrease in interest expense during the current period is primarily due to (i) lower short-term and ABL Facility borrowings outstanding during the current period, (ii) a lower outstanding balance on the Notes as a result of repurchases made in the fourth quarter of fiscal year 2015 and the current fiscal quarter and (iii) a lower outstanding balance on the Term Loan Facility as a result of the $29.6 million Excess Cash Flow payment made in the first quarter of fiscal year 2016. See Note 9 to our condensed consolidated financial statements.

Income tax expense

There was no change in income tax expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S., Federal, state and local jurisdictions.

Segment Analysis

Three Months Ended March 31, 2016 compared with Three Months Ended March 31, 2015

					Percentage of Consolidated Sales/Gross Profit For the
	Three Months Ended March 31,		Period Over Period Favorable (Unfavorable)		Three Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change	2016	2015
Chemicals
Sales and operating revenues	$389.0	$507.8	$(118.8)	(23.4)%	45.1%	50.1%
Gross profit	$50.1	$57.5	$(7.4)	(12.9)%	49.5%	58.0%
Gross profit %	12.9%	11.3%
Plastics
Sales and operating revenues	$443.9	$477.0	$(33.1)	(6.9)%	51.5%	47.1%
Gross profit	$44.8	$34.7	$10.1	29.1%	44.2%	35.0%
Gross profit %	10.1%	7.3%
Other
Sales and operating revenues	$29.3	$28.0	$1.3	4.6%	3.4%	2.8%
Gross profit	$6.4	$7.0	$(0.6)	(8.6)%	6.3%	7.0%
Gross profit %	21.8%	25.0%
Consolidated
Sales and operating revenues	$862.2	$1,012.8	$(150.6)	(14.9)%	100.0%	100.0%
Gross profit	$101.3	$99.2	$2.1	2.1%	100.0%	100.0%
Gross profit %	11.7%	9.8%

Chemicals

Sales and operating revenues for the Chemicals line of business for the three months ended March 31, 2016 decreased $118.8 million, or 23.4%. The revenue decrease was primarily attributable to the decline in sales volumes in North America and Asia in commodity products, which was the result of (i) softer demand related to lower oil and other commodity prices, (ii) the decision to stop servicing certain business that was not meeting our profitability thresholds or was not consistent with our long-term strategy and (iii) certain suppliers electing to supply customers directly. Additionally, across the multiple product categories sold, average selling prices declined in our North America operations, driven by the decline in oil prices during the current fiscal year. While average selling prices declined as compared to the same period in the prior fiscal year due to the deflationary environment, these price declines were partially offset in North America by the continued positive impact of certain profitability initiatives.

Gross profit for the Chemicals line of business for the three months ended March 31, 2016 decreased $7.4 million, or 12.9%. The decrease in gross profit was primarily attributable to the decline in sales volumes and average selling prices described above. These declines were partially offset by the positive impact during the current period of (i) our profitability initiatives, (ii) effective management of product costs in the deflationary environment, (iii) improved product mix and (iv) the continued execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements.

Plastics

Sales and operating revenues for the Plastics line of business for the three months ended March 31, 2016 decreased $33.1 million, or 6.9%. The revenue decrease was primarily attributable to price declines across all of our operating regions, as well as sales volume declines in our North America and EMEA operations, which were the result of softer demand related to lower oil and other commodity prices as well as weaker industrial and customer demand. Additionally, revenue decreased $7.9 million, or approximately 165 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. The revenue decrease was partially offset by the continued impact of certain profitability initiatives that are helping to reduce the impact of the price and volume compression we are experiencing, as well as sales volume increases in our operations in Asia which were driven primarily by specialty products.

Gross profit for the Plastics line of business for the three months ended March 31, 2016 increased $10.1 million, or 29.1%. The increase in gross profit was primarily the result of the continued impact of certain profitability initiatives that are helping to reduce the impact of the price and volume compression we are experiencing, improved product mix and the decrease in operating expenses that resulted from the continued execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements. The increase in gross profit was partially offset by $0.6 million, or approximately 175 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Other

Sales and operating revenues for the Other segment for the three months ended March 31, 2016 increased $1.3 million, or 4.6%. The increase in revenues was primarily due to new customer acquisitions as well as expanded operations with existing customers in our Environmental Services line of business.

Gross profit for the Other segment for the three months ended March 31, 2016 decreased $0.6 million, or 8.6%. The decrease in gross profit was primarily due to higher costs related to the new and expanded operations described above coupled with lower margins on recycled materials as the result of a decline in market value of the materials.

Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015

					Percentage of Sales and Operating Revenues for the
	Six Months Ended March 31,		Period Over Period Favorable (Unfavorable)		Six Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change	2016	2015
Sales and operating revenues	$1,689.9	$2,030.5	$(340.6)	(16.8)%	100.0%	100.0%
Cost of sales and operating expenses	1,493.4	1,839.3	345.9	18.8%	88.4%	90.6%
Gross profit	196.5	191.2	5.3	2.8%	11.6%	9.4%
Selling, general and administrative expenses	151.4	165.6	14.2	8.6%	9.0%	8.2%
Transaction related costs	7.3	0.1	(7.2)	*	0.4%	*
Operating income	37.8	25.5	12.3	48.2%	2.2%	1.3%
Other income	2.6	0.7	1.9	271.4%	0.2%	*
Interest expense, net	(31.0)	(32.6)	1.6	4.9%	(1.8)%	(1.6)%
Income (loss) from continuing operations before income taxes	9.4	(6.4)	15.8	246.9%	0.6%	(0.3)%
Income tax expense	3.1	0.9	(2.2)	(244.4)%	0.2%	*
Net income (loss) from continuing operations	6.3	(7.3)	13.6	186.3%	0.4%	(0.4)%
Income (loss) from discontinued operations, net of tax	0.1	(0.8)	0.9	112.5%	*	*
Net income (loss)	$6.4	$(8.1)	$14.5	179.0%	0.4%	(0.4)%

*      Not meaningful

Sales and operating revenues, Cost of sales and operating expenses and Gross profit

Sales and operating revenues for the six months ended March 31, 2016 decreased $340.6 million, or 16.8%. This decrease was primarily attributable to lower sales volumes in our Chemicals business and lower average selling prices in both our Chemicals and Plastics businesses as a result of the decline in oil and other commodity prices during the current period as well as weaker industrial and customer demand. Additionally, revenue decreased as a result of the decision to stop servicing certain business that was not meeting our profitability thresholds or was not consistent with our long-term strategy. Furthermore, revenue decreased $36.2 million, or approximately 180 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Cost of sales and operating expenses for the six months ended March 31, 2016 decreased $345.9 million, or 18.8%. This decrease was primarily due to (i) lower sales volumes, as mentioned above, (ii) a decrease in certain operating expenses, driven by the execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements and (iii) lower costs for certain products, particularly commodities. Costs of sales and operating expenses during the six months ended March 31, 2015 included $1.4 million from the favorable settlement of a claim with a supplier, offset by the impact of a non-cash inventory impairment charge of $1.6 million, both occurring in the first fiscal quarter and associated with our Chemicals operations.

Gross profit for the six months ended March 31, 2016 increased $5.3 million, or 2.8%. This increase was primarily attributable to the positive impact in the current period of certain profitability initiatives, improved product mix and the decrease in cost of sales and operating expenses described above. The increase in gross profit was partially offset by a decrease of $2.7 million, or approximately 140 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2016 decreased $14.2 million, or 8.6%. This decrease was primarily driven by (i) decreased consulting costs of $7.9 million, (ii) lower employee costs of $3.0 million, (iii) lower other combined costs of $1.6 million, including certain marketing and travel expenses, and (iv) a favorable foreign exchange variance over the prior period of $0.3 million primarily associated with fluctuations in various currencies’ exchange rates versus the U.S. dollar and Euro. Lower expenses are the result of our execution on key productivity and cost management initiatives.

Transaction related costs

We incurred $7.3 million and $0.1 million in transaction related costs for the six months ended March 31, 2016 and 2015, respectively. The increase in costs was primarily related to legal and consulting costs incurred in the evaluation of potential transactions, including the Proposed Merger with WLRH.

Other income

Other income for the six months ended March 31, 2016 increased $1.9 million, or 271.4%. While Other income in both periods was primarily related to gains on asset sales, the increase during the current period was driven primarily by a gain of $1.8 million on the sale of old private fleet tractors that were replaced with tractors under the Ryder Lease and a $0.6 million gain on the repurchase of $9.5 million of Notes. See Notes 6 and 9 to our condensed consolidated financial statements.

Interest expense, net

Interest expense for the six months ended March 31, 2016 decreased $1.6 million, or 4.9%. Interest expense is primarily related to the Term Loan Facility, the Notes and the ABL Facility, along with the amortization of the costs associated with issuing the debt. The decrease was primarily due to (i) lower ABL Facility and short term borrowings outstanding during the current period, (ii) a lower outstanding balance on the Notes as a result of repurchases made in the fourth quarter of fiscal year 2015 and the current fiscal quarter and (iii) a lower outstanding balance on the Term Loan Facility as a result of the $29.6 million Excess Cash Flow payment made in the first quarter of fiscal year 2016. See Note 9 to our condensed consolidated financial statements.

Income tax expense

Income tax expense for the six months ended March 31, 2016 increased $2.2 million, or 244.4%. Our income tax expense is primarily determined by our taxable income in foreign jurisdictions and certain U.S., Federal, state and local jurisdictions. The increase in income tax expense is largely attributed to higher profitability of our EMEA operations as well as an increase in tax expense for Sub Holding.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax, was $0.1 million for the six months ended March 31, 2016 compared to a loss of $0.8 million for the six months ended March 31, 2015, all of which related to the termination of activity and relationships associated with these operations.

Segment Analysis

Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015

					Percentage of Consolidated Sales/Gross Profit for the
	Six Months Ended March 31,		Period Over Period Favorable (Unfavorable)		Six Months Ended March 31,
(in millions)	2016	2015	$ Change	% Change	2016	2015
Chemicals
Sales and operating revenues	$767.7	$1,021.3	$(253.6)	(24.8)%	45.5%	50.3%
Gross profit	$97.4	$108.2	$(10.8)	(10.0)%	49.5%	56.6%
Gross profit %	12.7%	10.6%
Plastics
Sales and operating revenues	$862.4	$952.2	$(89.8)	(9.4)%	51.0%	46.9%
Gross profit	$85.4	$68.5	$16.9	24.7%	43.5%	35.8%
Gross profit %	9.9%	7.2%
Other
Sales and operating revenues	$59.8	$57.0	$2.8	4.9%	3.5%	2.8%
Gross profit	$13.7	$14.5	$(0.8)	(5.5)%	7.0%	7.6%
Gross profit %	22.9%	25.4%
Consolidated
Sales and operating revenues	$1,689.9	$2,030.5	$(340.6)	(16.8)%	100.0%	100.0%
Gross profit	$196.5	$191.2	$5.3	2.8%	100.0%	100.0%
Gross profit %	11.6%	9.4%

Chemicals

Sales and operating revenues for the Chemicals line of business for the six months ended March 31, 2016 decreased $253.6 million, or 24.8%. The revenue decrease was primarily attributable to a decline in sales volumes in North America and Asia in commodity products, which was the result of (i) softer demand related to lower oil and other commodity prices, (ii) the decision to stop servicing certain business that was not meeting our profitability thresholds or was not consistent with our long-term strategy and (iii) certain suppliers electing to supply customers directly. Additionally, across the multiple product categories sold, average selling prices declined in our North America operations, driven by the continual decline in oil prices during the current fiscal year. While average selling prices declined as compared to the same period in the prior fiscal year due to the deflationary environment, these price declines were partially offset in North America by the continued positive impact of certain profitability initiatives.

Gross profit for the Chemicals line of business decreased $10.8 million, or 10.0%, for the six months ended March 31, 2016. The decrease in gross profit was primarily attributable to the decline in sales volumes and average selling prices described above. These declines were significantly offset by the positive impact during the current period of (i) our profitability initiatives, (ii) effective management of product costs in the deflationary environment, (iii) improved product mix and (iv) the continued execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements. Gross profit during the six months ended March 31, 2015 included $1.4 million from the favorable settlement of a claim with a supplier, offset by the impact of a non-cash inventory impairment charge of $1.6 million associated with our operations in Asia.

Plastics

Sales and operating revenues for the Plastics line of business for the six months ended March 31, 2016 decreased $89.8 million, or 9.4%. The revenue decrease was primarily attributable to price declines across all of our operating regions, as well as sales volume declines in our North America and EMEA operations, which were the result of softer demand related to lower oil and other commodity prices as well as weaker industrial and customer demand. Additionally, revenue decreased $28.1 million, or approximately 300 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year. The revenue decrease was partially offset by the continued impact of certain profitability initiatives that are helping to reduce the impact of the price and volume compression we are experiencing, as well as sales volume increases in our operations in Asia which were driven primarily by specialty products.

Gross profit for the Plastics line of business increased $16.9 million, or 24.7%, for the six months ended March 31, 2016. The increase in gross profit was primarily the result of the continued impact of certain profitability initiatives that are helping to reduce the impact of the price and volume compression we are experiencing, improved product mix and the decrease in operating expenses that resulted from the continued execution of cost saving efforts including better utilization of our private fleet, better management of certain warehouse costs and other operating improvements. The increase in gross profit was partially offset by $2.3 million, or approximately 335 basis points, as a result of the weakening of the exchange rates of various currencies versus the U.S. dollar as compared to the same period in the prior fiscal year.

Other

Sales and operating revenues for the Other segment for the six months ended March 31, 2016 increased $2.8 million, or 4.9%. The increase in revenues was primarily due to new customer acquisitions as well as expanded operations with existing customers in our Environmental Services line of business.

Gross profit for the Other segment for the six months ended March 31, 2016 decreased $0.8 million, or 5.5%. The decrease in gross profit was primarily due to higher costs related to the new and expanded operations described above coupled with lower margins on recycled materials as the result of a decline in market value of the materials.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our ABL Facility. Cash flows generated from our operations are influenced by seasonal patterns of our business and other timing circumstances that can result in increases or decreases in working capital requirements for any given period during the course of our fiscal year. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on purchasing and distributing chemical and plastic materials. Additionally, our ability to generate cash flows in the normal course of business can be significantly influenced by changing global and regional macroeconomic conditions. Borrowing availability under our ABL Facility is subject to a borrowing base generally comprised of eligible inventory and accounts receivable held in certain subsidiaries. Our availability under the ABL Facility is, therefore, potentially subject to fluctuations, depending on the value of the eligible assets in the borrowing base on a given valuation date. An inability to borrow under the ABL Facility may adversely affect our liquidity, results of operations and financial condition.

In connection with the WLRH Merger Agreement, Company Merger Sub entered into a debt commitment letter pursuant to which, among other things, the Commitment Parties have committed to provide, subject to the terms and conditions thereof, (i) a $630 million secured term loan facility and (ii) a $575 million asset based revolving credit facility to a wholly-owned subsidiary of WLRH. Upon the consummation of the Proposed Merger, the post-combination company is expected to assume all of the obligations of the Borrower under the New Credit Facilities. The New Credit Facilities will be guaranteed by certain of the parent entities of the Borrower and all of the Borrower’s direct or indirect wholly-owned domestic subsidiaries, and will be secured by substantially all assets of the Borrower and such guarantors. The funding of the New Credit Facilities is subject to customary conditions, including the negotiation of definitive documentation and other customary closing conditions. Borrowings under the New Credit Facilities, together with other funds, will be used to refinance all of our existing indebtedness, except for certain capital lease obligations and borrowings under foreign subsidiary credit facilitates. Undrawn amounts will be available to service our cash requirements.

Our operating cash requirements consist principally of inventory purchases, trade credit extended to customers, labor, occupancy costs and delivery and transportation costs. Non-operating cash requirements include debt service requirements, acquisition-related costs, capital expenditures and investor tax payments.

We are a limited liability company, and our members are taxed on the income generated in certain states and in certain foreign countries. We are required to make quarterly distributions to our members to provide them with the funds to make estimated tax payments, if any, attributable to our U.S. taxable income. Any quarterly distributions to members to make estimated tax payments are subject to the availability of funds, as determined by our Board of Directors, at its sole discretion. In some jurisdictions, we make such distributions in the form of tax payments paid directly to the taxing authority on behalf of our members. There were no material tax distributions made in the three and six months ended March 31, 2016 and 2015. Our sole active U.S. corporate subsidiary, Sub Holding, is subject to tax at the entity level in the U.S.

Significant Expenditures

Cash capital expenditures for the six months ended March 31, 2016 were $9.4 million and related primarily to facility improvements and information technology investments. We expect our aggregate capital expenditures for fiscal year 2016 (excluding acquisitions and assets acquired via capital leases) to be approximately $25.0-$30.0 million. These expenditures are expected to be primarily related to fixed asset replacements, improvements to our information technology infrastructure and additions of equipment and vehicles.

During the six months ended March 31, 2016, we took delivery of 105 tractors under the Ryder Lease and made lease payments of $2.0 million. In connection with the delivery of these tractors, $13.8 million of equipment cost and corresponding capital lease obligations were reflected in the condensed consolidated financial statements. Accordingly, from inception of the Ryder Lease through March 31, 2016, we received 200 tractors and recorded $25.6 million of initial total equipment cost and capital lease obligations. The remaining tractors under this agreement are expected to be delivered in the third quarter of fiscal year 2016. The initial total equipment cost and corresponding capital lease obligations associated with the Ryder Lease are expected to be $25.9 million. We are permitted to terminate the lease of an individual tractor on the anniversary of its delivery date, provided that certain conditions are met.  In the event we terminate the lease of an individual tractor in accordance with the terms of the Ryder Lease, we may elect to purchase the individual tractor at a predetermined residual value or return the tractor to Ryder, subject to an adjustment based on the then-current market value of the individual tractor. See Note 6 to our condensed consolidated financial statements.

In March 2016, we entered into a lease agreement for a new facility in Montgomery, Illinois. The lease has a term of 15 years, with annual payments beginning at $1.1 million per year. This lease agreement will be accounted for as a capital lease, and we expect to begin the lease term in November 2016. See Note 6 to our condensed consolidated financial statements.

Indebtedness

We currently have an ABL Facility, Term Loan Facility and Senior Subordinated Notes outstanding. Upon consummation of the Proposed Merger, we expect to become a subsidiary of WLRH and WLRH expects to refinance our current indebtedness with, among other funds, borrowings under the New Credit Facilities, as described in above under “Liquidity and Capital Resources-Overview.” The terms of the transaction documents related to the Proposed Merger provide that we must cooperate in connection with any potential refinancing proposed by WLRH; provided however, there can be no assurance that the Proposed Merger or its associated refinancing will occur.

Credit Facilities

Our ABL Facility matures on July 11, 2017, and our Term Loan Facility matures on September 9, 2017. At March 31, 2016, we were in compliance with the covenants of the Credit Facilities.

ABL Facility

At March 31, 2016, we had $17.4 million in borrowings outstanding under the ABL Facility. Interest expense related to the ABL Facility, excluding amortization of debt issuance costs, was $1.2 million and $2.2 million for the three and six months ended March 31, 2016, respectively.

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

Term Loan Facility

At March 31, 2016, we had $617.6 million in borrowings outstanding under the Term Loan Facility. In December 2015, an Excess Cash Flow payment of $29.6 million was applied to the outstanding principal under the Term Loan Facility. As a result of this payment, under the agreement, the quarterly principal payment of $1.7 million is no longer required for the remaining term of the facility. We are still required to make periodic interest payments based on the principal amount outstanding. Interest expense related to the Term Loan Facility, excluding original issue discount amortization and amortization of debt issuance costs, was $7.9 million and $16.2 million for the three and six months ended March 31, 2016, respectively.

The Notes

At March 31, 2016, we had $149.7 million in borrowings outstanding under the Notes.

During the second quarter of fiscal year 2016, we acquired $9.5 million in aggregate principal amount of our Notes for $8.7 million in cash and a net gain of $0.6 million, inclusive of the write-off of related debt issuance costs and original issue discount.

Based on the current outstanding borrowings, we are required to make semi-annual interest payments on the Notes of $6.3 million. Interest expense related to the Notes, excluding original issue discount amortization and amortization of debt issuance costs, was $3.3 million and $6.6 million for the three and six months ended March 31, 2016, respectively.

Our Notes mature on March 1, 2018. At March 31, 2016, we were in compliance with the covenants of the Indenture governing the Notes.

On May 3, 2016, we notified the trustee for the Notes that we have elected to redeem, at par, all outstanding Notes on June 2, 2016 (the “Redemption Date”); provided that it shall be a condition to such redemption that the Proposed Merger shall have been completed contemporaneous with or prior to the Redemption Date; provided further, that if the Proposed Merger is not completed contemporaneous with or prior to the Redemption Date, we will issue one or more notices to holders of the Notes delaying the Redemption Date not more than 60 days from the date of the original notice or rescinding the notice of redemption.

Liquidity

The following table summarizes our liquidity position as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Cash and cash equivalents	$59.7	$127.7
ABL Facility availability	362.1	321.4
Total liquidity	$421.8	$449.1

Cash and Cash Equivalents

At March 31, 2016, we had $56.9 million of cash and cash equivalents held by foreign subsidiaries, $51.6 million of which was denominated in currencies other than the U.S. dollar, primarily in Euros, Canadian dollars (“CAD”), British pounds and Chinese renminbi (“RMB”). At March 31, 2016, we had $6.2 million in China denominated in RMB. While the RMB is convertible into U.S. dollars, foreign exchange transactions are subject to approvals from the State Approvals of Foreign Exchange. We do not anticipate any significant adverse impact to overall liquidity from restrictions on cash and cash equivalents and believe such cash and cash equivalents could be repatriated to the U.S. in the form of debt repayments with limited tax consequences.

ABL Facility

Under our ABL Facility, if as of any date of determination when Trigger Event Excess Availability (as defined in the ABL Facility agreement) is below certain thresholds or upon certain defaults, the ABL Borrowers (as defined in the ABL Facility agreement) will be required to deposit cash on a daily basis from certain depository accounts in a collection account maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit. At March 31, 2016, Trigger Event Excess Availability under our ABL Facility was $342.9 million, which was $300.8 million in excess of the $42.1 million threshold that would trigger the foregoing requirements.

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

Cash Flows

Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015

The following table sets forth the major categories of our cash flows for the six months ended March 31, 2016 and 2015.

	Six Months Ended March 31,
(in millions)	2016	2015
Net cash provided by operating activities from continuing operations	$43.6	$34.2
Net cash used in operating activities from discontinued operations	—	(0.6)
Net cash provided by operating activities	43.6	33.6
Net cash used in investing activities	(7.4)	(18.1)
Net cash used in financing activities	(103.9)	(49.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(3.0)
Decrease in cash and cash equivalents	(68.0)	(36.8)
Cash and cash equivalents at the beginning of period	127.7	88.2
Cash and cash equivalents at the end of period	$59.7	$51.4

Cash flows from operating activities

Continuing operations

Net cash provided by operating activities from continuing operations for the six months ended March 31, 2016 was $43.6 million. Net income from continuing operations of $6.3 million, adjusted for gains on sales of assets, gains on extinguishment of debt and significant non-cash items such as depreciation and amortization expenses, debt issuance costs, provision for bad debt, deferred income taxes, and equity-based compensation charges, collectively totaling $31.9 million, resulted in $38.2 million of cash inflow from continuing operations during the six months ended March 31, 2016. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of $20.7 million, partially offset by a $3.7 million decrease in accounts payable. The decrease in accounts and notes receivable was driven primarily by lower sales volumes and falling selling prices experienced during the current period as well as timing of collections at period end. The decrease in accounts payable was driven by lower purchases due to lower sales volumes and pricing during the current period. There have been no significant changes in billing terms or collection processes during the current period. There was a decrease in inventory of $6.3 million during the six months ended March 31, 2016, which reflected the impact of lower prices for inventory purchases as well as improved inventory management. Additionally, there was a decrease in accrued expenses and other liabilities of $10.7 million which included the payment of employee incentive compensation, an increase in other current assets of $3.7 million due to the timing of certain prepaid expenses at period end and a decrease in other assets and liabilities of $3.3 million.

Net cash provided by operating activities from continuing operations for the six months ended March 31, 2015 was $34.2 million. Net loss from continuing operations of $7.3 million adjusted for gains on sales of assets and significant non-cash items such as depreciation and amortization expenses, debt issuance costs, provision for bad debt, inventory impairment, deferred income taxes and equity-based compensation charges, collectively totaling $35.2 million, resulted in $27.9 million of cash inflow from continuing operations during the six months ended March 31, 2015. Additionally, cash flow from continuing operations was positively impacted by a decrease in accounts and notes receivable of approximately $60.3 million. The decrease in accounts and notes receivable was driven primarily by timing of collections at period end as well as lower sales volumes and continuing pricing pressure experienced during the period. There were no significant changes in billing terms or collection processes during the period. There was a decrease in inventory of $21.5 million, which reflects the impact of lower inventory purchases as well as lower prices for these purchases. Additionally, there was a decrease in other current assets of $7.1 million, partially due to a reduction in certain inventory prepayments. Cash outflow during the period was attributable to a decrease in accounts payable, accrued expenses and other liabilities totaling $81.0 million, and payments on related party payable of $1.6 million.

Discontinued operations

Net cash used in operating activities from discontinued operations for the six months ended March 31, 2015 was $0.6 million, related to costs incurred to terminate activity and relationships associated with these operations.

Cash flows from investing activities

Investing activities used $7.4 million of cash during the six months ended March 31, 2016, mainly due to capital expenditures of $9.4 million primarily related to facility improvements and additional information technology investments, partially offset by net proceeds from the sale of assets of $2.0 million.

Investing activities used $18.1 million of cash during the six months ended March 31, 2015, primarily due to capital expenditures of $19.8 million mainly related to facility improvements, additional information technology investments and vehicle additions. These expenditures were partially offset by net proceeds from the sale of assets of $1.7 million.

Cash flows from financing activities

Financing activities used $103.9 million of cash for the six months ended March 31, 2016, primarily as a result of the $29.6 million Excess Cash Flow payment on the Term Loan Facility, net payments on the ABL Facility and the Notes of $68.1 million and $8.7 million, respectively, and payments on capital leases of $0.9 million, partially offset by net borrowings of $3.6 million on short-term lines of credit available to Nexeo Plaschem.

Financing activities used $49.3 million of cash for the six months ended March 31, 2015, primarily as a result of the purchase of the remaining equity interest in Nexeo Plaschem for $34.3 million. In addition, financing activities included net payments of $9.3 million on short-term lines of credit available to Nexeo Plaschem, net payments under the Term Loan Facility of $3.4 million and net payments on the ABL Facility of $2.2 million.

Contractual Obligations and Commitments

As of March 31, 2016, amounts due under our contractual commitments were as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Short-term and long-term debt obligations (1)	$38.3	$784.7	$—	$—	$823.0
Estimated interest payments on long-term debt obligations (2)	48.1	31.0	—	—	79.1
Capital lease obligations (3)	7.2	13.4	13.4	31.9	65.9
Operating lease obligations (4)	16.7	21.2	11.6	9.1	58.6
Purchase obligations (5)	3.4	0.9	—	—	4.3
Management and consulting services obligations (6)	3.0	6.0	6.0	—	15.0
Employee benefit obligations	—	—	—	2.5	2.5
Total	$116.7	$857.2	$31.0	$43.5	$1,048.4

(1)
Short-term obligations primarily include the payment of $38.3 million outstanding under credit facilities available to Nexeo Plaschem. Long-term debt obligations include (i) the payment of $149.7 million in outstanding principal on the Notes, (ii) the payment of $17.4 million in outstanding principal (as of March 31, 2016) under our ABL Facility and (iii) the payment of $617.6 million in outstanding principal under our Term Loan Facility. See Note 9 to our condensed consolidated financial statements.

(2)
Estimated interest payments include cash interest payments and estimated commitment fees on long-term debt obligations. Variable rate interest payments were estimated using interest rates as of March 31, 2016 held constant to maturity.

(3)
Capital lease obligations represent future payments on capital lease agreements, including lease payments on all tractors under the agreement entered into with Ryder in May 2015. The amounts above include executory costs of $2.1 million per year, for aggregate executory costs totaling $13.9 million. Additionally, the amounts include decreasing annual interest payments ranging from $1.2 million to $0.4 million, for aggregate interest payments totaling $5.7 million. We are permitted to terminate the lease of an individual vehicle on the anniversary of its delivery date, provided that certain conditions are met.  In the event we terminate the lease of an individual vehicle in accordance with the terms of the Ryder Lease, we may elect to purchase the individual vehicle at a predetermined residual value or return the vehicle to Ryder, subject to an adjustment based on the then-current market value of the individual vehicle. Amounts also include payments under the new facility lease in Montgomery, Illinois, expected to begin in the first quarter of fiscal year 2017. See Notes 6 and 9 to our condensed consolidated financial statements.

(4)
Operating lease obligations represent payments for a variety of facilities and equipment under non-cancellable operating lease agreements including office buildings, transportation equipment, warehouses and storage facilities and other equipment.

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

(6)
Management and consulting services obligations represent recurring minimum fees paid for services under management and consulting services agreements with certain related parties, including TPG. These related parties are paid management and consulting fees in connection with providing management and strategic consulting services. The amounts in the table above reflect minimum annual fees totaling $3.0 million per year for the next five years. See Note 14 to our condensed consolidated financial statements. This arrangement would terminate upon closing of the Proposed Merger.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K, at March 31, 2016.

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

Credit Risk

We are subject to the risk of loss arising from the credit risk related to the possible inability of our customers to pay for the products we resell and distribute to them. We attempt to limit our credit risk by monitoring the creditworthiness of our customers to whom we extend credit and establish credit limits in accordance with our credit policy. We perform credit evaluations on substantially all customers requesting credit. With the exception of Nexeo Plaschem’s operations, we generally do not require collateral with respect to credit extended to customers; however, we will not extend credit to customers for whom we have substantial concerns and will deal with those customers on a cash basis. Nexeo Plaschem offers billing terms that allow certain customers to remit payment during a period of time ranging from 30 days to nine months. These notes receivables ($5.3 million at March 31, 2016) are supported by banknotes issued by large banks in China on behalf of these customers.

We typically have limited risk from a concentration of credit risk as no individual customer represents greater than 5.0% of the outstanding accounts receivable balance.

We are generally exposed to the default risk of the counterparties with which we transact our interest rate swaps. We attempt to manage this exposure by entering into these agreements with investment-grade counterparties or based on the specific credit standing of the counterparty.  At March 31, 2016, our interest rates swaps were in a liability position; accordingly, there is no default risk associated with these counterparties and no consideration of a credit valuation adjustment has been necessary.

Interest Rate Risk

Interest rate risks can occur due to changes in market interest rates. This risk results from changes in the fair values of fixed-interest rate financial instruments or from changes in the cash flows of variable-interest rate financial instruments. The optimal structure of variable and fixed interest rates is determined as part of interest rate risk management. It is not possible to simultaneously minimize both kinds of interest rate risk. We take steps to manage our exposure to interest rate risk in part by entering into interest rate swap agreements as described under “Fair Value Measurements” below. Also see Note 10 to our condensed consolidated financial statements.

Borrowings under our ABL Facility bear interest at a variable rate, which was a weighted average rate of 2.2% for the six months ended March 31, 2016. For each $100.0 million drawn on the ABL Facility, a 100 basis point increase in the interest rate would result in a $1.0 million increase in annual interest expense.

Borrowings under our Term Loan Facility bear interest at a variable rate, which was an average of 5.0% for the six months ended March 31, 2016. The current LIBOR interest rate index is below the floor value of 1.5% established in the agreement. Changes in market interest rates will have no effect on interest expense until such time as the interest rate index increases above the floor value, which would currently require an increase of approximately 87 basis points. Were that to occur, an additional 100 basis point increase in the interest rate would result in an increase of $6.2 million in annual interest expense based on the Term Loan Facility balance at March 31, 2016.

Fair Value Measurements

We are a party to interest rate swap agreements of varying expiration dates through March 2017 to help manage our exposure to interest rate risk related to our variable interest rate Term Loan Facility (the variable interest rate is subject to a floor of 1.5%). In February 2016, one such interest rate swap in the amount of $80.0 million expired and was not replaced. As a result, as of March 31, 2016, the notional amount of outstanding interest rate swap agreements was $120.0 million. The interest rate swaps are accounted for as cash flow hedges. Accordingly, gains or losses resulting from changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swaps are effective as hedges. Gains or losses resulting from changes in the fair value applicable to the ineffective portion, if any, are reflected in income. Gains or losses recorded in other comprehensive income are generally reclassified into and recognized in income when the related interest expense on the Term Loan Facility is recognized.  During the six months ended March 31, 2016, we classified into income and recognized a realized loss on the interest rate swaps of $0.2 million, which was recorded in interest expense. During the six months ended March 31, 2016, we recorded an unrealized gain on the interest rate swaps (net of reclassifications into income) of $0.2 million, which was recorded in other comprehensive income. As of March 31, 2016, $0.3 million in unrealized losses were expected to be realized and recognized in income within the next twelve months.

At March 31, 2016, the estimated fair value of our derivative liabilities was:

						2022 and	Total Fair
	2017	2018	2019	2020	2021	Thereafter	Value
Level 2	$0.3	$—	$—	$—	$—	$—	$0.3

For further discussion of how we determine these fair values, see Note 11 to our condensed consolidated financial statements.

Foreign Currency Risk

We may be adversely affected by foreign exchange rate fluctuations since we conduct our business on an international basis in multiple currencies. A portion of our sales and costs of sales are denominated in currencies other than the functional currency of our subsidiaries, exposing us to currency transaction risk.  Additionally, because we report our consolidated results in U.S. dollars, the results of operations and the financial position of our local international operations, which are generally reported in the relevant local currencies, are translated into U.S. dollars at the applicable exchange rates for inclusion in our condensed consolidated financial statements, exposing us to currency translation risk.  We currently do not utilize financial derivatives to manage our foreign currency risk, but we continue to monitor our exposure to foreign currency risk, employ operational strategies where practical and may consider utilizing financial derivatives in the future to mitigate losses associated with these risks.

Included in our condensed consolidated statement of operations for the six months ended March 31, 2016 is a $0.2 million net loss related to foreign exchange rate fluctuations. During the six months ended March 31, 2016, the most significant currency exposures were to the RMB, the CAD and the Mexican peso versus the U.S. dollar, and the Russian ruble and the British pound versus the Euro.  These currencies experienced positive and negative fluctuations throughout the period, which generated foreign exchange losses in our Chinese, Mexican, British and Russian subsidiaries. Assuming the same directional fluctuations as occurred during the six months ended March 31, 2016, a hypothetical 10.0% weakening/strengthening in the value of the currencies from September 30, 2015 levels would have generated a net loss/gain of $3.6 million in our condensed consolidated statement of operations for the six months ended March 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of March 31, 2016.

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

In July 2014, Ashland filed a lawsuit styled and numbered Ashland Inc. v. Nexeo Solutions, LLC, Case No. N14C-07-243 JTV CCLD, in the Superior Court for the State of Delaware in and for New Castle County. In the suit, Ashland seeks a declaration that we are obligated to indemnify Ashland for losses Ashland incurs pertaining to Other Retained Remediation Liabilities, up to the amount of a $5.0 million deductible, which Ashland contends applies pursuant to the Ashland Distribution Acquisition purchase agreement (the “ADA Purchase Agreement”). Ashland further alleges that we have breached duties related to that agreement by not having so indemnified Ashland for amounts Ashland has incurred for Other Retained Remediation Liabilities at sites where Ashland disposed of wastes prior to the Ashland Distribution Acquisition, and on that basis seeks unspecified compensatory damages, costs and attorney’s fees. We disagree with Ashland’s construction of the ADA Purchase Agreement and are vigorously defending the lawsuit.

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

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see the risk factors set forth below and the other items set forth in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K for the year ended September 30, 2015. The risks described here and in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, cash flows and result of operations. Other than as described below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

The Proposed Merger with WLRH is subject to various closing conditions as well as other uncertainties, and there can be no assurances as to whether and when it may be completed. Failure to complete the Proposed Merger could negatively impact our future business and financial results.

There can be no assurance that the Proposed Merger with WLRH will occur. As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into a merger agreement with WLRH pursuant to which, in a series of transactions, we will merge with and into a subsidiary of WLRH. The Proposed Merger is subject to a number of conditions, including, among others, that (i) holders of a majority of the outstanding shares of WLRH common stock entitled to vote approve (a) the WLRH Merger Agreement and the related transactions and (b) pursuant to NASDAQ rules, the issuance of more than 20% of the outstanding WLRH common stock in the Proposed Merger, (ii) certain approvals under U.S. and foreign competition and antitrust laws shall have been obtained, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (iii) there are no governmental restraints or prohibitions and no laws or regulations preventing the consummation of the Proposed Merger; (iv) the shares of WLRH common stock to be issued in the Proposed Merger have been approved for listing on NASDAQ, subject only to official notice of issuance thereof; (v) the net redemptions of stockholders of WLRH pursuant to their redemption rights of WLRH common stock shall not exceed $0, and (vi) the parties have performed, in all material respects, their obligations under the WLRH Merger Agreement. Our ability to complete the Proposed Merger is subject to risks and uncertainties, including, but not limited to, the risks that we or WLRH may be unable to obtain appropriate shareholder approvals required to complete the Proposed Merger or satisfy all conditions precedent to the completion of the Proposed Merger.

In addition, WLRH’s current certificate of incorporation provides that it must complete a business combination before June 11, 2016 or it must, among other things, cease all operations except for the purpose of winding up. WLRH is planning to hold a special meeting of stockholders to approve an amendment to its certificate of incorporation to extend the date before which it must complete a business combination, but there can be no assurances that such extension will be approved. If we do not complete the Proposed Merger before June 11, 2016 and WLRH is unable to obtain shareholder approval to extend the date before which it must complete a business combination, we will be unable to complete the Proposed Merger.

We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Proposed Merger is completed, and our management has devoted considerable time and effort in connection with the Proposed Merger. For these and other reasons, a failed merger could materially adversely affect our business, operating results or financial conditions. In addition, the announcement and completion of the Proposed Merger may also cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations. These risks, which could be exacerbated by a delay in the completion of the Proposed Merger, could include the following:

•	certain vendors may change their programs or processes which might adversely affect the supply or cost of the products, which then might adversely affect our revenue or gross profit;

•	our current and prospective personnel may experience uncertainty about their future roles with our company, which might adversely affect our ability to attract and retain key personnel;

•
management and other employees may be distracted from day-to-day operations because matters related to the Proposed Merger may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;

•	if the Proposed Merger is not completed for any reason, there can be no assurance that any other acceptable transaction, including any proposed refinancing, will not be adversely affected; and

•	the costs and potential adverse outcomes of any litigation relating to the Proposed Merger.

Item 2. Unregistered Sales of Equity Securities And Use of Proceeds

We are a privately held company, and there is no established public trading market for our membership interests. During the six months ended March 31, 2016, we did not sell any unregistered securities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexeo Solutions Holdings , LLC

May 13, 2016	By:	/s/ Ross J. Crane
Ross J. Crane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated March 21, 2016, by and among WL Ross Holding Corp., Neon Acquisition Company, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016 (File No. 333-179870-02)).

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

10.1
Shareholders’ and Registration Rights Agreement, dated as of March 21, 2016, by and among TPG Capital LLC, WL Ross Sponsor LLC and WL Ross Holding Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016 (File No. 333-179870-02)).

10.2
Form of Tax Receivable Agreement, by and among WL Ross Holding Corp. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016 (File No. 333-179870-02)).

10.3
Private Placement Warrant Exchange Letter Agreement, dated as of March 21, 2016, by and among WL Ross Sponsor LLC, WL Ross Holding Corp. and Nexeo Solutions Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016 (File No. 333-179870-02)).

Exhibit Number	Description

10.4
Founder Share Transfer Letter Agreement, dated as of March 21, 2016, by and among WL Ross Sponsor LLC, Nexeo Holdco, LLC and WL Ross Holding Corp. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016 (File No. 333-179870-02)).

10.5†s	Separation Agreement and Release of Claims by and between Nexeo Solutions, LLC, Nexeo Solutions Holdings, LLC and Henry E. Harrell III

31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

†                          Filed herewith.
††                   Furnished herewith.

*
The exhibits and schedule to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

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

s	Management contract or compensatory plan or arrangement.